Form 10-K
period 2016-09-30
EMCORE CORP
filed 2016-12-07
CIK 808326

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 001-36632

 EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2746503 (I.R.S. Employer Identification No.)

2015 W. Chestnut Street, Alhambra, California, 91803 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (626) 293-3400

Securities registered pursuant to Section 12(B) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)
Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of our common stock held by non-affiliates as of March 31, 2016 (the last business day of our most recently completed second fiscal quarter) was approximately $129.3 million, based on the closing sale price of $5.00 per share of common stock as reported on the NASDAQ Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 5% or more of our outstanding common stock have been excluded.

As of November 30, 2016, the number of shares outstanding of our no par value common stock totaled 26,245,113.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of September 30, 2016 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2016.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in this Annual Report as well as those discussed elsewhere in this Annual Report. These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2016

PART I.
Item 1. Business

Company Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE was the pioneer in linear fiber optic transmission technology, and today, is a leading provider of optical components, as well as a provider of complete end-to-end solutions for high-speed communications network infrastructures, enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE’s advanced optical technologies are designed for cable television (CATV) and fiber-to-the-premise (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its world-class InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

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

Our headquarters and principal executive offices are located at 2015 W. Chestnut Avenue, Alhambra, California, 91803 and our main telephone number is (626) 293-3400. For specific information about us, our products or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission ( the “SEC”).

We are subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We file periodic reports, current reports, proxy statements, and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains all of our information that has been filed or furnished electronically with the SEC. We make available free of charge on our website a link to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after such material is electronically filed with, or furnished to, the SEC.

Overview of Our Industry and Markets We Serve

Compound semiconductor-based products provide the foundation of components, subsystems, and systems used in a broad range of technology markets. Compound semiconductor materials are capable of providing electrical or electro-optical functions, such as emitting optical communications signals and detecting optical communications signals.

Collectively, our products serve the telecommunications, CATV, FTTP, defense and homeland security, satellite communications and broadcast and professional audio/video markets.

Fiber Optics Products

Our fiber optics products enable information that is modulated on light signals to be transmitted, routed (switched) and received in communication systems and networks. EMCORE primarily offers the following product lines:

▪
Laser, Receiver and Photodetector Component Products - We believe that we are a leading provider of optical components including lasers, photodetectors, and various forms of packaged subassemblies. Our products include bare die (or chip), distributed feedback (DFB) lasers, positive-intrinsic-negative (PIN) and avalanche photodiode (APD) components for 40 Gb/s Ethernet, InfiniBand, FTTP, and telecom applications. We provide component products to the global fiber optics industry, and we also leverage the benefits of our vertically-integrated infrastructure through low-cost manufacturing and early access to newly developed internally-produced components.

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

Customers include: Arris Technology Inc., BUPT-GuoAn Broadband and Cisco Systems Inc. Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2016. Revenue from four of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2015. Revenue from three of our signficant customers represented 41% of our consolidated revenue for the fiscal year ended September 30, 2014. See Note 14 - Geographical Information in the notes to our consolidated financial statements for additional information about our significant customers.

Geographical Information

See Note 14 - Geographical Information in the notes to our consolidated financial statements for disclosures related to geographic revenue and long-lived assets.

Strategic Plan

Strategy and Alternatives Committee of the Board of Directors

In addition to organic growth and development of our existing Fiber Optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with overseeing the Company’s strategic plan and evaluating strategic opportunities and alternatives available to the Company, including potential mergers, acquisitions, divestitures and other key strategic transactions outside the ordinary course of the Company’s business. Accordingly, the Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders. The Strategy Committee may engage financial and other advisors to assist it in doing so. Accordingly, the Strategy Committee and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

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

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note provided that it would bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and would mature two years from the closing of the transaction. In addition, the Promissory Note was subject to prepayments under certain circumstances, and was secured by certain of the assets sold to NeoPhotonics in the transaction.
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

We used a portion of the proceeds from the Photovoltaics Asset Sale and the Digital Products Assets Sale (collectively, the "Asset Sales") to pay for transaction costs associated with the Asset Sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness, and for general working capital purposes. In June 2015, we also used a portion of the proceeds from the Asset Sales to repurchase 6.9 million shares of our common stock for an aggregate cost of $45.0 million (excluding fees and expenses) pursuant to a modified "Dutch auction" tender offer we commenced in May 2015. In addition, in July 2016, we used a portion of the proceeds from the Asset Sales to pay a special cash dividend to our shareholders of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 13 - Equity for additional information.

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

Manufacturing

We utilize MOCVD (metal-organic chemical vapor deposition) systems that are capable of processing virtually all compound semiconductor-based materials. Our operations include wafer fabrication, device design and production and fiber optic module, subsystem and system design and manufacture. Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with key suppliers. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain products, subsystems, components, and subassemblies to contract manufacturers located overseas. Our contract manufacturers maintain comprehensive quality assurance and delivery systems, and we continuously monitor them for compliance.

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Alhambra, California; Ivyland, Pennsylvania; Beijing, China; and Langfang, China are registered to ISO 9001 standards.

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

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives, and manage new product introductions. Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers' needs. These product development activities allow our marketing group to manage new product introductions and market trends. See Note 14 - Geographical Information in the notes to the consolidated financial statements for disclosures related to geographic revenue, and significant customers.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $9.9 million, $9.1 million and $9.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As a percentage of revenue, research and development expenses were 10.8%, 11.2% and 16.8% for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they relate to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2016, we held approximately 70 U.S. patents and approximately 35 foreign patents and had over 20 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2017 and 2031. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

We also have entered into license agreements with the other organizations, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. or other foreign jurisdictions. We do not believe our financial obligations under any of these agreements adversely affects our business, financial condition, or results of operations.

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

Employees

As of September 30, 2016, we had approximately 589 employees, including approximately 330 international employees that are located primarily in China. This represents an increase of 46 employees when compared to September 30, 2015, primarily as a result of an increase in international employees. None of our employees are covered by a collective bargaining agreement. We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry. Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to our Company.

ITEM 1A. Risk Factors

We are a small company and dependent on a few products for our success.

We are a small company with a narrow, focused portfolio of products. Our small size could cause our cash flow and growth prospects to be more volatile and makes us more vulnerable to focused competition. As a small company, we will be subject to greater revenue fluctuations if our older product lines sales were to decline faster than we anticipate. In addition, we may not be able to appropriately restructure our supporting functions to fit the needs of a small company.

We have incurred losses from continuing operations and our future profitability is not assured.

For the fiscal years ended September 30, 2016, and 2014, income from continuing operations was $2.6 million and $4.1 million, respectively, and we had loss from continuing operations of $2.3 million for the fiscal year ended September 30, 2015. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our cash flow and financial condition may be adversely affected.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

•	a downturn in the markets for our customers' products;

•	discontinuation by our vendors of, or unavailability of, components or services used in our products;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	a failure to anticipate changing customer product requirements;

•	market acceptance of our products;

•	cancellations or postponements of previously placed orders;

•	increased financing costs or any inability to obtain necessary financing;

•	the impact on our business of current or future cost reduction measures;

•	a loss of key personnel or the shortage of available skilled workers;

•	economic conditions in various geographic areas where we or our customers do business;

•	the impact of political uncertainties, such as government sequestration and uncertainties surrounding the federal budget, customer spending and demand for our products;

•	significant warranty claims, including those not covered by our suppliers;

•	product liability claims;

•	other conditions affecting the timing of customer orders;

•	reductions in prices for our products or increases in the costs of our raw materials;

•	effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	obsolescence of products;

•	research and development expenses incurred associated with new product introductions;

•	natural disasters, such as hurricanes, earthquakes, fires, and floods;

•	the emergence of new industry standards;

•	the loss or gain of significant customers;

•	the introduction of new products and manufacturing processes;

•	changes in technology;

•	intellectual property disputes;

•	customs, import/export, and other regulations of the countries in which we do business;

•	the occurrence of M&A activities;

•	and acts of terrorism or violence and international conflicts or crises.

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

Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future. The trading price of our common stock may be influenced by factors beyond our control, such as the volatility of the financial markets and uncertainty surrounding domestic and foreign economies. The historical market prices of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of our common stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. Significant declines in our stock price may also interfere with our ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with our stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or our industry in particular, could have the effect of diverting management's attention and could materially harm our business.

We may not pay additional dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment may be an increase in the price of our common stock.

Although we paid a special dividend in 2016, we cannot guarantee that that we will pay additional dividends in the future. In addition, the terms of our loan and security agreement with our financial institution restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on any shares of our common stock may be for you to sell your shares at a profit. There is no guarantee that the price of our common stock in the market will increase or ever exceed the price that you paid for the shares.

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

On September 17, 2014, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our Tax Benefits by reducing the risk of limitation of our Tax Benefits. The Rights Plan was approved by our shareholders on March 10, 2015. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change”.

Our business and results of operations may continue to be negatively impacted by general economic and financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

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

If spending for CATV and optical communications networks declines, our business may suffer.

Our future success depends on continued capital investment in CATV and global communications networks infrastructure and on continued demand for high-bandwidth, high-speed communications networks and the ability of original equipment manufacturers to meet this demand. Spending on CATV and communications networks is limited by several factors, including limited investment resources, uncertainty regarding the long-term evolution and sustainability of service provider business models, and a changing regulatory environment. We cannot be certain that demand for bandwidth-intensive content will continue to grow at the same pace in the future or that communications service providers will continue to increase spending to meet such demand. If expectations for growth of CATV and communications networks and bandwidth consumption are not realized and investment in CATV and communications networks does not grow as anticipated, our business, results of operations, and gross margins could be harmed.

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

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. The Strategy and Alternatives Committee of the Board and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, dispositions, partnerships, or other or strategic alternatives in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

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
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

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

We may have difficulty establishing and maintaining adequate management and financial controls over our China operations.

Businesses in China have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Moreover, familiarity with U.S. GAAP principles and reporting procedures is less common in China. As a consequence and due to our significant operations in China, we may have difficulty finding accounting personnel experienced with U.S. GAAP, and we may have difficulty training and integrating our China-based accounting staff with our U.S.-based finance organization. As a result of these factors, we may experience difficulty in establishing management and financial controls over our China operations. These difficulties include collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed.

Compliance with regulations related to conflict minerals could increase costs and affect the manufacturing and sale of our products.

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products.

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

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer demand. The majority of our products are purchased pursuant to individual purchase orders. While our customers generally provide us with their demand forecasts, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. The short-term nature of our customer commitments and the possibility of unexpected changes in demand for their products limit our ability to accurately predict future customer demand. On occasion, customers have required rapid increases in production, which has strained our resources. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past has caused, our customers to significantly reduce the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our gross margin, income (loss) from operations, and cash flow. During an industry downturn, there is also a higher risk that a larger portion of our trade receivables would be uncollectible.

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

We primarily use contract manufacturers located outside of the U.S. as a less-expensive alternative to our performing manufacturing of certain products. Contract manufacturers in Asia currently manufacture a significant portion of our high-volume fiber optics products. We supply inventory to our contract manufacturers, and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our ability to oversee and control the assembly process, quality and delivery schedules. If we fail to manage our relationship with our contract manufacturers, or if any of the contract manufacturers experience financial difficulty, delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed.

The use of contract manufacturers located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs, and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability and natural disasters;

•	potential adverse actions by the U.S. government pursuant to its stated intention to reduce the loss of U.S. jobs;

•	natural disasters;

•	trade and travel restrictions; and

•	the outbreak of infectious diseases which could result in travel restrictions or the closure of the facilities of our contract manufacturers.

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

In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or immediately for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business, financial condition and results of operations.

If we do not keep pace with rapid technological change, our products may not be competitive.

We compete in markets that are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards, continuous improvement in products and the use of our existing products in new applications. We may not be able to develop the underlying core technologies necessary to create new products and enhancements to our existing products at the same rate as or faster than our competitors, or to license the technology from third parties that is necessary for our products. Product development delays may result from numerous factors, including:

•changing product specifications and customer requirements;
•unanticipated engineering complexities;
•expense reduction measures we have implemented and others we may implement;
•difficulties in hiring and retaining necessary technical personnel; and
•difficulties in allocating engineering resources and overcoming resource limitations.

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

We may need to increase our research and development and/or capital expenditures and expenses above our historical run-rate model in order to attempt to improve our existing technology and develop new technology. Increasing our investments in research and development of technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results. If we are unable to obtain financing or implement cost reduction measures necessary to fund these types of expenditures, we may be unable to improve our technology or develop new technologies, which could have a material adverse effect on our business, financial condition and results of operations. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

The competitive and rapidly evolving nature of our industries and pressure from competitors with greater resources has in the past resulted in and is likely in the future to result in reductions in our product prices and periods of reduced demand for our products.

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

Our products are complex and undergo quality testing and formal qualification by our customers and us. However, defects may occur from time to time. Our customers' testing procedures involve evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing, or other unforeseen reasons. For the majority of our products, we provide a product warranty of one year or less from date of shipment. For select customers, we provide extended warranties beyond our normal product warranty period for specified failures on a case-by-case basis. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. Any significant product failure could result in product recalls, product liability claims, lost future sales of the affected product and other products, as well as customer relations problems, litigation, and damage to our reputation.

In addition, our products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components, modules and subsystems and may be expected to interpolate with modules and subsystems produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems or loss of customers, all of which would harm our business. The occurrence of any defects in our products could also give rise to liability for damages caused by such defects. Although we carry product liability insurance to mitigate this risk, insurance may not adequately cover costs that may arise from defects in our products or otherwise, nor will it protect us from reputational harm that may result from such defects. Costs incurred in connection with product recalls or warranty or product liability claims could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand, or if they are generally greater than 12-months old, appropriate write-downs may be recorded. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence, or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value.

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

For the fiscal years ended September 30, 2016, 2015 and 2014, sales to customers located outside the U.S. accounted for approximately 28%, 32% and 33%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may adversely affect our revenue:

•
political and economic instability or changes in U.S. government policy with respect to these foreign countries may inhibit export of our products and limit potential customers' access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;

•	tariffs and other barriers may make our products less cost competitive;

•	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

•	potentially adverse tax consequences to our customers may damage our cost competitiveness;

•	customs, import/export, and other regulations of the countries in which we do business may adversely affect our business;

•	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affecting our business; and

•	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

In addition, we may be exposed to legal risks under the laws of the countries outside the U.S. in which we do business, as well as the laws of the U.S. governing our business activities in those other countries, such as the U. S. Foreign Corrupt Practices Act ("FCPA").

We have substantial operations in China, which exposes us to risks inherent in doing business in China.

In an effort to keep manufacturing costs down, we operate two manufacturing facilities in China. Our China-based activities are subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in, or our failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws and other matters, which laws and regulations remain highly underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive compared to more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers.

Also, if we are found to be, or to have been, in violation of Chinese laws or regulations governing technology import and export, the relevant regulatory authorities have broad discretion in dealing with such violations, including, but not limited to, issuing a warning, levying fines, restricting us from benefiting from these technologies inside or outside of China, confiscating our earnings generated from the import or export of such technology or even restricting our future import and export of any technology.

In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our business could be adversely harmed by any changes in the political, legal, or economic climate in China, our failure to comply with applicable laws and regulations or our inability to enforce applicable Chinese laws and regulations.

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

Our failure to successfully manage the opening of our new manufacturing facility in Beijing or the transition of certain of our manufacturing operations from our Langfang facility to our new Beijing location could harm our business, financial condition and results of operations.

In February 2016, we leased a new manufacturing facility in Beijing, China. We plan to relocate the manufacture of certain of our existing product lines and sub-assemblies to our new facility.  The opening of this new facility has and may continue to cause us to incur costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections. Transferring our product lines to our new manufacturing location will also require us to install and/or transplant complex manufacturing equipment and processes and to hire and train a new workforce.  In addition, certain of our customers may require the re-qualification of products supplied to them in connection with the opening of our new manufacturing operations.  If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the re-qualification of products in a timely manner, we could suffer delays in recognizing efficiencies, manufacturing and supply chain delays, adverse impacts on our product quality and delivery schedules, harm to our reputation with our customers, and loss of customers. If we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business, financial condition and results of operations could be harmed.

For a small portion of our business, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following:

•
the Federal Acquisition Regulations, Defense Federal Acquisition Regulation Supplement and other supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;

•
the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively;

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage; and

•
the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services and restrict from which countries we may purchase materials and services used in the production of certain of our products.

Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

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

Our industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. There can be no assurance that:

•	infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;

•	future assertions will not result in an injunction against the sale of infringing products, which could adversely affect our business, results of operations, and cash flows;

•	any patent owned or licensed by us will not be invalidated, circumvented, or challenged; or

•	we will not be required to obtain licenses, the expense of which may adversely affect our results of operations, and cash flows.

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

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, trade secret and unfair competition laws, as well as license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent registrations in the United States and selected international jurisdictions, most of which have been issued. We cannot guarantee that our pending applications will be approved by the applicable governmental authorities. Moreover, our existing and future patents and trademarks may not be sufficiently broad to protect our proprietary rights or may be held invalid or unenforceable in court. Failure to obtain patent registrations or a successful challenge to our registrations in the United States or other foreign countries may limit our ability to protect the intellectual property rights that these applications and registrations are intended to cover.

We also attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, especially after our employees or those of our third-party contract manufacturers end their employment or engagement, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, we could lose our competitive advantage and our business, results of operations or financial condition could be materially harmed.

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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. However, certain of these lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity, and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly, and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation in which we are involved, see Note 12 - Commitments and Contingencies in the notes to our consolidated financial statements.

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

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
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
Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational, financial, and managerial personnel. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. The competition for attracting and retaining key employees (especially scientists, technical personnel, and senior managers and executives) is intense. Because of this competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future to keep up with our business demands and changes, and our business, financial condition, results of operations, and cash flows could be materially adversely affected. The risks involved in recruiting and retaining these key personnel may be increased by our historical lack of profitability, the volatility of our stock price, and the perceived effect of previously implemented reductions in force and other cost reduction efforts.

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

Our business and operations could be adversely impacted in the event of a failure or security breach of our information technology infrastructure.

We rely upon the capacity, reliability, and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Although we have a disaster recovery plan, any failure to manage, expand, and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

On September 17, 2014, our Board of Directors adopted the Rights Plan to help preserve the value of our Tax Benefits by reducing the risk of limitation of our Tax Benefits. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” The Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock. A third party that acquires 5% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Rights Plan through the issuance of common stock or common stock equivalents to all stockholders other than such acquiring person.

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

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. We operate in an industry, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

•	invest in our research and development efforts, including by hiring additional technical and other personnel;

•	maintain and expand our operating or manufacturing infrastructure;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

***

The risks above are not the only risks we face. If any of the events described in our risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we currently deem immaterial, materialize, then our business, financial condition, results of operations, and cash flows could be materially affected.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Alhambra, California	Corporate Headquarters Manufacturing and research and development facilities	75,000	Leases covering two of six buildings expired in 2011; another lease covering four of six buildings expires in 2017 (1) and (2)

Langfang, China	Manufacturing facility	52,000	Multiple leases, which expire in 2017 (1)

Beijing, China	Manufacturing facility	23,200	Lease expires in 2021 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility	9,000	Lease expires in 2019 (1)

Footnotes

(1)	Leases have the option to be renewed by us, subject to inflation and other adjustments.

(2)	Certain facility leases in Alhambra, California which have expired are being maintained on a month-to-month basis.

ITEM 3.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 12- Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

PART II.    Other Information

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". As of November 30, 2016, we had approximately 95 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represent the highest and lowest sales prices for our common stock on the NASDAQ Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016	$5.81 - $8.52	$4.96 - $6.15	$4.95 - $6.25	$4.90 - $6.71*

Fiscal 2015	$5.00 - $5.80	$5.10 - $5.60	$5.37 - $6.59	$5.71 - $7.49

* As described below, on July 29, 2016 we paid a special cash dividend of $1.50 per share of the Company’s common stock. The sales prices for our common stock reflect the payment of this special dividend as of August 1, 2016, the ex-dividend date for the special dividend.

Dividend Policy

On July 5, 2016, we declared a special cash dividend of $1.50 per share of the Company's common stock, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016. Under the terms of our credit facility with Wells Fargo Bank, N. A., we are restricted from paying dividends that result in the liquidity of the Company being less than $25.0 million after paying the dividend if any amounts are outstanding under our credit facility. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Performance Graph

The following table and graph compares the yearly percentage change in the cumulative total shareholders' return on our common stock for the five-year period from October 1, 2011 through September 30, 2016 with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The comparison assumes $100 was invested at the market close on September 30, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index and that any dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Data Table	As of September 30,
	2011	2012	2013	2014	2015	2016
EMCORE Corporation	$100.00	$142.68	$113.13	$143.69	$171.72	$186.27
NASDAQ Composite	$100.00	$131.89	$163.47	$195.96	$202.60	$234.66
NASDAQ Telecommunications	$100.00	$116.82	$149.75	$161.24	$157.52	$176.13

ITEM 6.    Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2016, 2015, and 2014 and the balance sheet data as of September 30, 2016 and 2015 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report, after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses.

We derived the statement of operations data for the years ended September 30, 2013 and 2012 and the selected balance sheet data as of September 30, 2014, 2013, and 2012 from audited consolidated financial statements that are not included in this Annual Report after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
Revenue	$91,998	$81,685	$55,514	$60,971	$61,592
Gross profit	30,954	28,691	12,114	12,266	7,924
Operating income (loss)	2,939	(4,522)	(20,331)	(8,945)	(20,437)
Income (loss) from continuing operations	2,619	(2,272)	4,082	(5,554)	(21,202)
Income (loss) from discontinued operations	5,647	65,372	770	10,542	(17,969)
Net income (loss)	8,266	63,100	4,852	4,988	(39,171)
Net income (loss) per basic share
Continuing operations	$0.10	$(0.08)	$0.13	$(0.21)	$(0.90)
Discontinued operations	0.22	2.18	0.03	0.40	(0.76)
Net income (loss) per basic share	$0.32	$2.10	$0.16	$0.19	$(1.66)
Net income (loss) per diluted share
Continuing operations	$0.10	$(0.08)	$0.13	$(0.21)	$(0.90)
Discontinued operations	$0.21	$2.18	$0.03	$0.40	$(0.76)
Net income (loss) per diluted share	$0.31	$2.10	$0.16	$0.19	$(1.66)

Balance Sheet Data (in thousands)	As of September 30,
	2016	2015	2014	2013	2012
Cash, cash equivalents and restricted cash	$64,870	$112,260	$22,169	$16,919	$9,129
Working capital	92,957	127,994	30,914	37,196	3,971
Total assets	127,211	160,907	191,342	173,714	169,866
Long-term liabilities	1,635	1,774	6,018	9,434	9,408
Shareholders' equity	107,317	135,442	112,347	101,179	69,023

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2016
Continuing Operations:

•
On July 5, 2016, the Company declared a special cash dividend of $1.50 per share of the Company's common stock, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016. See Note 13 - Equity for additional information.

•
On September 23, 2014, Sumitomo Electric Industries, Ltd. ("SEI") filed for arbitration against EMCORE, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016 and is included in cash at September 30, 2016. The Company was also entitled to recover $2.6 million in legal fees and costs from SEI, which was received in June 2016 and has been recorded by EMCORE within operating income. See Note 12 - Commitments and Contingencies for additional information.

•
In September 2016, the Company paid $2.9 million previously accrued related to a termination fee for terminating a prior joint venture agreement. See Note 12 - Commitments and Contingencies for additional information.

•	During fiscal year 2016, the company paid $6.1 million for the purchase of long-term inventory as a result of the vendor announcing they would cease manufacturing a part.

Discontinued Operations:

•
As a result of the SEI Arbitration tribunal ruling above, during the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously deferred gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. See Note 4 - Discontinued Operations and Note 12 - Commitments and Contingencies for additional information.

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

•
Asset Retirement Obligations (“AROs” or “ARO”): As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations during the fiscal year ended September 30, 2015, the Company reduced ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO was established. The amount of the remaining reduction to the ARO liability was recorded as a reduction to operating expenses. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Discontinued Operations:

•
Photovoltaic and Digital Products Asset Sales: On December 10, 2014, we sold our Photovoltaics Business to SolAero for $150.0 million in cash. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics for $17.0 million in cash and notes receivable that were paid in April 2015. These Asset Sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations for the businesses sold as discontinued operations. No assets or liabilities that were sold from either the Photovoltaic Business or Digital Products Business remain on the consolidated balance sheet as of September 30, 2016 and 2015. See Note 4 - Discontinued Operations in the notes to the consolidated financial statements for additional information.

Fiscal 2014
Continuing Operations:

•
We recorded a net deferred tax valuation allowance release of $24.1 million as an income tax benefit during fiscal year 2014. All of the $24.1 million in deferred tax assets were used in fiscal year 2015 when income tax expense was recorded as a result of the sale of the Photovoltaics Business, thus no cash was received for the deferred tax assets.

Fiscal 2013
Continuing Operations:

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we could, from time to time, sell up to an aggregate of $50.0 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which allowed us to access the capital markets for the three year period following this effective date as long as we continued to meet the eligibility requirements for the use of Form S-3. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million.

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

•
Sale of Fiber Optics-related Assets: On May 7, 2012, we completed the sale of certain assets associated with our Fiber Optics business to a subsidiary of Sumitomo Electric Industries, LTD and recorded a gain of approximately $2.8 million. We initially deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies were resolved. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional disclosures related to the recognition of the deferred gain on sale.

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

•
Joint Venture: During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction of our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. During fiscal 2012, we held a 40% registered ownership in Suncore and we recorded a $1.2 million loss from this equity method investment within discontinued operations. As of September 30, 2012, our investment balance in Suncore was zero and we stopped recording our proportionate share of Suncore's loss since we had no obligation or intent to fund the deficit balance.

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

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”) designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE was the pioneer in linear fiber optic transmission technology, and today is a leading provider of optical components, as well as a provider of complete end-to-end solutions for high-speed communications network infrastructures, enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE’s advanced optical technologies are designed for cable television (CATV) and fiber-to-the-premise (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its world-class InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

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

On September 23, 2014, SEI filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company is entitled to collect the $1.9 million held in escrow, which was received in June 2016 and is included in cash at June 30, 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously deferred gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the fiscal year ended September 30, 2016, we recognized the $2.6 million recovery of fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 4 - Discontinued Operations in the notes to the consolidated financial statements for more information.

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2014. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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

Strategic Plan

In addition to organic growth and development of our existing fiber optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with overseeing the Company’s strategic plan and evaluating strategic opportunities and alternatives available to the Company, including potential mergers, acquisitions, divestitures and other key strategic transactions outside the ordinary course of the Company’s business. Accordingly, the Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and may engage financial and other advisors to assist it in these efforts. Accordingly, the Strategy Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and we may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, warrants and stock-based compensation;

•	the useful lives of assets and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies including litigation and indemnification;

•	the allowance for doubtful accounts and warranty accruals; and,

•	the valuation allowance for deferred tax assets.

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

Prior Period Reclassifications

On December 10, 2014, we sold our Photovoltaics business to SolAero. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics. The Photovoltaics Asset Sale and Digital Asset Sale are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. No Photovoltaics or Digital Products assets or liabilities that were sold remain on the consolidated balance sheets as of September 30, 2016 and September 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2016, 2015 and 2014. See Note 4 - Discontinued Operations in our notes to the consolidated financial statements for additional information.

Reclassification of prior period amounts related to discontinued operations as a result of the sale of the Photovoltaics and Digital Products Businesses have been made to conform to the current period financial statement presentation. There were no other reclassifications except for amounts related to discontinued operations.

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

Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. Inventory that is expected to be used within the next 12 months is classified as current inventory. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future revenue. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where we sell previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 7 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

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

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. With the exception of the gains resulting from the completed Photovoltaics Asset Sale, we have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination. See Note 11 - Income and other Taxes in the notes to the consolidated financial statements for additional information related to our income taxes.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of revenue; sales, general, and administrative; and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation. This option-pricing model requires the input of subjective assumptions, including the option's expected life, the price volatility of the underlying stock, risk-free interest rate and expected forfeitures. Expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our non-cash stock-based compensation expense could adversely affect our results of operations. See Note 13 - Equity in the notes to the consolidated financial statements for additional disclosures related to our stock-based compensation.

Litigation Contingencies

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected. See Note 12 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

Asset Retirement Obligations

Pursuant to ASC 410, Asset Retirement and Environmental Obligations, an ARO is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, a company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and/or amortization. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO liability and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations.

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional disclosures related to our AROs.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	66.4	64.9	78.2
Gross profit	33.6	35.1	21.8
Operating expense (income):
Selling, general, and administrative	22.5	30.2	41.9
Research and development	10.8	11.2	16.8
Recovery of previously incurred litigation related fees and expenses from arbitration award	(2.8)	—	—
Gain from change in estimate on ARO obligation	—	(1.0)	—
(Gain) loss on sale of assets	(0.1)	0.3	(0.1)
Total operating expense	30.4	40.7	58.6
Operating income (loss)	3.2	(5.6)	(36.8)
Other income (expense):
Interest income, net	0.1	0.1	(0.9)
Foreign exchange (loss) gain	(0.4)	(0.1)	—
Gain on sale of investment	—	—	0.6
Change in fair value of financial instruments	—	0.1	0.1
Other income	—	—	0.1
Total other (expense) income	(0.3)	0.1	(0.1)
Income (loss) from continuing operations before income tax (expense) benefit	2.9	(5.5)	(36.9)
Income tax (expense) benefit	—	2.7	44.2
Income (loss) from continuing operations	2.9	(2.8)	7.3
Income from discontinued operations, net of tax	6.1	80.0	1.4
Net income	9.0%	77.2%	8.7%

Comparison of Financial Results for the Fiscal Years Ended September 30, 2016 and 2015

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$91,998	$81,685	$10,313	12.6%
Cost of revenue	61,044	52,994	8,050	15.2%
Gross profit	30,954	28,691	2,263	7.9%
Operating expense (income):
Selling, general, and administrative	20,734	24,711	(3,977)	(16.1)%
Research and development	9,921	9,119	802	8.8%
Recovery of previously incurred litigation related fees and expenses from arbitration award	(2,599)	—	(2,599)	N/A
Gain from change in estimate on ARO obligation	—	(845)	845	100.0%
(Gain) loss on sale of assets	(41)	228	(269)	(118.0)%
Total operating expense	28,015	33,213	(5,198)	(15.7)%
Operating income (loss)	2,939	(4,522)	7,461	165.0%
Other income (expense):
Interest income, net	88	75	13	17.3%
Foreign exchange loss	(394)	(138)	(256)	(185.5)%
Change in fair value of financial instruments	—	122	(122)	(100.0)%
Total other (expense) income	(306)	59	(365)	(618.6)%
Income (loss) from continuing operations before income tax (expense) benefit	2,633	(4,463)	7,096	159.0%
Income tax (expense) benefit	(14)	2,191	(2,205)	(100.6)%
Income (loss) from continuing operations	2,619	(2,272)	4,891	215.3%
Income from discontinued operations, net of tax	5,647	65,372	(59,725)	(91.4)%
Net income	$8,266	$63,100	$(54,834)	(86.9)%

Revenue

For the fiscal year ended September 30, 2016, revenue increased 12.6% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 33.6% and 35.1% for the years ended September 30, 2016 and 2015, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million during the fiscal years ended September 30, 2016 and 2015.

For the fiscal year ended September 30, 2016, gross margins decreased when compared to the prior year. The decrease in gross margins for the fiscal year ended September 30, 2016 was primarily due to lower absorption of manufacturing overhead costs.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.4 million and $2.8 million during the fiscal years ended September 30, 2016 and 2015, respectively.

SG&A expense for the fiscal year ended September 30, 2016 was lower than the amount reported in the prior year primarily due to higher stock-based compensation, severance and compensation expense associated with the sale of the Photovoltaics and Digital Products Businesses in the prior year.

As a percentage of revenue, SG&A expenses were 22.5% and 30.2% for the fiscal years ended September 30, 2016 and 2015, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.4 million during the fiscal years ended September 30, 2016 and 2015.

R&D expense for the fiscal year ended September 30, 2016 was higher than the amounts reported in the prior year primarily due to higher compensation costs and increased project spending.

As a percentage of revenue, R&D expenses were 10.8% and 11.2% for the fiscal years ended September 30, 2016 and 2015, respectively.

Recovery of previously incurred litigation related fees and expenses from arbitration award

Recovery of previously incurred litigation related fees and expenses from arbitration award consists of the fees awarded to the Company as a result of the SEI arbitration award in April 2016. As a percentage of revenue, the recovery of previously incurred litigation related fees and expenses from arbitration award was 2.8% for the fiscal year ended September 30, 2016.

Gain from Change in Estimate on ARO

As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2015, the Company reduced the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO was established. The amount of the remaining reduction to the ARO was recorded as a reduction to operating expenses. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Operating Income (Loss)

Operating income (loss) represents revenue less the cost of revenue and direct operating expenses incurred. Operating income (loss) is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 3.2% and (5.6)% for the fiscal years ended September 30, 2016 and 2015, respectively.

Other Income (Expense)

Interest Income, net
During the fiscal year ended September 30, 2016, we recorded $0.2 million of interest income earned on cash and cash equivalents balances. During the fiscal year ended September 30, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics which was primarily offset by an equivalent amount of interest expense incurred on our outstanding Credit Facility. See Note 4 - Discontinued Operations in the notes to the consolidated financial statements for additional information.

Foreign Exchange
Losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange loss on our consolidated statements of operations and comprehensive income. The losses recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Change in Fair Value of Financial Instruments
Warrants representing the right to purchase 400,001 shares of our common stock expired on April 1, 2015.

Income Tax (Expense) Benefit

For the fiscal year ended September 30, 2016, the Company recorded income tax expense from continuing operations of approximately $14,000, and $24,000 of income tax benefit within income from discontinued operations.

For the fiscal year ended September 30, 2015, the Company recorded $2.2 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations.

During the fiscal year ended September 30, 2015, the Company utilized the $24.1 million of deferred tax assets. As a result, a net deferred tax valuation allowance release of $24.1 million was recorded as an income tax benefit during fiscal year 2014 following the Company's determination that it was more likely than not that certain deferred tax assets would be realized upon the sale of the Photovoltaics Business in fiscal year 2015. See Note 11 - Income and other Taxes in the notes to the consolidated financial statements for more information.

Our Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and other favorable tax attribute carryovers by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by our shareholders on March 10, 2015. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change”.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2016	2015	$ Change	% Change
Revenue	$—	$24,558	$(24,558)	(100.0)%
Cost of revenue	(659)	17,352	(18,011)	(103.8)%
Gross profit	659	7,206	(6,547)	(90.9)%
Operating (income) expense	(1,160)	5,040	6,200	123.0%
Recognition of previously deferred gain on sale of assets	3,804	—	3,804	NA
Other income	—	779	(779)	(100.0)%
Gain on sale of discontinued operations	—	88,952	(88,952)	(100.0)%
Income from discontinued operations before income tax benefit (expense)	5,623	91,897	(86,274)	(93.9)%
Income tax benefit (expense)	24	(26,525)	26,549	100.1%
Income from discontinued operations, net of tax	$5,647	$65,372	$(59,725)	(91.4)%

During the fiscal year ended September 30, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $1.0 million and $4.6 million, net of tax, respectively.

Included in cost of revenue for the fiscal year ended September 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business and a gain of $0.3 million on the lease termination associated with the Digital Products Business.

During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of the $3.4 million of deferred gain and reversal of other liabilities of $0.4 million, which had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

During the fiscal year ended September 30, 2015, we recognized a gain of $87.0 million and $2.0 million on the sales of the Photovoltaics Business and Digital Products Business, respectively, which was recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the fiscal year ended September 30, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $61.2 million and $4.2 million, net of tax, respectively.

Comparison of Financial Results for the Fiscal Years Ended September 30, 2015 and 2014

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

For the fiscal year ended September 30, 2015, gross margins increased when compared to the prior year. The increase in gross margins for the fiscal year ended September 30, 2015 compared to 2014 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production output resulting in higher levels of absorption. In addition, gross margins also increased from an improvement in product mix.

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

Gain from Change in Estimate on ARO Obligation

As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2015, the Company reduced the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO was established. The amount of the remaining reduction to the ARO was recorded as a reduction to operating expenses. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

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

Income Tax Benefit
At September 30, 2014, the Company determined that it was more likely than not that certain deferred tax assets would be realized upon the sale of the Photovoltaic Business in fiscal year 2015. As a result, a net deferred tax valuation allowance release of $24.1 million was recorded as an income tax benefit during fiscal year 2014. The sale of the Photovoltaics Business closed on December 10, 2014 and the Company realized a gain on the transaction.

During the fiscal year ended September 30, 2015, the Company utilized the $24.1 million of deferred tax assets. The Company made a payment for alternative minimum taxes and the remaining income tax expense was offset mainly through utilization of $24.1 million of deferred tax assets and utilization of net operating loss carry forwards.

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

For fiscal years ended September 30, 2015 and 2014, the effective tax rate on continuing operations was 49.1%, and 119.9% and, respectively. The lower tax rate for fiscal year 2015 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials, and release of state taxes associated with uncertain tax positions. The higher tax rate for fiscal year 2014 was mainly attributable to the partial release of the valuation allowance. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting. The Company believes its forecast of losses from continuing operations is a reasonable estimate. Actual results from continuing operations may differ significantly from the estimates previously forecasted, resulting in significant changes from one period to the next in the tax expense or benefit from continuing operations being recognized. Also see Note 11 -Income and other Taxes in the notes to the consolidated financial statements for more information.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and, until recently, in most periods we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets, and cost reduction initiatives, as well as, from time to time in prior periods, borrowings from our Credit Facility (defined below) and capital markets transactions.

On December 10, 2014, we completed the sale of our Photovoltaics Business for $150.0 million in cash, prior to working capital adjustments of $0.1 million.

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

On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 13 - Equity for additional information.

As of September 30, 2016, cash and cash equivalents totaled $63.9 million and net working capital totaled approximately $93.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2016, we earned net income of $8.3 million.

With respect to measures related to liquidity:

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months, and thereafter for the foreseeable future. At the discretion of our Board, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more additional special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our other businesses, pursue other strategic opportunities or a combination thereof. In addition, should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

For the fiscal year ended September 30, 2016, the following changes to our liquidity occurred:

•
Dividend Payment: On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 13 - Equity for additional information.

•
Resolution of Outstanding Litigation: In June 2016 we collected $2.6 million in fees and costs from Sumitomo Electric Industries, Ltd. ("SEI") and $1.9 million held in escrow as the result of the favorable ruling from the SEI arbitration. See Note 12 - Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (Credit Facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 10 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures.

Cash Flow

The Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2016 vs Fiscal 2015		Fiscal 2015 vs Fiscal 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by operating activities	$(5,552)	$(3,917)	$1,001	$(1,635)	(41.7)%	$(4,918)	(491.3)%

Fiscal 2016:
For the fiscal year ended September 30, 2016, our operating activities used cash of $5.6 million primarily due to decreases in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $13.5 million, the recognition of the previously deferred gain on sale of assets from discontinued operations of $3.8 million, the gain on transfer of solar power assets and obligations of $0.7 million, the gain on reduction of product warranty of discontinued operations of $0.4 million and the payment and gain on settlement of Newark restructuring lease of $0.3 million partially offset by depreciation, amortization and accretion expense of $2.5 million, stock-based compensation expense of $2.1 million, warranty provision of $0.4 million, and our net income of $8.3 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.2 million and inventory of $10.9 million, and a decrease in accrued expenses and other liabilities of $4.8 million partially offset by a decrease in other assets of $0.1 million and an increase in accounts payable of approximately $3.2 million.

Fiscal 2015:
Our operating activities consumed cash of $3.9 million primarily due to the effect of adjustments for non-cash charges, including the gain on sale of the Photovoltaics Business of $87.0 million, including the gain on sale of the Digital Products Business of $2.0 million, and the gain from change in estimate on ARO obligation of $0.8 million, foreign currency translation adjustment of $0.7 million as well as the changes in our operating assets and liabilities of $8.6 million, partially offset by deferred income taxes of $24.1 million, stock-based compensation expense of $4.6 million, warranty provision of $0.8 million, depreciation, amortization and accretion expense of $3.0 million, allowance for doubtful accounts of $0.6 million, and our net income of $63.1 million. The change in our operating assets and liabilities was primarily the result of an increase in inventory of $3.4 million, a decrease in accounts payable of $3.2 million, a decrease in accrued expenses and other liabilities of $5.8 million, partially offset by a decrease in accounts receivable of $3.5 million and other assets of $0.4 million,

Fiscal 2014:
Our operating activities provided cash of $1.0 million primarily due to our net income of $4.9 million, changes in our operating assets and liabilities (or working capital components) of $5.0 million, depreciation, amortization and accretion expense of $8.5 million, stock-based compensation expense of $4.4 million, warranty provision of $2.1 million, losses on inventory purchase commitments of $0.3 million and allowance for doubtful accounts of $0.2 million, partially offset by deferred income taxes of $24.1 million and the gain on sale of investment of $0.3 million. The change in our operating assets and liabilities was primarily the result of a decrease in inventory of $5.5 million, other assets of $2.9 million and an increase in accounts payable of $3.1 million, partially offset by a decrease in accrued expenses and other liabilities of $3.1 million and an increase in accounts receivable of $3.3 million.

Working Capital Components:

Accounts Receivable: We generally expect the level of accounts receivable at any given quarter to reflect the level of sales in that quarter. Our accounts receivable balances have fluctuated historically due to the timing of account collections, timing of product shipments, and/or change in customer credit terms.

Inventory: We generally expect the level of inventory at any given quarter to reflect the change in our expectations of forecasted sales. Our inventory balances have fluctuated historically due to the timing of customer orders and product shipments, changes in our internal forecasts related to customer demand, as well as adjustments related to excess and obsolete inventory and the purchase of non-current inventory.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2016 vs Fiscal 2015		Fiscal 2015 vs Fiscal 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by investing activities	$(4,416)	$165,276	$(3,261)	$(169,692)	(102.7)%	$168,537	5,168.3%

Fiscal 2016:
For the fiscal year ended September 30, 2016, our investing activities used $4.4 million of cash primarily from capital expenditures of $5.8 million and an increase in restricted cash of $0.6 million partially offset by the receipt of escrow funds from sale of assets of $1.9 million.

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

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2016 vs Fiscal 2015		Fiscal 2015 vs Fiscal 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by financing activities	$(38,254)	$(70,266)	$6,576	$32,012	45.6%	$(76,842)	(1,168.5)%

Fiscal 2016:
For the fiscal year ended September 30, 2016, our financing activities used cash of $38.3 million due to the payment of a special dividend of $39.2 million partially offset by proceeds from stock plan transactions of $1.0 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2016 and over the next five fiscal years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2017	2018 to 2019	2020 to 2021	2022 and later
Purchase obligations	$20,755	$20,381	$374	$—	$—
Asset retirement obligations	1,824	45	—	1,720	59
Operating lease obligations	1,640	753	595	292	—
Total contractual obligations and commitments	$24,219	$21,179	$969	$2,012	$59

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of September 30, 2016, we had unrecognized tax benefits of $0.3 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations ("ARO")
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO's include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling ARO's. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our ARO's.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. See Note 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our operating lease obligations.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our operating leases described above that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Geographical Information
See Note 14- Geographical Information in the notes to the consolidated financial statements for disclosures related to geographic revenue and significant customers.

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

Foreign Currency Exchange Risks
The United States dollar is the reporting currency for our consolidated financial statements. The functional currency for our China subsidiary is the Yuan Renminbi.

We recognize translation adjustments due to the effect of changes in the value of the Yuan Renminbi relative to the U.S. dollar associated with our operations in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive income. Foreign currency translation adjustments are recorded as accumulated other comprehensive income.

Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income.

During the normal course of business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates due to the Yuan Renminbi. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk.

Some of our foreign suppliers may adjust their prices (in US dollars) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations. We do not currently hedge our foreign currency exposure.

Interest Rate Risks
On November 11, 2010, we entered into a credit facility with Wells Fargo Bank. As of September 30, 2016, we had no borrowings outstanding under our credit facility. As of September 30, 2016, the credit facility had $0.5 million reserved for one outstanding stand-by letter of credit, leaving a remaining $10.9 million borrowing availability balance under this credit facility. As of November 30, 2016, there was no outstanding balance under the credit facility.

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

ITEM 8.    Financial Statements

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the Fiscal Years Ended September 30, 2016, 2015 and 2014
(in thousands, except net income (loss) per share)

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Revenue	$91,998	$81,685	$55,514
Cost of revenue	61,044	52,994	43,400
Gross profit	30,954	28,691	12,114
Operating expense (income):
Selling, general, and administrative	20,734	24,711	23,239
Research and development	9,921	9,119	9,306
Recovery of previously incurred litigation related fees and expenses from arbitration award	(2,599)	—	—
Gain from change in estimate on ARO obligation	—	(845)	—
(Gain) loss on sale of assets	(41)	228	(100)
Total operating expense	28,015	33,213	32,445
Operating income (loss)	2,939	(4,522)	(20,331)
Other income (expense):
Interest income (expense), net	88	75	(522)
Foreign exchange loss	(394)	(138)	(7)
Gain on sale of investment	—	—	307
Change in fair value of financial instruments	—	122	34
Other income	—	—	51
Total other (expense) income	(306)	59	(137)
Income (loss) from continuing operations before income tax (expense) benefit	2,633	(4,463)	(20,468)
Income tax (expense) benefit	(14)	2,191	24,550
Income (loss) from continuing operations	2,619	(2,272)	4,082
Income from discontinued operations, net of tax	5,647	65,372	770
Net income	$8,266	$63,100	$4,852
Foreign exchange translation adjustment	(268)	(990)	214
Comprehensive income	$7,998	$62,110	$5,066
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.10	$(0.08)	$0.13
Discontinued operations	0.22	2.18	0.03
Net income per basic share	$0.32	$2.10	$0.16
Net income (loss) per diluted share:
Continuing operations	$0.10	$(0.08)	$0.13
Discontinued operations	0.21	2.18	0.03
Net income per diluted share	$0.31	$2.10	$0.16
Weighted-average number of basic shares outstanding	25,979	30,012	30,453
Weighted-average number of diluted shares outstanding	26,518	30,012	30,777

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2016 and 2015
(in thousands, except per share data)

	As of	As of
	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,905	$111,885
Restricted cash	965	375
Accounts receivable, net of allowance of $36 and $462, respectively	18,432	17,319
Inventory	24,150	17,130
Prepaid expenses and other current assets	3,764	4,976
Total current assets	111,216	151,685
Property, plant, and equipment, net	12,213	8,925
Non-current inventory	3,531	—
Other non-current assets, net of allowance of $0 and $3,561, respectively	251	297
Total assets	$127,211	$160,907
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,575	$7,189
Deferred gain associated with sale of assets	—	3,400
Accrued expenses and other current liabilities	7,684	13,102
Total current liabilities	18,259	23,691
Asset retirement obligations	1,573	1,774
Other long-term liabilities	62	—
Total liabilities	19,894	25,465
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,154 shares issued and 26,244 shares outstanding as of September 30, 2016; 32,586 shares issued and 25,676 shares outstanding as of September 30, 2015	725,880	762,003
Treasury stock at cost; 6,910 shares at September 30, 2016 and 2015	(47,721)	(47,721)
Accumulated other comprehensive income	579	847
Accumulated deficit	(571,421)	(579,687)
Total shareholders’ equity	107,317	135,442
Total liabilities and shareholders’ equity	$127,211	$160,907

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2016, 2015, and 2014
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2013	29,982	$749,266	$(2,071)	$1,623	(647,639)	$101,179
Net income		—	—	—	4,852	4,852
Translation adjustment		—	—	214	—	214
Stock-based compensation	633	4,074	—	—	—	4,074
Stock option exercises	120	573	—	—	—	573
Issuance of common stock - ESPP	341	1,182	—	—	—	1,182
Issuance of common stock - ODPP	2	8	—	—	—	8
Issuance of common stock - Board of Directors	31	265				265
Balance as of September 30, 2014	31,109	755,368	(2,071)	1,837	(642,787)	112,347
Net income		—	—	—	63,100	63,100
Translation adjustment		—	—	(990)	—	(990)
Stock-based compensation	948	4,320	—	—	—	4,320
Purchase of treasury stock	(6,870)	—	(45,650)	—	—	(45,650)
Stock option exercises	290	1,409	—	—	—	1,409
Issuance of common stock - ESPP	121	493	—	—	—	493
Issuance of common stock - Board of Directors	78	413	—	—	—	413
Balance as of September 30, 2015	25,676	762,003	(47,721)	847	(579,687)	135,442
Net income		—	—	—	8,266	8,266
Translation adjustment		—	—	(268)	—	(268)
Stock-based compensation	284	1,868	—	—	—	1,868
Special dividend paid	—	(39,214)	—	—	—	(39,214)
Stock option exercises	45	225	—	—	—	225
Issuance of common stock - ESPP	193	735	—	—	—	735
Issuance of common stock - Board of Directors	46	263	—	—	—	263
Balance as of September 30, 2016	26,244	$725,880	$(47,721)	$579	$(571,421)	$107,317

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years ended September 30, 2016, 2015 and 2014
(in thousands)

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$8,266	$63,100	$4,852
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion expense	2,506	2,952	8,518
Stock-based compensation expense	2,086	4,586	4,439
Deferred income taxes	—	24,080	(24,080)
Gain on sale of Photovoltaics Business	—	(86,958)	—
Gain on sale of Digital Products Business	—	(1,994)	—
Gain on sale of an investment	—	—	(307)
Provision adjustments related to doubtful accounts	23	556	245
Provision adjustments related to product warranty	376	838	2,114
Provision for losses on inventory purchase commitments	—	—	306
Change in fair value of financial instruments	—	(122)	(34)
Gain from change in estimate on ARO obligation	—	(845)	—
Reclassification of foreign currency translation adjustment	—	(744)	—
Recognition of previously deferred gain on sale of assets from discontinued operations	(3,804)	—
Gain on reduction of product warranty of discontinued operations	(423)	—
Gain on settlement of solar power assets and obligations	(689)	—
Gain on settlement of Newark lease	(310)	—
Net (gain) loss on disposal of equipment	(41)	237	(100)
Settlement of customer related warranty claim	—	(442)	—
Expiration of specific historical sales allowance	—	(345)	—
Adjustments of unrecognized gross tax benefits	—	(207)	—
Total non-cash adjustments	(276)	(58,408)	(8,899)
Changes in operating assets and liabilities:
Accounts receivable	(1,171)	3,526	(3,290)
Inventory	(10,904)	(3,440)	5,481
Other assets	148	359	2,879
Accounts payable	3,179	(3,231)	3,113
Accrued expenses and other current liabilities	(4,794)	(5,823)	(3,135)
Total change in operating assets and liabilities	(13,542)	(8,609)	5,048
Net cash (used in) provided by operating activities	(5,552)	(3,917)	1,001
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	—	149,936	—
Proceeds from sale of Digital Products Business	—	16,982	—
Cash proceeds from sale of investment	—	—	307
Purchase of equipment	(5,779)	(2,799)	(3,001)
(Increase) decrease in restricted cash	(590)	1,107	(667)
Receipt of escrow funds from sale of assets	1,853	—	—
Proceeds from disposal of property, plant and equipment	100	50	100
Net cash (used in) provided by investing activities	(4,416)	165,276	(3,261)
Cash flows from financing activities:
Net (payments) proceeds from borrowings of credit facilities	—	(26,518)	4,813
Repurchases of common stock	—	(45,650)	—
Payment of special dividend	(39,214)	—	—
Proceeds from stock plans	960	1,902	1,763
Net cash (used in) provided by financing activities	(38,254)	(70,266)	6,576
Effect of exchange rate changes on foreign currency	242	105	267
Net (decrease) increase in cash and cash equivalents	(47,980)	91,198	4,583
Cash and cash equivalents at beginning of period	111,885	20,687	16,104
Cash and cash equivalents at end of period	$63,905	$111,885	$20,687
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years ended September 30, 2016, 2015 and 2014
(in thousands)

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Cash paid during the period for interest	$88	$194	$429
Cash paid during the period for income taxes	$124	$938	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$282	$514	$—
Issuance of common stock to Board of Directors	$263	$413	$265
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well as complete end-to-end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advanced optical technologies are designed for Cable Television (CATV), Fiber-To-The-Premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

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

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the consolidated balance sheet as of September 30, 2016 or September 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2016, 2015 and 2014. See Note 4 - Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and until recently, in most periods we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets, and cost reduction initiatives, as well as from time to time in prior periods, borrowings from our Credit Facility and capital markets transactions.

On December 10, 2014, we completed the sale of our Photovoltaics Business for $150.0 million in cash prior to working capital adjustments of $0.1 million.

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

As of September 30, 2016, cash and cash equivalents totaled $63.9 million and net working capital totaled approximately $93.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2016, we earned net income of $8.3 million.

With respect to measures related to liquidity:

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility (defined below) will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months, and thereafter for the foreseeable future. At the discretion of our Board, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more additional special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our other businesses, pursue other strategic opportunities or a combination thereof. In addition, should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

For the fiscal year ended September 30, 2016, the following changes to our liquidity occurred:

•
Dividend Payment: On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 13 - Equity for additional information.

•
Resolution of Outstanding Litigation: In June 2016 we collected $2.6 million in fees and costs from Sumitomo Electric Industries, Ltd. ("SEI") and $1.9 million held in escrow as the result of the favorable ruling from the SEI arbitration. See Note 12 - Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit line of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 10 - Credit Facilities for additional information.

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

Prior Period Reclassifications: On December 10, 2014, we sold our Photovoltaics business to SolAero. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics. The Photovoltaics Asset Sale and Digital Asset Sale are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. No Photovoltaics or Digital Products assets or liabilities that were sold remain on the consolidated balance sheet as of September 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2016, 2015 and 2014. See Note 4 - Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Reclassification of prior period amounts related to discontinued operations as a result of the sale of the Photovoltaics and Digital Products Businesses have been made to conform to the current period financial statement presentation. There were no other reclassifications except for amounts related to discontinued operations.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, warrants and stock-based compensation;

•	the useful lives of assets and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies, including litigation and indemnification-related;

•	the allowance for doubtful accounts and warranty accruals; and,

•	the valuation allowance for deferred tax assets.

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

Inventory: Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price, and the timing of the consumption of impaired inventory and the sale of the related finished goods is relatively short. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory.

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

Valuation of Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment, net. Since our long-lived assets are subject to amortization, we review these assets for impairment in accordance with the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

Asset Retirement and Environmental Obligations: Pursuant to ASC 410, Asset Retirement and Environmental Obligations, an asset retirement obligation (“ARO” or “AROs”) is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, a company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, and/or amortization. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling ARO liabilities.

We have known asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. We previously completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $1.8 million as of September 30, 2015. See Note 12 - Commitments and Contingencies for additional information.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the consolidated statement of operations and comprehensive income. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2017 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. The new standard will be effective for our fiscal year beginning October 1, 2019 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017. The new standard will be effective for our fiscal year beginning October 1, 2018 and earlier adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

•
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this guidance, organizations that present a classified balance sheet are required to classify all deferred taxes as non-current assets or non-current liabilities. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted the new standard in fiscal year 2016 and the accounting standard update did not have an impact on our Consolidated Financial Statements.

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

On December 22, 2015, we settled all of the outstanding rights and obligations of a solar power venture in Spain, including outstanding non-current receivables, for a payment of $0.7 million. The outstanding non-current receivables had a net book value of $0 at the time of settlement as they were fully allowed for previously. The resulting gain was recorded in the discontinued operations of the Photovoltaics Business for the fiscal year ended September 30, 2016.

No assets and liabilities of the Photovoltaics Business that were sold remain on the consolidated balance sheet as of September 30, 2016 and 2015. The financial results of the Photovoltaics Business are reported as discontinued operations for the fiscal years ended September 30, 2016, 2015 and 2014.

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Revenue	$—	$12,614	$73,226
Cost of revenue	(159)	8,245	52,317
Gross profit	159	4,369	20,909
Operating (income) expense	(868)	2,240	6,654
Other income	—	779	17
Gain on sale of discontinued operations	—	86,958	—
Income from discontinued operations before income tax benefit (expense)	1,027	89,866	14,272
Income tax benefit (expense)	20	(28,700)	(5,412)
Income from discontinued operations, net of tax	$1,047	$61,166	$8,860

Included in discontinued operations during the fiscal year ended September 30, 2016 were $0.4 million of New Mexico incentive tax credits received which were allocated to expense captions based on how the tax credits were earned. The credits received resulted in cash refunds. There were no incentive tax credits received during the fiscal years ended September 30, 2015 and 2014.

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

During the fiscal year ended September 30, 2015, we recognized a gain of $2.0 million on the sale of the Digital Products Business which was recorded within discontinued operations in the consolidated statements of operations and comprehensive income.

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California which we abandoned effective February 2016 following the sale of the Digital Products Business for a payment of $0.2 million. As a result of this agreement, we recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the fiscal year ended September 30, 2016. See Note 9 - Accrued Expenses and Other Current Liabilities.

Included in cost of revenue for the fiscal year ended September 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the fiscal year ended September 30, 2016, we recognized the deferred gain of $3.4 million and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. See Note 12 - Commitments and Contingencies.

No assets or liabilities from the Digital Products Business remain on the consolidated balance sheet as of September 30, 2016 and 2015. The financial results of the Digital Products Business are reported as discontinued operations for the fiscal years ended September 30, 2016, 2015 and 2014.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Revenue	$—	$11,944	$46,038
Cost of revenue	(500)	9,107	46,387
Gross profit (loss)	500	2,837	(349)
Operating (income) expense	(292)	2,800	12,683
Recognition of previously deferred gain on sale of assets	3,804	—	—
Gain on sale of discontinued operations	—	1,994	—
Income (loss) from discontinued operations before income tax benefit	4,596	2,031	(13,032)
Income tax benefit	4	2,175	4,942
Income (loss) from discontinued operations, net of tax	$4,600	$4,206	$(8,090)

There were no incentive tax credits received during the fiscal years ended September 30, 2016, 2015 and 2014.

NOTE 5.	Fair Value Accounting

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments.

NOTE 6.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	September 30, 2016	September 30, 2015
Accounts receivable, gross	$18,468	$17,781
Allowance for doubtful accounts	(36)	(462)
Accounts receivable, net	$18,432	$17,319

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2016, 2015 and 2014.

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years Ended September 30,
	2016	2015	2014
Balance at beginning of period	$462	$116	$22
Provision adjustment - expense, net of recoveries	23	556	54
Write-offs and other adjustments - additions (deductions) to receivable balances	(449)	(210)	40
Balance at end of period	$36	$462	$116

NOTE 7.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	September 30, 2016	September 30, 2015
Raw materials	$16,095	$9,261
Work in-process	5,687	3,207
Finished goods	5,899	4,662
Inventory balance at end of period	$27,681	$17,130
Current portion	$24,150	$17,130
Non-Current portion	3,531	—
Inventory balance at end of period	$27,681	$17,130

The non-current inventory balance of $3.5 million as of September 30, 2016 is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 8.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	September 30, 2016	September 30, 2015
Equipment	$28,247	$24,913
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,860	2,177
Leasehold improvements	1,896	1,480
Construction in progress	1,779	875
Property, plant, and equipment, gross	35,891	30,554
Accumulated depreciation	(23,678)	(21,629)
Property, plant, and equipment, net	$12,213	$8,925

Depreciation expense totaled $2.4 million, $2.1 million and $2.5 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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

As of September 30, 2016, we determined no impairment triggers were present, and therefore, an impairment test was not performed.

As of September 30, 2015, we performed an impairment test on long-lived assets. The impairment test was triggered by continued losses from operations realized in fiscal year 2015. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded the carrying value.

As of September 30, 2014, we performed an impairment test on long-lived assets. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded the carrying value.

The Company will assess its long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	September 30, 2016	September 30, 2015
Compensation	$3,628	$3,036
Warranty	871	1,664
Termination fee	—	2,775
Professional fees	761	1,147
Customer deposits	38	133
Deferred revenue	—	65
Self insurance	25	606
Income and other taxes	944	1,038
Severance and restructuring accruals	642	1,448
Other	775	1,190
Accrued expenses and other current liabilities	$7,684	$13,102

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Termination fee: The termination fee relates to the contractual amount owed to a third party for terminating a prior joint venture agreement related to our Broadband and Digital Products lines of business. In July 2016, the Company and the third party agreed in principle to a final settlement amount of $2.9 million related to the termination fee, for which the Company recorded an increase in the accrued termination fee of $150,000. Of this amount, $72,000 was recorded in continuing operations and $78,000 was recorded within discontinued operations in the Digital Products Business. In September 2016, the Company paid the $2.9 million accrual related to the termination fee.

Self-insurance: Prior to December 31, 2015, the Company provided health benefits to its employees under a self-insured (stop-loss) plan whereby the Company was responsible for substantially all amounts incurred by the provider related to the benefits provided to members of the plan. Effective January 1, 2016, the Company provides health benefits to its employees through a premium policy based plan and is only responsible for the premium payments for each employee insured under the plan. The balance as of September 30, 2016 relates to the amounts the Company is liable for prior to discontinuing the self-insurance plan.

Income and other taxes: For the fiscal year ended September 30, 2016, the Company recorded income tax expense from continuing operations of approximately $14,000, and $24,000 of income tax benefit within income from discontinued operations. For the fiscal year ended September 30, 2015, the Company reported $2.2 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations. For the fiscal year ended September 30, 2014, the Company reported $24.6 million of income tax benefit from continuing operations losses and $0.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

During the fiscal year ended September 30, 2015, the Company utilized $24.1 million of deferred tax assets. The Company made a payment for alternative minimum taxes and the remaining income tax expense was offset mainly through utilization of $24.1 million of deferred tax assets and net operating loss carry forwards. Also see Note 11 - Income and other Taxes.

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

In the first quarter of fiscal year 2015, the Company’s former Chief Administrative Officer, and General Counsel and Secretary announced their resignations which became effective in the second quarter of fiscal year 2015, respectively. The Company entered into separation agreements with each individual that provided for among other things, the continuation of their base salary (74 weeks for the Chief Administrative Officer and 68 weeks for the General Counsel and Secretary), benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all their outstanding non-vested equity awards. These payments were not contingent upon any future service by either individual. The Company recorded charges of approximately $1.1 million in the fiscal year ended September 30, 2015 related to these separation agreements.

In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination in May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including AROs, as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain has been recorded in the discontinued operations of the Digital Products Business for the fiscal year ended September 30, 2016. See Note 4 - Discontinued Operations.

On June 7, 2016, Mark Weinswig notified the Company that he would resign as the Company's Chief Financial Officer, effective as of June 20, 2016 (the “Separation Date”). The Company and Mr. Weinswig entered into a separation agreement and general release, dated June 7, 2016 (the "Separation Agreement"), which includes mutual releases by Mr. Weinswig and the Company of all claims related to Mr. Weinswig's employment and service relationship with, and termination of employment and service from, the Company. The Separation Agreement provides for, among other things, the continuation of his base salary for 64 weeks, benefits for 16 months, outplacement services for a period of not more than 1 year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards, other than his most recent equity award. These payments are not contingent upon any future service by Mr. Weinswig. The Company recorded a charge of approximately $0.4 million in the fiscal year ended September 30, 2016 related to Mr. Weinswig's Separation Agreement.

In an effort to better align our current and future business operations, in May 2016 the Company announced a reduction in its workforce by approximately 30 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2016.

Our severance and restructuring-related accruals specifically relate to the separation agreements and reduction in force discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive income. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2014	$1,317	$—	$1,317
Expense - charged to accrual	1,216	737	1,953
Payments and accrual adjustments	(1,423)	(399)	(1,822)
Balance as of September 30, 2015	$1,110	$338	$1,448
Expense - charged to accrual	728	—	728
Payments and accrual adjustments	(1,196)	(338)	(1,534)
Balance as of September 30, 2016	$642	$—	$642

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Balance at beginning of period	$1,664	$2,816	$3,881
Provision for product warranty - expense	376	838	1,308
Adjustments and utilization of warranty accrual	(1,169)	(1,990)	(2,373)
Balance at end of period	$871	$1,664	$2,816

The decrease in adjustments and utilization of the warranty accrual for the fiscal year ended September 30, 2016 compared to the same period in 2015 is the result of claims processed for one specific customer in continuing operations and the adjustment of two customer claims associated with our discontinued operations in the fiscal year ended September 30, 2015.

NOTE 10.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

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

As of September 30, 2016, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of September 30, 2016, the Credit Facility had approximately $0.5 million reserved for one stand-by letter of credit and $10.9 million available for borrowing. As of November 30, 2016, there was no outstanding balance under this Credit Facility.

NOTE 11.	Income and other Taxes

The Company's income (loss) from continuing operations before income taxes consisted of the following:

Income (loss) from continuing operations before income taxes	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Domestic	$1,735	$(5,713)	$(19,792)
Foreign	898	1,250	(676)
Income (loss) from continuing operations before income taxes	$2,633	$(4,463)	$(20,468)

The Company's income tax (benefit) expense consisted of the following:

Income tax expense (benefit)	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Federal:
Current	$—	$—	$—
Deferred	—	(1,835)	(21,285)
	—	(1,835)	(21,285)
State:
Current	(117)	—	—
Deferred	—	(356)	(2,454)
	(117)	(356)	(2,454)
Foreign:
Current	131	—	—
Deferred	—	—	(811)
	131	—	(811)
Total income tax expense (benefit)	$14	$(2,191)	$(24,550)

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Income tax benefit computed at U.S. federal statutory rate	$896	$(1,518)	$(6,959)
State tax expense benefit, net of U.S. federal effect	(41)	(356)	(776)
Foreign tax rate differential	(94)	(269)	1,041
Effect due to change in tax rate	626	—	—
Release of valuation allowance-domestic	—	—	(17,856)
Other	(57)	108	—
State net operating loss carryforward adjustment	685	—	—
Change in valuation allowance	(2,001)	(156)	—
Income tax expense (benefit)	$14	$(2,191)	$(24,550)
Effective tax rate	0.5%	49.1%	119.9%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30, 2016	As of September 30, 2015
(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$147,449	$147,704
Foreign net operating loss carryforwards	51	66
Income tax credit carryforwards	3,062	3,033
Inventory reserves	2,614	2,283
Accounts receivable reserves	14	149
Accrued warranty reserve	328	587
State net operating loss carryforwards	7,009	9,527
Stock compensation	3,334	2,837
Deferred compensation	896	1,080
Fixed assets and intangibles	124	1,646
Other	728	1,388
Total deferred tax assets	165,609	170,300
Valuation allowance	(165,609)	(170,300)
Net deferred tax assets	$—	$—

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
For the fiscal years ended September 30, 2016, 2015 and 2014, the Company recorded income tax (expense) benefit from continuing operations of approximately $(14,000), $2.2 million, and $24.6 million, respectively. For the fiscal years ended September 30, 2016, 2015 and 2014, the Company recorded income tax benefit (expense) from discontinued operations of approximately $24,000, $(26.5) million and $(0.5) million, respectively, within income from discontinued operations. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the fiscal years ended September 30, 2016, 2015 and 2014, the effective tax rate on continuing operations was 0.5%, 49.1% and 119.9%, respectively. The lower tax rate for the fiscal year ended September 30, 2016 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials and changes in the Company's estimated results in the current year as compared to the prior year. The lower tax rate for fiscal year 2015 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials, and release of state taxes associated with uncertain tax positions. The higher tax rate for fiscal year 2014 was mainly attributable to the partial release of the valuation allowance. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of September 30, 2016 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets have a full valuation allowance at September 30, 2016. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal years ended September 30, 2016 and 2015, we decreased previously recorded unrecognized tax benefits by $0.1 million and $0.2 million, respectively. Of the fiscal year 2016 amount of unrecognized tax benefits, $112,800 was recognized in income tax expense from continuing operations and $12,000 was recognized in income tax expense from discontinued operations. Of the fiscal year 2015 amount, $0.1 million was recognized in income tax benefit from continuing operations and $0.1 million was recognized in income tax expense from discontinued operations. During the fiscal year ended September 30, 2014, there were no material increases or decreases in unrecognized tax benefits. As of September 30, 2016 and September 30, 2015, we had approximately $0.3 million of interest and penalties accrued as tax liabilities on our balance sheet.

As of September 30, 2016, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $433.7 million which begin to expire in 2021. As of September 30, 2016, the Company had foreign net operating loss carryforwards of $0.2 million which begin to expire in 2021, as well as state net operating loss carryforwards of approximately $139.3 million which began to expire in 2015. As of September 30, 2016, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $3.0 million. The research credits will begin to expire in 2018. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company's consolidated net operating loss carryforwards. As a result of the $433.7 million of U.S. net operating loss carryforwards, approximately $226.5 million is subject to an annual limitation and $207.2 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2014	$620
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	(207)
Balance as of September 30, 2015	413
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	(125)
Balance as of September 30, 2016	$288

We believe that it is reasonably possible that all of the uncertain tax position will be paid or settled within the next 12 months. We file income tax returns in the U.S. federal, state, and local jurisdictions. In April 2015 the IRS completed its exam of the September 30, 2012 tax return and the Company was notified there were no changes to the originally filed return. There are no state income tax returns under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2013 for the U.S. federal, after fiscal year 2012 for the State of New Mexico, and after fiscal year 2012 for the state of California.

Included in discontinued operations during the fiscal years ended September 30, 2016, 2015 and 2014 were $0.4 million, $0.2 million and $0.8 million, respectively, of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes.

NOTE 12.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more are $0.8 million, $0.3 million, $0.3 million, $0.2 million, and $0.1 million for the fiscal years ended September 30, 2017, 2018, 2019, 2020 and 2021, respectively.
Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $1.4 million, $1.3 million and $1.7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligation: We have known conditional AROs, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO's include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO's in the period incurred in long-term liabilities. The fair value of the ARO is also capitalized as property, plant and equipment.

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling ARO's. The fair value of our ARO's were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There were no ARO's settled during the fiscal years ended September 30, 2015 and 2014. See discussion below regarding ARO settlements during the fiscal year ended September 30, 2016. Accretion expense of $0.1 million, $0.1 million and $0.2 million was recorded during the fiscal years ended September 30, 2016, 2015, and 2014, respectively.

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

During the fiscal year ended September 30, 2015, the Company completed an analysis of the new Alhambra lease and revised its estimated future cash flows of its ARO's. The analysis required estimating the probability that the Company will be required to remove certain infrastructure and restore the leased properties as set forth in the new lease, and the timing and amount of those future costs. The analysis resulted in the downward revision of the Company’s ARO liability. This change in the estimated cash flows resulted in a reduction in the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and a gain from change in estimate of ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO's were established. The amount of the remaining reduction to the ARO's was recorded as a reduction to operating expenses.

In May 2016, which was retroactively effective on February 1, 2016, the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO asset and liability in the amount of $48,000 at September 30, 2016.

During the fiscal year ended September 30, 2016, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its ARO associated with the Newark facility by $0.3 million. The following table summarizes ARO activity:

Asset Retirement Obligations	September 30,
(in thousands)	2016
Balance at September 30, 2015	$1,774
Accretion expense	66
Additions in current year	48
Payments and revision in estimated cash flows	(270)
Balance at September 30, 2016	$1,618

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of September 30, 2016, there has been no resolution to this claim.

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

On September 23, 2014, SEI filed for arbitration against EMCORE, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously recorded gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the fiscal year ended September 30, 2016, we recognized the $2.6 million recovery of previously incurred litigation fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 4 - Discontinued Operations.

Legal Proceedings: We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters to have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees have agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company has recorded an accrual for these amounts at September 30, 2016 that is not material to the Company's results of operations, financial condition or cash flows, which has been recorded within Operating Expenses for the fiscal year ended September 30, 2016. The Company intends to defend itself vigorously against the claims asserted in the lawsuit. While the Company believes that it has valid and meritorious defenses with respect to the allegations, the ultimate liability to the Company, including penalties and fines associated with the remaining claims, is subject to many uncertainties and may range from $39,000 to $2.6 million.
c) Mirasol Wrongful Termination Lawsuit

In August 2016, EMCORE was served with a second lawsuit by its former employee, Christina Mirsaol, in the Superior Court of Los Angeles alleging that the Company violated California’s employment laws in terminating her employment in November 2015. By her unverified Complaint, Mirasol asserts five causes of action:  (1) wrongful termination in violation of public policy; (2) discrimination on the basis of disability and/or medical condition; (3) failure to accommodate; (4) failure to engage in the interactive process; and (5) intentional infliction of emotional distress.  On September 26, 2016, Mirasol dismissed the fifth cause of action for intentional infliction of emotional distress. Mirasol alleges that EMCORE wrongfully terminated her at the conclusion of a Family and Medical Act leave, without engaging in the interactive process of offering to provide her with reasonable accommodations.  The plaintiff is seeking general, special, and punitive damages. The Company intends to defend itself vigorously against the claims asserted in the lawsuit.

NOTE 13.	Equity

Dividend Payment
On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. The dividend has been reflected as a reduction of common stock during the fiscal year ended September 30, 2016 in the Consolidated Statements of Shareholders' Equity. Under the terms of our credit facility with Wells Fargo Bank, N. A., we are restricted from paying dividends that result in the liquidity of the Company being less than $25.0 million after paying the dividend if any amounts are outstanding under our credit facility.

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

The Board of Directors (the “Board”) and stockholders of the Company previously approved, amendments to the 2012 Plan that among other changes, (1) increased the limit on the aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2012 Plan by 500,000 shares to a new aggregate share limit of 2,500,000 shares; (2) made shares exchanged or withheld by the Company to satisfy any purchase price and tax withholding obligations related to options or “full value awards” (such as restricted stock or stock unit awards), and the total number of shares subject to stock appreciation rights (whether or not issued) count against the 2012 Plan’s share limit and no longer available for new grants under the 2012 Plan; (3) implemented a maximum grant date fair value limit for awards granted to non-employee directors under the 2012 Plan during any one calendar year of $250,000 (or $350,000 in the case of awards to a non-employee director serving as Chairman of the Board or Lead Independent Director at the time of grant, or to a newly elected or appointed non-employee director during the first calendar year of service), (4) expressly allowed the administrator to permit or require participants to defer awards granted under the 2012 Plan, (5) extended the term of the 2012 Plan until March 11, 2026; and (6) extended the performance-based award feature of the 2012 Plan through the first annual meeting of stockholders that occurs in 2021. As a result of the March 2016 approval of the amendments to the 2012 Plan by the Company's stockholders, no more shares may be granted under the 2007 Directors' Stock Award Plan. As of September 30, 2016, there were 921,527 shares available for issuance under the 2012 Plan after equitably and proportionately adjusting such share limit to preserve the intended effect of the overall share limit following the special cash dividend declared by the Board and paid to shareholders in July 2016.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2015	696,459	$22.47
Granted	27,900	$6.01
Share adjustment for special dividend	185,726	$17.09
Exercised	(45,340)	$4.97		$87
Forfeited	(9,353)	$5.49
Expired	(105,054)	$27.72
Outstanding as of September 30, 2016	750,338	$16.84	2.31	$479
Exercisable as of September 30, 2016	680,859	$17.06	1.64	$406
Vested and expected to vest as of September 30, 2016	736,937	$18.08	2.19	$466

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal years ended September 30, 2015 and 2014, the intrinsic value of options exercised was $0.3 million and $0.1 million, respectively.

As of September 30, 2016, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.7 years.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 56,000 stock options for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental benefit resulting from the modifications was approximately $0.2 million and is included in the Company's income from discontinued operations, net of tax, for the fiscal year ended September 30, 2015.

With the dividend of $1.50 per share declared on July 5, 2016, payable to shareholders of record as of the close of business on July 18, 2016 and paid by the Company on July 29, 2016, the number of shares subject to all outstanding options as of that dividend payable date and the exercise price of each such options were equitably and proportionately adjusted to preserve the intrinsic value of the outstanding awards in accordance with the original terms of the options. The impact of the dividend adjustment to outstanding options as of the dividend payable date has increased the exercisable, vested and expected to vest shares in the above table.

Valuation Assumptions
The fair value of each stock option grant, excluding the adjustment for the special dividend, was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Fiscal Years Ended September 30,
	2016	2015	2014
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%
Expected stock price volatility rate	60.9%	66.1%	92.8%
Risk-free interest rate	1.6%	1.8%	1.9%
Expected term (in years)	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.40	$3.73	$3.53

Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend rate as an input. Although we have paid a special dividend in July 2016, no dividend rate is assumed in the valuation.

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

The following table summarizes the activity related to RSUs for the fiscal year ended September 30, 2016:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2015	570,231	$5.26
Granted	449,250	$5.53
Share adjustment for special dividend	200,061	$0.00
Vested	(283,553)	$5.17
Forfeited	(57,573)	$5.04
Non-vested as of September 30, 2016	878,416	$4.25

As of September 30, 2016, there was approximately $2.6 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.4 years. The 0.9 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $5.0 million and a weighted average remaining contractual term of 1.4 years. For the fiscal years ended September 30, 2016, 2015 and 2014, the intrinsic value of RSUs vested was approximately $1.6 million, $4.6 million and $2.4 million, respectively. Of the 0.9 million outstanding non-vested RSUs at September 30, 2016, approximately 0.8 million are expected to vest and have an aggregate intrinsic value of approximately $4.7 million and a weighted average remaining contractual term of 1.4 years. For the fiscal years ended September 30, 2015 and 2014, the weighted average grant date fair value of RSUs granted was $5.38 and $4.89, respectively.

In connection with the appointment of Mr. Jikun Kim as the Company's Chief Financial Officer on June 20, 2016, he was granted a time based equity award of 150,000 RSUs that are scheduled to vest in five equal annual installments on each of the first five anniversaries of his hiring date.

On October 18, 2016, the Company granted 70,000 RSUs with a grant date fair value of $0.4 million to its CEO, Jeff Rittichier, that will vest in 4 equal annual installments beginning on October 18, 2017. Also on that date the Company granted Mr. Rittichier 100,000 target Performance Based Restricted Stock Units (PSUs) with a grant date fair value of $0.7 million and Mr. Kim 195,180 target PSUs with a grant date fair value of $1.4 million.

The PSUs to be issued are based on the total shareholder return of EMCORE’S stock compared to the Russell Microcap Index. The total number of shares to be issued to each individual may range from zero (0) to 200% of the target PSUs granted. Between zero (0) and 200% of one third of the target PSUs will vest, if at all, on each of October 17, 2017, 2018 and 2019.

With the dividend of $1.50 per share declared on July 5, 2016, payable to shareholders of record as of the close of business on July 18, 2016 and paid by the Company on July 29, 2016, the number of shares subject to all outstanding RSUs as of the dividend payable date was equitably and proportionately adjusted to preserve the intrinsic value of the outstanding awards in accordance with the original terms of the awards. The impact of the dividend adjustment to outstanding RSUs as of the dividend payable date has increased the non-vested RSUs outstanding and the expected to vest RSUs as disclosed in the above table.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 147,000 RSUs for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental expense resulting from the modifications was approximately $49,000 and is included in the Company's income from discontinued operations, net of tax, for the fiscal year ended September 30, 2015. In total, approximately 0.3 million RSU's vested due to change in control provisions.

On June 24, 2016, in connection with the resignation of the Company's former Chief Financial Officer, Mark Weinswig, approximately $0.3 million of stock compensation expense was recorded for acceleration of some and cancellation of other restricted stock units. See Note 9 - Accrued Expenses and Other Current Liabilities.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Employee stock options	$38	$194	$135
Restricted stock awards and units	1,683	2,658	1,683
Employee stock purchase plan	223	143	289
401(k) match in common stock	—	284	513
Outside director fees in common stock	218	341	367
Total stock-based compensation expense	$2,162	$3,620	$2,987

Stock-based Compensation Expense - by expense type	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
Cost of revenue	$345	$341	$466
Selling, general, and administrative	1,445	2,847	1,912
Research and development	372	432	609
Total stock-based compensation expense	$2,162	$3,620	$2,987

For the fiscal year ended September 30, 2016, total stock-based compensation expense did not agree with the amount listed on our statements of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside directors fees and due to reclassification of stock-based compensation expense related to discontinued operations. For the fiscal years ended September 30, 2015 and 2014, total stock-based compensation expense did not agree with the amount listed on our statements of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside directors fees and our 401(k) company match and due to reclassification of stock-based compensation expense related to discontinued operations.

The stock based compensation expense above relates to continuing operations. Included within stock based-compensation for selling, general and administrative expense for the fiscal year ended September 30, 2016 was approximately $0.3 million associated with the acceleration of some and cancellation of other restricted stock units associated with the resignation of the Company's former Chief Financial Officer, Mark Weinswig. Stock based-compensation within selling, general and administrative expense was higher for fiscal year ended September 30, 2015 due to stock-based compensation expense associated with the sale of the Photovoltaics and Digital Products Businesses. Included within discontinued operations is $(0.1) million, $1.0 million and $1.5 million of stock based compensation expense for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2016, we had 33.2 million and 26.2 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2016.

Warrants
As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding. Since the warrants expired on April 1, 2015, no warrants were outstanding as of September 30, 2015. See Note 5 - Fair Value Accounting for additional information related to the valuation of our warrants.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions were made in common stock through June 30, 2015 and since then have been made in cash. Our matching contribution in cash for the fiscal years ended September 30, 2016 and 2015 was approximately $0.4 million and $0.2 million, respectively. For the fiscal years ended September 30, 2015 and 2014, we contributed approximately $0.3 million and $0.5 million, respectively, in common stock to the savings plan. All participant accounts had their holdings in company stock liquidated as of December 3, 2015.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the Fiscal Years Ended September 30,
(in thousands, except per share)	2016	2015	2014

Numerator:
Income (loss) from continuing operations	$2,619	$(2,272)	$4,082
Income from discontinued operations	5,647	65,372	770
Undistributed earnings allocated to common shareholders for basic and diluted net income (loss) per share	8,266	63,100	4,852
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	25,979	30,012	30,453
Dilutive options outstanding, unvested stock units and ESPP	539	—	324
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	26,518	30,012	30,777

Net income (loss) per basic share:
Continuing operations	$0.10	$(0.08)	$0.13
Discontinued operations	0.22	2.18	0.03
Net income per basic share	$0.32	$2.10	$0.16

Net income (loss) per diluted share:
Continuing operations	$0.10	$(0.08)	$0.13
Discontinued operations	0.21	2.18	0.03
Net income per diluted share	$0.31	$2.10	$0.16
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	508	1,391	1,936

Average market price of common stock	$5.88	$5.81	$4.69

For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the fiscal years ended September 30, 2016, 2015 and 2014, we excluded 0.5 million, 1.4 million and 1.9 million, respectively, of weighted average outstanding stock options, restricted stock awards, restricted stock units and warrants from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP") that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or $25,000. Per the amended ESPP, the total number of shares of common stock on which options may be granted under the ESPP are 3,250,000 shares. With the special dividend paid in July 2016, the total number of shares of common stock on which options may be granted under the ESPP were increased by 265,574 shares to a total of 3,515,574 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2016, 2015 and 2014 totaled 193,000, 121,000 and 341,000 shares, respectively. As of September 30, 2016, the total amount of common stock issued under the ESPP totaled 2,470,896 shares and the total shares remaining available for issuance under the ESPP as of September 30, 2016 totaled 1,044,678.
Officer and Director Share Purchase Plan
On January 21, 2011, the Compensation Committee of the Board approved an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 125,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the fiscal years ended September 30, 2016, 2015 and 2014 totaled 0, 0 and 1,600 shares, respectively.

Future Issuances

As of September 30, 2016, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	750,338
Unvested restricted stock units	878,416
Purchases under the employee stock purchase plan	1,044,678
Issuance of stock-based awards under the Equity Plans	926,893
Purchases under the officer and director share purchase plan	88,741
Issuance of deferred stock-based awards under the Directors' Stock Award Plan, as amended	28,840
Total reserved	3,717,906

With the dividend of $1.50 per share declared on July 5, 2016, payable to shareholders of record as of the close of business on July 18, 2016 and paid by the Company on July 29, 2016, the number of shares subject to outstanding equity awards, the exercise price of outstanding stock options and the overall limit on the number of shares remaining available for future issuance under the 2010 Plan and 2012 Plan were equitably and proportionately adjusted to preserve the intrinsic value of the outstanding awards under the original terms of the plans and to preserve the intended effect of the overall share limits.  Accordingly, the impact of the dividend adjustment has increased the share amounts reserved for future issuances as disclosed in the above table.

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

Revenue by Geographic Region	For the Fiscal Years Ended September 30,
(in thousands)	2016	2015	2014
United States	$66,436	$55,736	$37,284
Asia	17,401	16,885	8,652
Europe	7,618	8,249	7,746
Other	543	815	1,832
Total revenue	$91,998	$81,685	$55,514

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2016. Revenue from four of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2015. Revenue from three of our significant customers represented 41% of our consolidated revenue for the fiscal year ended September 30, 2014.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of September 30, 2016 and September 30, 2015, approximately 38% of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

Note 15.        Selected Quarterly Financial Information (unaudited)

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2016
(in thousands, except (loss) income per share) (unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2015	2016	2016	2016
Revenue	$22,490	$21,532	$22,376	$25,600
Cost of revenue	15,089	14,510	14,964	16,481
Gross profit	7,401	7,022	7,412	9,119
Operating expense (income):
Selling, general, and administrative	4,821	4,825	6,125	4,963
Research and development	2,560	2,564	2,405	2,392
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	—	(2,599)	—
Gain on sale of assets	—	—	(41)	—
Total operating expense	7,381	7,389	5,890	7,355
Operating income (loss)	20	(367)	1,522	1,764
Other income (expense):
Interest (expense) income, net	(17)	25	32	48
Foreign exchange (loss) gain	(135)	25	(201)	(83)
Total other (expense) income	(152)	50	(169)	(35)
(Loss) income from continuing operations before income tax benefit (expense)	(132)	(317)	1,353	1,729
Income tax (expense) benefit	(2)	155	(175)	8
(Loss) income from continuing operations	(134)	(162)	1,178	1,737
Income from discontinued operations, net of tax	1,121	4,144	123	259
Net income	$987	$3,982	$1,301	$1,996
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.00	$(0.01)	$0.05	$0.07
Discontinued operations	0.04	0.16	—	0.01
Net income per basic share	$0.04	$0.15	$0.05	$0.08
Net income (loss) per diluted share:
Continuing operations	$0.00	$(0.01)	$0.05	$0.06
Discontinued operations	0.04	0.16	—	0.01
Net income per diluted share	$0.04	$0.15	$0.05	$0.07
Weighted-average number of basic shares outstanding	25,697	25,942	26,103	26,177
Weighted-average number of diluted shares outstanding	25,697	25,942	26,269	26,674

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2015
(in thousands, except (loss) income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2014	2015	2015	2015
Revenue	$18,416	$19,057	$21,194	$23,018
Cost of revenue	13,237	12,678	13,511	13,568
Gross profit	5,179	6,379	7,683	9,450
Operating expense (income):
Selling, general, and administrative	8,627	5,954	4,543	5,587
Research and development	2,174	2,022	2,274	2,649
Gain from change in estimate on ARO obligation	(845)	—	—	—
Loss on sale of assets	228	—	—	—
Total operating expense	10,184	7,976	6,817	8,236
Operating loss	(5,005)	(1,597)	866	1,214
Other income (expense):
Interest expense, net	(130)	165	4	36
Foreign exchange gain (loss)	57	(6)	50	(239)
Change in fair value of financial instruments	36	86	—	—
Total other income (expense)	(37)	245	54	(203)
Loss from continuing operations before income tax benefit (expense)	(5,042)	(1,352)	920	1,011
Income tax benefit (expense)	1,912	396	(456)	339
(Loss) income from continuing operations	(3,130)	(956)	464	1,350
Income from discontinued operations, net of tax	$59,258	$4,008	$1,976	$130
Net income	$56,128	$3,052	$2,440	$1,480
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.10)	$(0.03)	$0.02	$0.05
Discontinued operations	1.90	0.13	0.06	0.01
Net (loss) income per basic share	$1.80	$0.10	$0.08	$0.06
Net (loss) income per diluted share:
Continuing operations	$(0.10)	$(0.03)	$0.02	$0.05
Discontinued operations	1.90	0.13	0.06	0.01
Net (loss) income per diluted share	$1.80	$0.10	$0.08	$0.06
Weighted-average number of basic shares outstanding	31,217	32,077	31,203	25,615
Weighted-average number of diluted shares outstanding	31,217	32,077	31,432	25,896

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Albuquerque, New Mexico
December 7, 2016

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Management's Annual Report on Internal Control over Financial Reporting

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Management's Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

c.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited EMCORE Corporation's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EMCORE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, EMCORE Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCORE Corporation and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated December 7, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albuquerque, New Mexico
December 7, 2016

ITEM 9B.    Other Information

Not Applicable.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2016. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referenced above. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Proposal 1: Election of Directors - Governance of the Company - Board Committees” in the Proxy Statement.

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of the Company. The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com). We intend to disclose any changes in or waivers from our code of ethics for our directors and executive officers to the extent disclosure is required by the applicable rules of the SEC and NASDAQ Stock Market LLC by posting such information on our website or by filing a Current Report on Form 8-K.

ITEM 11.    Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1: Election of Directors - Director Compensation for Fiscal Year 2016,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 14.     Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Fiscal Years 2016 & 2015 Auditor Fees and Services” in the Proxy Statement.

PART IV.

ITEM 15.    Exhibits

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended September 30, 2016, 2015, and 2014

•	Consolidated Balance Sheets as of September 30, 2016 and 2015

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

2.2
Amendment No. 1, dated as of November 26, 2014, to that certain Asset Purchase Agreement, dated as of September 17, 2014, by and between EMCORE Corporation and SolAero Technologies Corp. (f/k/a Photon Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2014).

2.3
Asset Purchase Agreement, dated October 22, 2014, by and between EMCORE Corporation and NeoPhotonics Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 24, 2014).

2.4
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

10.2†	Directors Compensation Policy (Effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2016)
10.3†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.4†	2007 Directors' Stock Award Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 25, 2013).
10.5†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.6†	Form of award agreement under 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on December 14, 2015).
10.7†	2012 Equity Incentive Plan, as amended and restated on January 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2016).
10.8†	Form of award agreement under 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on December 14, 2015).
10.9**†	Form of time-based RSU award agreement under the 2012 Equity Incentive Plan (as of October 2016).
10.10**†	Form of performance-based RSU award agreement under the 2012 Equity Incentive Plan (as of October 2016).
10.11†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended March 5, 2014 (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on January 28, 2014).
10.12†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
10.13†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2014).

10.14†
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

10.16†
General Release Agreement, dated June 7, 2016, by and between EMCORE Corporation and Mark Weinswig (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2016).

10.17†	Employment Agreement, dated June 6, 2016, by and between EMCORE Corporation and Jikun Kim (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2016).
10.18†	EMCORE Corporation Fiscal 2016 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2015).
21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 7, 2016	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 7, 2016	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints and hereby authorizes Jeffrey Rittichier such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 7, 2016.

Signature	Title

/s/ Jeffrey Rittichier	Chief Executive Officer
Jeffrey Rittichier	(Principal Executive Officer)

/s/ Jikun Kim	Chief Financial Officer
Jikun Kim	(Principal Financial and Accounting Officer)

/s/ Robert L. Bogomolny	Director
Robert L. Bogomolny

/s/ Ettore J. Coringrato, Jr.	Director
Ettore J. Coringrato, Jr.

/s/ Stephen L. Domenik	Director
Stephen L. Domenik

/s/ Gerald J. Fine, Ph.D.	Chairman of the Board
Gerald J. Fine, Ph.D.

/s/ Rex S. Jackson	Director
Rex S. Jackson