Form 10-Q
period 2016-12-31
EMCORE CORP
filed 2017-02-07
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

As of February 1, 2017, the number of shares outstanding of our no par value common stock totaled 26,584,521.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2016

PART I.    Financial Information
ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended December 31, 2016 and 2015
(in thousands, except net income (loss) per share)
(Unaudited)

	For the three months ended December 31,
	2016	2015
Revenue	$30,176	$22,490
Cost of revenue	20,133	15,089
Gross profit	10,043	7,401
Operating expense:
Selling, general, and administrative	5,578	4,821
Research and development	2,199	2,560
Total operating expense	7,777	7,381
Operating income	2,266	20
Other income (expense):
Interest income (expense), net	23	(17)
Foreign exchange loss	(403)	(135)
Total other expense	(380)	(152)
Income (loss) from continuing operations before income tax expense	1,886	(132)
Income tax expense	(120)	(2)
Income (loss) from continuing operations	1,766	(134)
(Loss) income from discontinued operations, net of tax	(9)	1,121
Net income	$1,757	$987
Foreign exchange translation adjustment	(260)	(88)
Comprehensive income	$1,497	$899
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.07	$(0.00)
Discontinued operations	(0.00)	0.04
Net income per basic share	$0.07	$0.04
Net income (loss) per diluted share:
Continuing operations	$0.07	$(0.00)
Discontinued operations	(0.00)	0.04
Net income per diluted share	$0.07	$0.04
Weighted-average number of basic shares outstanding	26,279	25,697
Weighted-average number of diluted shares outstanding	27,039	25,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2016 and September 30, 2016
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,181	$63,905
Restricted cash	562	965
Accounts receivable, net of allowance of $33 and $36, respectively	21,029	18,432
Inventory	28,198	24,150
Prepaid expenses and other current assets	3,564	3,764
Total current assets	115,534	111,216
Property, plant, and equipment, net	14,043	12,213
Non-current inventory	3,565	3,531
Other non-current assets, net of allowance of $0	257	251
Total assets	$133,399	$127,211
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,806	$10,575
Accrued expenses and other current liabilities	7,331	7,684
Total current liabilities	22,137	18,259
Asset retirement obligations	1,590	1,573
Other long-term liabilities	60	62
Total liabilities	23,787	19,894
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,185 shares issued and 26,275 shares outstanding as of December 31, 2016; 33,154 shares issued and 26,244 shares outstanding as of September 30, 2016	726,678	725,880
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	319	579
Accumulated deficit	(569,664)	(571,421)
Total shareholders’ equity	109,612	107,317
Total liabilities and shareholders’ equity	$133,399	$127,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2016 and 2015
(in thousands)
(unaudited)

	For the three months ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,757	$987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	758	506
Stock-based compensation expense	772	387
Provision adjustments related to doubtful accounts	—	4
Provision adjustments related to product warranty	88	146
Gain on settlement of solar power assets and obligations	—	(689)
Gain on settlement of Newark lease	—	(310)
Total non-cash adjustments	1,618	44
Changes in operating assets and liabilities:
Accounts receivable	(2,645)	2,877
Inventory	(4,549)	2,115
Other assets	149	1,439
Accounts payable	4,824	(43)
Accrued expenses and other current liabilities	(495)	(1,686)
Total change in operating assets and liabilities	(2,716)	4,702
Net cash provided by operating activities	659	5,733
Cash flows from investing activities:
Purchase of equipment	(3,242)	(1,677)
Net cash used in investing activities	(3,242)	(1,677)
Cash flows from financing activities:
Proceeds from stock plans	104	186
Decrease (increase) in restricted cash	403	(728)
Net cash provided by (used in) financing activities	507	(542)
Effect of exchange rate changes on foreign currency	352	121
Net (decrease) increase in cash and cash equivalents	(1,724)	3,635
Cash and cash equivalents at beginning of period	63,905	111,885
Cash and cash equivalents at end of period	$62,181	$115,520
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$20	$23
Cash paid during the period for income taxes	$2	$108
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(455)	$(206)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three months ended December 31, 2016
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), was established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well as complete end-to-end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advanced optical technologies are designed for cable television (CATV), fiber-to-the-premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

We currently have one reporting segment: Fiber Optics. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and we may engage financial and other advisers to assist in these efforts. Accordingly, the Strategy and Alternatives Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives.

Sale of Photovoltaics and Digital Products Businesses

In the fiscal year ended September 30, 2015 EMCORE completed the sale of the company's Photovoltaics Business to SolAero Technologies Corporation (“SolAero”) pursuant to the Asset Purchase Agreement (the “Photovoltaics Agreement”) under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business” and, the sale of the Photovoltaics Business, the “Photovoltaics Asset Sale”) for $149.9 million in cash.

In the fiscal year ended September 30, 2015 EMCORE completed the sale of the company's telecommunications business (the “Digital Products Business”) to NeoPhotonics Corporation, a Delaware corporation (“NeoPhotonics”) pursuant to the Asset Purchase Agreement (the “Digital Products Agreement”), under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million.

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the consolidated balance sheet as of December 31, 2016 or September 30, 2016. The financial results of the Photovoltaics Business and the Digital Products Business are presented as “discontinued operations” on the condensed consolidated statements of operations and comprehensive income for the three months ended December 31, 2016 and 2015. See Note 3 - Discontinued Operations for additional information. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2016 has been derived from the audited consolidated financial statements as of such date as adjusted for discontinued operations. See Note 3 - Discontinued Operations for additional information. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

NOTE 2.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash or restricted cash equivalents. Specifically, there is no guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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

•
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede most current U.S. GAAP guidance on this topic. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of the guidance within ASU No. 2014-09 on identifying performance obligations and the licensing implementation guidance. Under the new standards, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The new standard, as amended in August 2015, will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet adopted a transition method nor has it determined the effect of the standard on our ongoing financial reporting.

NOTE 3.	Discontinued Operations

Sale of Photovoltaics Business

In the fiscal year ended September 30, 2015 EMCORE completed the sale of the company's Photovoltaics Business to SolAero pursuant to the Photovoltaics Agreement under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's Photovoltaics Business for $149.9 million in cash.

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

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the three months ended December 31,
(in thousands)	2016	2015
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
Operating expense (income)	3	(787)
(Loss) income from discontinued operations before income tax expense	(3)	787
Income tax expense	—	(9)
(Loss) income from discontinued operations, net of tax	$(3)	$778

Included in discontinued operations of the Photovoltaics Business during the three months ended December 31, 2015 were $0.1 million of New Mexico incentive tax credits received. There were no incentive tax credits received during the three months ended December 31, 2016.

Sale of Digital Products Business

In the fiscal year ended September 30, 2015 EMCORE completed the sale of the company's Digital Products Business to NeoPhotonics pursuant to the Digital Products Agreement, under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million.

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California which we abandoned effective February 2016 following the sale of the Digital Products Business. As a result of this agreement, we paid $0.2 million and recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the three months ended December 31, 2015. See Note 8 - Accrued Expenses and Other Current Liabilities.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the three months ended December 31,
(in thousands)	2016	2015
Revenue	$—	$—
Cost of revenue	1	(49)
Gross (loss) profit	(1)	49
Operating expense (income)	5	(298)
(Loss) income from discontinued operations before income tax expense	(6)	347
Income tax expense	—	(4)
(Loss) income from discontinued operations, net of tax	$(6)	$343

There were no incentive tax credits received from the Digital Products Business during the three months ended December 31, 2016 and 2015.

NOTE 4.	Fair Value Accounting

Accounting Standards Codification (“ASC 820”), Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cash consists primarily of bank deposits or highly liquid short-term investments with a maturity of three months or less at the time of purchase. Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	December 31, 2016	September 30, 2016
Accounts receivable, gross	$21,062	$18,468
Allowance for doubtful accounts	(33)	(36)
Accounts receivable, net	$21,029	$18,432

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three months ended December 31, 2016 and 2015.

Allowance for Doubtful Accounts (in thousands)	For the Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$36	$462
Provision adjustment - expense, net of recoveries	—	4
Write-offs and other adjustments - additions (deductions) to receivable balances	(3)	(141)
Balance at end of period	$33	$325

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	December 31, 2016	September 30, 2016
Raw materials	$16,515	$16,095
Work in-process	6,996	5,687
Finished goods	8,252	5,899
Inventory balance at end of period	$31,763	$27,681
Current portion	$28,198	$24,150
Non-Current portion	3,565	3,531
Inventory balance at end of period	$31,763	$27,681

The non-current inventory balance of $3.6 million and $3.5 million as of December 31, 2016 and September 30, 2016, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	December 31, 2016	September 30, 2016
Equipment	$29,908	$28,247
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,856	2,860
Leasehold improvements	1,870	1,896
Construction in progress	2,622	1,779
Property, plant, and equipment, gross	38,365	35,891
Accumulated depreciation	(24,322)	(23,678)
Property, plant, and equipment, net	$14,043	$12,213

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	December 31, 2016	September 30, 2016
Compensation	$2,858	$3,628
Warranty	791	871
Professional fees	984	761
Customer deposits	39	38
Income and other taxes	1,083	944
Severance and restructuring accruals	710	642
Other	866	800
Accrued expenses and other current liabilities	$7,331	$7,684

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Income and other taxes: For the three months ended December 31, 2016, the Company recorded approximately $120,000 of income tax expense from continuing operations and $0 of income tax benefit within income from discontinued operations. For the three months ended December 31, 2015, the Company reported $2,000 of income tax expense from continuing operations losses and $13,000 of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

Severance and restructuring accruals: In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination in May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including AROs (defined below), as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain was recorded in the discontinued operations of the Digital Products Business for the three months ended December 31, 2015. See Note 3 - Discontinued Operations.

On June 7, 2016, the Company's former Chief Financial Officer (¥“CFO”) notified the Company that he would resign as the Company's CFO, effective as of June 20, 2016 (the “Separation Date”). The Company and the former CFO entered into a separation agreement and general release, dated June 7, 2016 (the “Separation Agreement”), which includes mutual releases by the former CFO and the Company of all claims related to his employment and service relationship with, and termination of employment and service from, the Company. The Separation Agreement provides for, among other things, the continuation of his base salary for 64 weeks, benefits for 16 months, outplacement services for a period of not more than 1 year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards, other than his most recent equity award. These payments are not contingent upon any future service by the former CFO. The Company recorded a charge of approximately $0.4 million in the fiscal year ended September 30, 2016 related to this Separation Agreement.

In an effort to better align our current and future business operations, in May 2016 the Company announced a reduction in its workforce by approximately 30 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2016. In November 2016, the Company announced an additional reduction in the workforce of approximately 5 individuals and recorded a charge of $0.2 million in the three months ended December 31, 2016 related to the outsourcing of our satellite communications assembly operations.

Our severance and restructuring-related accruals specifically relate to the separation agreements and reduction in force discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive income. The following table summarizes the changes in the severance accrual account:

(in thousands)	Severance-related accruals
Balance as of September 30, 2016	$642
Expense - charged to accrual	172
Payments and accrual adjustments	(104)
Balance as of December 31, 2016	$710

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended December 31,
(in thousands)	2016	2015
Balance at beginning of period	$871	$1,664
Provision for product warranty - expense	88	146
Adjustments and utilization of warranty accrual	(168)	(246)
Balance at end of period	$791	$1,564

NOTE 9.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

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

As of December 31, 2016, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of December 31, 2016, the Credit Facility had approximately $0.5 million reserved for one stand-by letter of credit and $9.8 million available for borrowing. As of February 1, 2017, there was no outstanding balance under this Credit Facility.

NOTE 10.	Income and other Taxes

During the three months ended December 31, 2016 and 2015, the Company recorded income tax expense from continuing operations of approximately $0.1 million and $2,000, respectively. For the three months ended December 31, 2016 and 2015, the Company recorded income tax expense from discontinued operations of approximately $0 and $13,000, respectively, within income from discontinued operations. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended December 31, 2016 and 2015, the effective tax rate on continuing operations was 6.4% and 1.5%, respectively. The higher tax rate for the three months ended December 31, 2016 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials and changes in the Company's estimated results in the current year as compared to the prior year. The lower tax rate for the three months ended December 31, 2015 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of December 31, 2016 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets have a full valuation allowance at December 31, 2016. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2016 and 2015, there were no material increases or decreases in unrecognized tax benefits. As of December 31, 2016 and September 30, 2016, we had approximately $0.3 million of interest and penalties accrued as tax liabilities on our condensed consolidated balance sheet.

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

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million for the three months ended December 31, 2016 and 2015. There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligation: We have known conditional AROs, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities. The fair value of the ARO is also capitalized as property, plant and equipment.

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three months ended December 31, 2016. See discussion below regarding ARO settlements during the three months ended December 31, 2015. Accretion expense of $17,000 and $15,000 was recorded during the three months ended December 31, 2016 and 2015, respectively.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. Several leases related to these facilities expired in 2011, and were being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed, which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

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

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations. Under the terms of the Master Purchase Agreement, we agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as a result of these contingencies.

On September 23, 2014, SEI filed for arbitration against EMCORE, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owed SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously recorded gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the fiscal year ended September 30, 2016, we recognized the $2.6 million recovery of previously incurred litigation fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 3 - Discontinued Operations.

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

b) Mirasol Class Action

On December 15, 2015, Plaintiff Christina Mirasol (“Mirasol”), on her own behalf and on behalf of a putative class of similarly situated individuals composed of current and former non-exempt employees of the Company working in California since December 15, 2011, filed a complaint against the Company in the Superior Court of California, Los Angeles County. The complaint alleged seven causes of action related to: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to pay minimum wages; (4) failure to timely pay wages upon termination; (5) failure to provide compliant wage statements; (6) unfair competition under the California Business and Professions Code § 17200 et seq.; and (7) penalties under the Private Attorneys General Act. The claims were premised primarily on the allegation that Mirasol and the putative class members were not provided with their legally required meal periods. Mirasol sought recovery on her own behalf and on behalf of the putative class in an unspecified amount for compensatory and liquidated damages as well as for declaratory relief, injunctive relief, statutory penalties, pre-judgment interest, costs and attorneys’ fees.

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a settlement of $0.3 million with regards to all claims outstanding. During the three months ended December 31, 2016, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
c) Mirasol Wrongful Termination Lawsuit

In August 2016, EMCORE was served with a second lawsuit by former employee Mirsaol, in the Superior Court of Los Angeles alleging that the Company violated California’s employment laws in terminating her employment in November 2015. By her unverified Complaint, Mirasol asserted five causes of action:  (1) wrongful termination in violation of public policy; (2) discrimination on the basis of disability and/or medical condition; (3) failure to accommodate; (4) failure to engage in the interactive process; and (5) intentional infliction of emotional distress.  On September 26, 2016, Mirasol dismissed the fifth cause of action for intentional infliction of emotional distress. Mirasol alleged that EMCORE wrongfully terminated her at the conclusion of a Family and Medical Act leave, without engaging in the interactive process of offering to provide her with reasonable accommodations.  The plaintiff sought general, special, and punitive damages. On January 6, 2017, the Company and Mirasol agreed to a settlement of $50,000 with regards to all outstanding claims. This amount was accrued as of December 31, 2016.

NOTE 12.	Equity

Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described below as our “Equity Plans”:

•	the 2000 Stock Option Plan,

•	the 2010 Equity Incentive Plan (“2010 Plan”), and

•	the 2012 Equity Incentive Plan (“2012 Plan”).

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2016	750,338	$16.84
Granted	—	—
Exercised	(26,151)	$3.99		$120
Forfeited	(1,300)	$4.11
Expired	(124,915)	$19.91
Outstanding as of December 31, 2016	597,972	$16.79	2.44	$1,101
Exercisable as of December 31, 2016	531,911	$18.30	1.67	$832
Vested and expected to vest as of December 31, 2016	586,261	$17.03	2.31	$1,054

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the three months ended December 31, 2015, the intrinsic value of options exercised was $80,000.

As of December 31, 2016, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.4 years.

Valuation Assumptions
There were no stock option grants for the three months ended December 31, 2016. The fair value of each stock option grant for the three months ended December 31, 2015, excluding the adjustment for the special dividend, was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

For the three months ended December 31,
2015
Black-Scholes weighted average assumptions:
Expected dividend rate	—%
Expected stock price volatility rate	61.6%
Risk-free interest rate	1.8%
Expected term (in years)	6.0

Weighted average grant date fair value per share of stock options granted:	$4.18

Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend rate as an input. Although we paid a special dividend in July 2016, no dividend rate was assumed in the valuation.

Expected Stock Price Volatility Rate: The fair values of stock-based payments were calculated using the Black-Scholes valuation method with a volatility factor based on our historical common stock prices.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method was based on the implied yield that was available on U.S. Treasury zero-coupon notes with an equivalent remaining term. Where the expected terms of stock-based awards do not correspond with the terms for which interest rates are quoted, we performed a straight-line interpolation to determine the rate from the available maturities.

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

Restricted Stock

Restricted stock units (RSUs) granted to employees under the 2010 Plan and 2012 Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the three months ended December 31, 2016:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	878,416	$4.25
Granted	145,919	$7.29
Vested	(5,206)	$6.01
Forfeited	(933)	$4.74
Non-vested as of December 31, 2016	1,018,196	$4.67

As of December 31, 2016, there was approximately $3.1 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.4 years. The 1.0 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $8.9 million and a weighted average remaining contractual term of 1.4 years. For the three months ended December 31, 2016 and 2015, the intrinsic value of RSUs vested was approximately $32,000 and $1,800, respectively. Of the 1.0 million outstanding non-vested RSUs at December 31, 2016, approximately 1.0 million are expected to vest and have an aggregate intrinsic value of approximately $8.4 million and a weighted average remaining contractual term of 1.3 years. For the three months ended December 31, 2015, the weighted average grant date fair value of RSUs granted was $7.82.

On October 18, 2016, the Company granted 70,000 RSUs with a grant date fair value of $0.4 million to its CEO, Jeffrey Rittichier, that will vest in 4 equal annual installments beginning on October 18, 2017.

Performance Stock

Performance based restricted stock units (PSUs) granted to employees under the 2012 Plan typically vest over 1 to 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. PSUs are not considered issued or outstanding common stock until they vest. PSUs that are granted to our executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures our performance against that of our competitors.

On October 18, 2016, the Company granted our CEO, Mr. Rittichier, 100,000 target PSUs with a grant date fair value of $0.7 million and our CFO, Jikun Kim, 195,180 target PSUs with a grant date fair value of $1.4 million.

The PSUs issued will be based on a combination of the relative total shareholder return of EMCORE’S stock compared to the Russell Microcap Index and the executive's continued employment. The total number of shares to be issued to each individual ranges from zero (0) to 200% of the target PSUs granted. Between zero (0) and 200% of one third of the target PSUs will vest, if at all, on each of October 17, 2017, 2018 and 2019.

On December 14, 2016, the Company granted 71,669 target PSUs with a grant date fair value of $1.0 million to certain employees. The PSUs issued will vest based on a combination of the relative total shareholder return of EMCORE’s stock compared to the Russell Microcap Index and the employee's continued employment. The total number of shares to be issued to each individual may range from zero (0) to 200% of the target PSUs granted. Between zero (0) and 200% of the target PSUs will vest, if at all, on December 14, 2019.

The following table summarizes the activity related to PSUs for the three months ended December 31, 2016:

Performance Stock Activity	Performance Stock Units
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	—	$0.00
Granted	366,849	$8.34
Vested	—	$0.00
Forfeited	—	$0.00
Non-vested as of December 31, 2016	366,849	$8.34

As of December 31, 2016, there was approximately $2.5 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 2.0 years. The 0.4 million outstanding non-vested PSUs have an aggregate intrinsic value of approximately $3.2 million and a weighted average remaining contractual term of 2.0 years. For the three months ended December 31, 2016 and 2015, there were no PSUs vested. Of the 0.4 million outstanding non-vested PSUs at December 31, 2016, approximately 0.3 million are expected to vest and have an aggregate intrinsic value of approximately $3.0 million and a weighted average remaining contractual term of 2.0 years. There were no PSUs granted during the three months ended December 31, 2015.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended December 31,
(in thousands)	2016	2015
Employee stock options	$11	$6
Restricted stock awards and units	354	266
Performance stock units	268	—
Employee stock purchase plan	52	55
Outside director fees in common stock	78	36
Total stock-based compensation expense	$763	$363

Stock-based Compensation Expense - by expense type	For the three months ended December 31,
(in thousands)	2016	2015
Cost of revenue	$93	$69
Selling, general, and administrative	570	188
Research and development	100	106
Total stock-based compensation expense	$763	$363

The stock-based compensation expense above relates to continuing operations. Stock-based compensation within selling, general and administrative expense was higher for three months ended December 31, 2016 due to stock-based compensation expense associated with the grants of PSUs. Included within discontinued operations is $9,000 and $24,000 of stock based compensation expense for the three months ended December 31, 2016 and 2015, respectively.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended December 31, 2016 and 2015 was approximately $0.1 million.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the three months ended December 31,
(in thousands, except per share)	2016	2015

Numerator:
Income (loss) from continuing operations	$1,766	$(134)
(Loss) income from discontinued operations	(9)	1,121
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	1,757	987
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	26,279	25,697
Dilutive options outstanding, unvested stock units and ESPP	760	—
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,039	25,697

Net income per basic share:
Continuing operations	$0.07	$0.00
Discontinued operations	0.00	0.04
Net income per basic share	$0.07	$0.04

Net income (loss) per diluted share:
Continuing operations	$0.07	$0.00
Discontinued operations	0.00	$0.04
Net income per diluted share	$0.07	$0.04
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	529	858

Average market price of common stock	$6.88	$6.93

For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the three months ended December 31, 2016, we excluded 0.5 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share for the three months ended December 31, 2015 due to the Company incurring a net loss for that period.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (“ESPP”) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or $25,000.

Future Issuances

As of December 31, 2016, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	597,972
Unvested restricted stock units	1,018,196
Unvested performance stock units	366,849
Purchases under the employee stock purchase plan	1,044,678
Issuance of stock-based awards under the Equity Plans	416,358
Purchases under the officer and director share purchase plan	88,741
Issuance of deferred stock-based awards under the Directors' Stock Award Plan, as amended	28,840
Total reserved	3,561,634

NOTE 13.	Geographical Information

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

Revenue by Geographic Region	For the three months ended December 31,
(in thousands)	2016	2015
United States	$24,754	$13,813
Asia	3,719	6,339
Europe	1,630	2,163
Other	73	175
Total revenue	$30,176	$22,490

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented 74% and 61% of our consolidated revenue for the three months ended December 31, 2016 and 2015, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of December 31, 2016 and September 30, 2016, approximately 37% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Sumitomo Electric Industries Ltd. (“SEI”)

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

On September 23, 2014, SEI filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owed SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016 and was included in cash at June 30, 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously deferred gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the fiscal year ended September 30, 2016, we recognized the $2.6 million recovery of fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 3 - Discontinued Operations in the notes to the consolidated financial statements for more information.

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation (“SolAero”) (formerly known as Photon Acquisition Corporation) under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business” and, the sale of the Photovoltaics Business, the “Photovoltaics Asset Sale”) for $149.9 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the “Digital Products Agreement”) with NeoPhotonics Corporation, a Delaware corporation (“NeoPhotonics”), under which the Company sold certain assets, and transferred certain liabilities, of the Company's telecommunications business (the “Digital Products Business”) to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments.

On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations. See Note 3 - Discontinued Operations in the notes to the consolidated financial statements for additional disclosures.

Strategic Plan

In addition to organic growth and development of our existing fiber optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the “Strategy and Alternatives Committee”), which was established in December 2013, is charged with overseeing the Company’s strategic plan and evaluating strategic opportunities and alternatives available to the Company, including potential mergers, acquisitions, divestitures and other key strategic transactions outside the ordinary course of the Company’s business. Accordingly, the Strategy and Alternatives Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and may engage financial and other advisers to assist it in these efforts. Accordingly, the Strategy and Alternatives Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and we may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy and Alternatives Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended December 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue	66.7	67.1
Gross profit	33.3	32.9
Operating expense:
Selling, general, and administrative	18.5	21.4
Research and development	7.3	11.4
Total operating expense	25.8	32.8
Operating income (loss)	7.5	0.1
Other income (expense):
Interest income (expense), net	0.1	(0.1)
Foreign exchange loss	(1.3)	(0.6)
Total other expense	(1.2)	(0.7)
Income (loss) from continuing operations before income tax (expense) benefit	6.3	(0.6)
Income tax expense	(0.4)	—
Income (loss) from continuing operations	5.9	(0.6)
Income from discontinued operations, net of tax	—	5.0
Net income	5.9%	4.4%

Comparison of Financial Results for the Three Months Ended December 31, 2016 and 2015

(in thousands, except percentages)	For the three months ended December 31,
	2016	2015	$ Change	% Change
Revenue	$30,176	$22,490	$7,686	34.2%
Cost of revenue	20,133	15,089	5,044	33.4%
Gross profit	10,043	7,401	2,642	35.7%
Operating expense (income):
Selling, general, and administrative	5,578	4,821	757	15.7%
Research and development	2,199	2,560	(361)	(14.1)%
Total operating expense	7,777	7,381	396	5.4%
Operating income	2,266	20	2,246	11,230.0%
Other income (expense):
Interest income (expense), net	23	(17)	40	235.3%
Foreign exchange loss	(403)	(135)	(268)	(198.5)%
Total other expense	(380)	(152)	(228)	150.0%
Income (loss) from continuing operations before income tax (expense) benefit	1,886	(132)	2,018	1,528.8%
Income tax expense	(120)	(2)	(118)	5,900.0%
Income (loss) from continuing operations	1,766	(134)	1,900	1,417.9%
(Loss) income from discontinued operations, net of tax	(9)	1,121	(1,130)	(100.8)%
Net income	$1,757	$987	$770	78.0%

Revenue

For the three months ended December 31, 2016, revenue increased 34.2% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 33.3% and 32.9% for the three months ended December 31, 2016 and 2015, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during the three months ended December 31, 2016 and 2015.

For the three months ended December 31, 2016, gross margins increased when compared to the same period in the prior year. The increase in gross margins for the three months ended December 31, 2016 was primarily due to product mix and higher utilization of the manufacturing facility, as we significantly increased production output, resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.2 million during the three months ended December 31, 2016 and 2015, respectively. The increase in stock based compensation within SG&A during the three months ended December 31, 2016 when compared to the same period in the prior year is primarily due to the value of Performance Stock Units granted during the three months ended December 31, 2016.

SG&A expense for the three months ended December 31, 2016 was higher than the amount reported in the same period during the prior year primarily due to higher compensation costs and stock-based compensation.

As a percentage of revenue, SG&A expenses were 18.5% and 21.4% for the three months ended December 31, 2016 and 2015, respectively. The decrease in SG&A expense as a percentage of revenue in the three months ended December 31, 2016 compared to the same period in 2015 is due to the increase in revenues in the three months December 31, 2016.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million during the three months ended December 31, 2016 and 2015.

R&D expense for the three months ended December 31, 2016 was lower than the amounts reported in the same period during the prior year primarily due to lower project spending.

As a percentage of revenue, R&D expenses were 7.3% and 11.4% for the three months ended December 31, 2016 and 2015, respectively. The decrease in R&D expense as a percentage of revenue in the three months ended December 31, 2016 compared to the same period in 2015 is due to the increase in revenues and lower R&D expense in the three months ended December 31, 2016.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income was 7.5% and 0.1% for the three months ended December 31, 2016 and 2015, respectively. The increase in operating income as a percentage of revenue in the three months ended December 31, 2016 compared to the same period in 2015 is due to the increase in revenues and operating income in the three months ended December 31, 2016

Other Income (Expense)

Interest Income (expense), net
Interest income for the three months ended December 31, 2016 was higher than the amount reported in the same period in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange loss on our consolidated statements of operations and comprehensive income. The losses recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax (Expense) Benefit

For the three months ended December 31, 2016, the Company recorded income tax expense from continuing operations of approximately $120,000, and $0 within income from discontinued operations.

For the three months ended December 31, 2015, the Company recorded income tax expense from continuing operations of approximately $2,000 from continuing operations and $13,000 within income from discontinued operations.

Our Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and other favorable tax attribute carryovers by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by our shareholders on March 10, 2015. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change.”

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended December 31,
	2016	2015	$ Change	% Change
Revenue	$—	$—	$—	N/A
Cost of revenue	1	(49)	50	102.0%
Gross profit	(1)	49	(50)	(102.0)%
Operating (income) expense	8	(1,085)	(1,093)	(100.7)%
Income from discontinued operations before income tax expense	(9)	1,134	(1,143)	(100.8)%
Income tax expense	—	(13)	13	100.0%
Income from discontinued operations, net of tax	$(9)	$1,121	$(1,130)	(100.8)%

During the three months ended December 31, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $0.8 million and $0.3 million, respectively, net of tax.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and, until recently, in most periods we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as, from time to time in prior periods, borrowings from our Credit Facility (defined below) and capital markets transactions.

As of December 31, 2016, cash and cash equivalents totaled $62.2 million and net working capital totaled approximately $93.4 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2016, we earned net income of $1.8 million. With respect to measures related to liquidity:

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

•
Tender Offer: On June 15, 2015, we completed the modified “Dutch auction” tender offer (the “Tender Offer”) and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. We incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

•
Dividend Payment: On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 12 - Equity for additional information.

•
Resolution of Outstanding Litigation: In June 2016 we collected $2.6 million in fees and costs from Sumitomo Electric Industries, Ltd. (“SEI”) and $1.9 million held in escrow as the result of the favorable ruling from the SEI arbitration. See Note 11 - Commitments and Contingencies.

•
Mirasol Settlements: In January 2017, we entered into an agreement to settle all outstanding claims of the Mirasol class action lawsuit for $0.3 million and the wrongful termination lawsuit for $50,000 and recorded a charge during the three months ended December 31, 2016 of $0.2 million. See Note 11- Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (Credit Facility) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures. As of February 1, 2017, there was no outstanding balance under this credit facility.

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

Cash Flow

The Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, respectively, reflect cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$659	$5,733	$(5,074)	88.5%

Fiscal 2017:
For the three months ended December 31, 2016, our operating activities provided cash of $0.7 million primarily due to our net income of $1.8 million, depreciation, amortization and accretion expense of $0.8 million, stock-based compensation expense of $0.8 million and warranty provision of $0.1 million partially offset by decreases in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $2.7 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $2.6 million and inventory of $4.5 million, and a decrease in accrued expenses and other liabilities of $0.5 million partially offset by a decrease in other assets of $0.1 million and an increase in accounts payable of approximately $4.8 million.

Fiscal 2016:
For the three months ended December 31, 2015, our operating activities provided cash of $5.7 million primarily due to changes in our current assets and liabilities (or working capital components) of $4.7 million, depreciation, amortization and accretion expense of $0.5 million, stock-based compensation expense of $0.4 million, and warranty provision of $0.1 million, and our net income of $1.0 million, partially offset by the gain on transfer of solar power assets of $0.7 million and the payment and gain on settlement of Newark restructuring lease of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts receivable of $2.9 million, inventory of $2.1 million and other assets of $1.4 million, partially offset by a decrease in accrued expenses and other liabilities of $1.7 million and accounts payable of approximately $43,000.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2016	2015	$ Change	% Change
Net cash used in investing activities	$(3,242)	$(1,677)	$(1,565)	93.3%

Fiscal 2017:
For the three months ended December 31, 2016, our investing activities used $3.2 million of cash for capital expenditures.

Fiscal 2016:
Our investing activities used $1.7 million of cash for capital expenditures,

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2016	2015	$ Change	% Change
Net cash provided by (used in) financing activities	$507	$(542)	$1,049	193.5%

Fiscal 2017:
For the three months ended December 31, 2016, our financing activities provided cash of $0.5 million from proceeds from stock transactions of $0.1 million and a decrease in restricted cash of $0.4 million.

Fiscal 2016:
Our financing activities used cash of $0.5 million from the increase in restricted cash of $0.7 million partially offset from proceeds from stock plan transactions of $0.2 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2017 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2017	2018 to 2019	2020 to 2021	2022 and later
Purchase obligations	$17,973	$17,599	$374	$—	$—
Asset retirement obligations	1,824	45	—	1,720	59
Operating lease obligations	1,452	565	595	292	—
Total contractual obligations and commitments	$21,249	$18,209	$969	$2,012	$59

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of December 31, 2016, we had unrecognized tax benefits of $0.3 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations (“ARO”)
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 11 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our ARO's.

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
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a discussion of our critical accounting policies and estimates.
Geographical Information
See Note 13- Geographical Information in the notes to the condensed consolidated financial statements for disclosures related to geographic revenue and significant customers.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risks

For Quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We do not believe the Company's exposure to market risk has changed materially since September 30, 2016.

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities

Exchange Act of 1934, as amended) as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 11- Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Annual Report on Form 10-K on December 7, 2016. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits

10.1†	EMCORE Corporation Fiscal 2017 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2016)
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 7, 2017	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2017	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)