Form 10-Q
period 2017-03-31
EMCORE CORP
filed 2017-05-04
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 1, 2017, the number of shares outstanding of our no par value common stock totaled 26,827,319.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2017

PART I.    Financial Information
ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended March 31, 2017 and 2016
(in thousands, except net income (loss) per share)
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Revenue	$32,591	$21,532	$62,767	$44,022
Cost of revenue	21,553	14,510	41,686	29,599
Gross profit	11,038	7,022	21,081	14,423
Operating expense:
Selling, general, and administrative	5,672	4,825	11,250	9,646
Research and development	3,141	2,564	5,340	5,124
Impairments	468	—	468	—
Total operating expense	9,281	7,389	17,058	14,770
Operating income (loss)	1,757	(367)	4,023	(347)
Other income (expense):
Interest income, net	46	25	69	8
Foreign exchange gain (loss)	44	25	(359)	(110)
Total other income (expense)	90	50	(290)	(102)
Income (loss) from continuing operations before income tax benefit (expense)	1,847	(317)	3,733	(449)
Income tax benefit (expense)	8	155	(112)	153
Income (loss) from continuing operations	1,855	(162)	3,621	(296)
(Loss) income from discontinued operations, net of tax	(7)	4,144	(16)	5,265
Net income	$1,848	$3,982	$3,605	$4,969
Foreign exchange translation adjustment	276	43	16	(45)
Comprehensive income	$2,124	$4,025	$3,621	$4,924
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.07	$(0.01)	$0.14	$(0.01)
Discontinued operations	(0.00)	0.16	(0.00)	0.20
Net income per basic share	$0.07	$0.15	$0.14	$0.19
Net income (loss) per diluted share:
Continuing operations	$0.07	$(0.01)	$0.13	$(0.01)
Discontinued operations	(0.00)	0.16	(0.00)	0.20
Net income per diluted share	$0.07	$0.15	$0.13	$0.19
Weighted-average number of basic shares outstanding	26,622	25,942	26,449	25,818
Weighted-average number of diluted shares outstanding	27,585	25,942	27,366	25,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2017 and September 30, 2016
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$68,605	$63,905
Restricted cash	193	965
Accounts receivable, net of allowance of $13 and $36, respectively	17,411	18,432
Inventory	26,348	24,150
Prepaid expenses and other current assets	5,218	3,764
Total current assets	117,775	111,216
Property, plant, and equipment, net	14,203	12,213
Non-current inventory	3,330	3,531
Other non-current assets, net of allowance of $0	380	251
Total assets	$135,688	$127,211
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,721	$10,575
Accrued expenses and other current liabilities	8,675	7,684
Total current liabilities	20,396	18,259
Asset retirement obligations	1,605	1,573
Other long-term liabilities	57	62
Total liabilities	22,058	19,894
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,737 shares issued and 26,827 shares outstanding as of March 31, 2017; 33,154 shares issued and 26,244 shares outstanding as of September 30, 2016	728,572	725,880
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	595	579
Accumulated deficit	(567,816)	(571,421)
Total shareholders’ equity	113,630	107,317
Total liabilities and shareholders’ equity	$135,688	$127,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2017 and 2016
(in thousands)
(unaudited)

	For the six months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,605	$4,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	1,685	1,081
Stock-based compensation expense	1,581	920
Provision adjustments related to doubtful accounts	7	4
Provision adjustments related to product warranty	303	234
Impairments	468	—
Recognition of previously deferred gain on sale of assets from discontinued operations	—	(3,804)
Other	574	(1,422)
Total non-cash adjustments	4,618	(2,987)
Changes in operating assets and liabilities:
Accounts receivable	975	(2,017)
Inventory	(2,357)	228
Other assets	(1,582)	1,323
Accounts payable	1,489	1,172
Accrued expenses and other current liabilities	1,035	(2,413)
Total change in operating assets and liabilities	(440)	(1,707)
Net cash provided by operating activities	7,783	275
Cash flows from investing activities:
Purchase of equipment	(4,567)	(2,685)
Net cash used in investing activities	(4,567)	(2,685)
Cash flows from financing activities:
Proceeds from stock plans	779	597
Net cash provided by financing activities	779	597
Effect of exchange rate changes on foreign currency	(67)	113
Net increase (decrease) in cash and cash equivalents	3,928	(1,700)
Cash, cash equivalents and restricted cash at beginning of period	64,870	112,260
Cash, cash equivalents and restricted cash at end of period	$68,798	$110,560
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$38	$44
Cash paid during the period for income taxes	$79	$108
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(255)	$(191)
Issuance of common stock to Board of Directors	$410	$263
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and six months ended March 31, 2017
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), which was established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well as complete end-to-end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advanced optical technologies are designed for cable television (CATV), fiber-to-the-premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

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

Sale of Photovoltaics and Digital Products Businesses

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's Photovoltaics Business to SolAero Technologies Corporation (“SolAero”) pursuant to the Asset Purchase Agreement (the “Photovoltaics Agreement”) under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business” and, the sale of the Photovoltaics Business, the “Photovoltaics Asset Sale”) for $149.9 million in cash.

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's telecommunications business (the “Digital Products Business”) to NeoPhotonics Corporation, a Delaware corporation (“NeoPhotonics”) pursuant to the Asset Purchase Agreement (the “Digital Products Agreement”), under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million.

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the consolidated balance sheet as of March 31, 2017 or September 30, 2016. The financial results of the Photovoltaics Business and the Digital Products Business are presented as “discontinued operations” on the condensed consolidated statements of operations and comprehensive income for the three and six months ended March 31, 2017 and 2016. See Note 4 - Discontinued Operations for additional information. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2016 has been derived from the audited consolidated financial statements as of such date as adjusted for discontinued operations. See Note 4 - Discontinued Operations for additional information. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

NOTE 2.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash or restricted cash equivalents. Specifically, there is no guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. This standard requires the use of the retrospective transition method. The Company early adopted ASU 2016-18 at the beginning of fiscal year 2017. Accordingly, for the six months ended March 31, 2017 and 2016, the Company reclassified restricted cash to be presented with cash and cash equivalents on the condensed consolidated statements of cash flows in the amount of $0.2 million and $0.5 million, respectively.

•
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company early adopted ASU 2016-15 at the beginning of fiscal year 2017, but there was no impact on our Consolidated Financial Statements.

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

This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient option. The operating lease obligations at the end of the second quarter of fiscal 2017 were approximately $1.3 million. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on the consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements and related disclosures.

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

•
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede most current U.S. GAAP guidance on this topic. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of the guidance within ASU No. 2014-09 on identifying performance obligations and the licensing implementation guidance. Under the new standards, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The new standard, as amended through December 2016, will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have established a cross-functional coordinated implementation team to implement ASU 2014-09. We are in the process of identifying and implementing changes to our systems, processes and internal controls to meet the reporting and disclosure requirements.

Upon initial evaluation, we believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon the evaluation completed to date, the Company believes that the pattern of revenue recognition for these revenue streams will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, consistent with current guidance. The Company is still in the process of evaluating the impact of the standard and its effect on the Company’s financial statements and related disclosures. The Company has not yet adopted a transition method.

NOTE 3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	As of	As of	As of
(in thousands)	March 31, 2017	September 30, 2016	March 31, 2016
Cash and cash equivalents	$68,605	$63,905	$110,031
Restricted cash	193	965	529
Total cash, cash equivalents an restricted cash	$68,798	64,870	110,560

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of March 31, 2017 and September 30, 2016.

NOTE 4.	Discontinued Operations

Sale of Photovoltaics Business

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's Photovoltaics Business to SolAero pursuant to the Photovoltaics Agreement under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's Photovoltaics Business for $149.9 million in cash.

On December 22, 2015, we settled all of the outstanding rights and obligations of a solar power venture in Spain, including outstanding non-current receivables, for a payment of $0.7 million. The outstanding non-current receivables had a net book value of $0 at the time of settlement as they were fully allowed for previously. The resulting gain was recorded in the discontinued operations of the Photovoltaics Business for the six months ended March 31, 2016.

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$—	$—	—
Cost of revenue	12	—	12	—
Gross loss	(12)	—	(12)	—
Operating expense (income)	5	(34)	8	(821)
(Loss) income from discontinued operations before income tax expense	(17)	34	(20)	821
Income tax expense	—	(19)	—	(28)
(Loss) income from discontinued operations, net of tax	$(17)	$15	$(20)	$793

Included in discontinued operations of the Photovoltaics Business during the three and six months ended March 31, 2016 were $9,200 and $0.1 million, respectively, of New Mexico incentive tax credits received. There were no incentive tax credits received during the three and six months ended March 31, 2017.

Sale of Digital Products Business

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's Digital Products Business to NeoPhotonics pursuant to the Digital Products Agreement, under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million.

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California which we abandoned effective February 2016 following the sale of the Digital Products Business. As a result of this agreement, we paid $0.2 million and recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the six months ended March 31, 2016. See Note 9 - Accrued Expenses and Other Current Liabilities.

Included in cost of revenue for the three and six months ended March 31, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement associated with the Digital Products Business.

During the three and six months ended March 31, 2016, we recognized the deferred gain of $3.4 million and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 12- Commitments and Contingencies.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Cost of revenue	(1)	(445)	—	(494)
Gross profit	1	445	—	494
Operating income	(9)	(32)	(4)	(330)
Recognition of previously deferred gain on sale of assets	—	3,804	—	3,804
Income from discontinued operations before income tax expense	10	4,281	4	4,628
Income tax expense	—	(152)	—	(156)
Income from discontinued operations, net of tax	$10	$4,129	$4	$4,472

NOTE 5.	Fair Value Accounting

Accounting Standards Codification Topic 820 (“ASC 820”), Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

NOTE 6.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	March 31, 2017	September 30, 2016
Accounts receivable, gross	$17,424	$18,468
Allowance for doubtful accounts	(13)	(36)
Accounts receivable, net	$17,411	$18,432

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three and six months ended March 31, 2017 and 2016.

Allowance for Doubtful Accounts (in thousands)	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$33	$325	$36	$462
Provision adjustment - expense, net of recoveries	7	—	7	4
Write-offs and other adjustments - additions (deductions) to receivable balances	(27)	(222)	(30)	(363)
Balance at end of period	$13	$103	$13	$103

NOTE 7.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	March 31, 2017	September 30, 2016
Raw materials	$16,099	$16,095
Work in-process	5,988	5,687
Finished goods	7,591	5,899
Inventory balance at end of period	$29,678	$27,681
Current portion	$26,348	$24,150
Non-Current portion	3,330	3,531

The non-current inventory balance of $3.3 million and $3.5 million as of March 31, 2017 and September 30, 2016, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 8.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	March 31, 2017	September 30, 2016
Equipment	$30,823	$28,247
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,977	2,860
Leasehold improvements	1,985	1,896
Construction in progress	2,579	1,779
Property, plant, and equipment, gross	39,473	35,891
Accumulated depreciation	(25,270)	(23,678)
Property, plant, and equipment, net	$14,203	$12,213

In March 2017, in connection with our opening a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the three and six months ended March 31, 2017.

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	March 31, 2017	September 30, 2016
Compensation	$3,829	$3,628
Warranty	899	871
Professional fees	405	761
Customer deposits	40	38
Income and other taxes	1,024	944
Severance and restructuring accruals	931	642
Other	1,547	800
Accrued expenses and other current liabilities	$8,675	$7,684

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Income and other taxes: For the three months ended March 31, 2017, the Company recorded income tax benefit of $8,000 and $0 within income from continuing operations and discontinued operations, respectively. For the three months ended March 31, 2016, the Company recorded $0.2 million of income tax benefit from continuing operations losses and $0.2 million of income tax expense within income from discontinued operations. For the six months ended March 31, 2017, the Company recorded approximately $0.1 million of income tax expense from continuing operations and $0 of income tax benefit within income from discontinued operations. For the six months ended March 31, 2016, the Company recorded $0.2 million of income tax benefit from continuing operations losses and $0.2 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

Severance and restructuring accruals: In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination in May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including AROs (defined below), as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain was recorded in the discontinued operations of the Digital Products Business for the six months ended March 31, 2016. See Note 4 - Discontinued Operations.

On June 7, 2016, the Company's former Chief Financial Officer (“CFO”) notified the Company that he would resign as the Company's CFO, effective as of June 20, 2016 (the “Separation Date”). The Company and the former CFO entered into a separation agreement and general release, dated June 7, 2016 (the “Separation Agreement”), which includes mutual releases by the former CFO and the Company of all claims related to his employment and service relationship with, and termination of employment and service from, the Company. The Separation Agreement provides for, among other things, the continuation of his base salary for 64 weeks, benefits for 16 months, outplacement services for a period of not more than 1 year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards, other than his most recent equity award. These payments are not contingent upon any future service by the former CFO. The Company recorded a charge of approximately $0.4 million in the fiscal year ended September 30, 2016 related to this Separation Agreement.

In an effort to better align our current and future business operations, in May 2016 the Company announced a reduction in its workforce by approximately 30 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2016. In November 2016, the Company announced an additional reduction in the workforce of approximately 5 individuals and recorded a charge of $0.2 million in the six months ended March 31, 2017 related to the outsourcing of our satellite communications assembly operations.

In March 2017, the Company announced an additional workforce reduction of approximately 14 individuals and recorded a charge of $0.1 million in the three and six months ended March 31, 2017 related to the outsourcing of our wafer fabrication lab. Also, in March 2017, in connection with our planned opening of a new manufacturing facility in China to reduce costs and improve efficiency later in fiscal year 2017, we accrued for a reduction of approximately 265 individuals and recorded a charge of $0.5 million in the three and six months ended March 31, 2017.

Our severance and restructuring-related accruals specifically relate to the separation agreements and reduction in force discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statements of operations and comprehensive income. The following table summarizes the changes in the severance accrual account:

(in thousands)	Severance-related accruals
Balance as of September 30, 2016	$642
Expense - charged to accrual	846
Payments and accrual adjustments	(557)
Balance as of March 31, 2017	$931

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$791	$1,564	$871	$1,664
Provision for product warranty - expense	215	88	303	234
Adjustments and utilization of warranty accrual	(107)	(550)	(275)	(796)
Balance at end of period	$899	$1,102	$899	$1,102

NOTE 10.	Credit Facilities

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

As of March 31, 2017, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2017, the Credit Facility had approximately $0.5 million reserved for one stand-by letter of credit and $13.2 million available for borrowing. As of May 1, 2017, there was no outstanding balance under this Credit Facility.

NOTE 11.	Income and other Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded income tax benefit from continuing operations of approximately $8,000 and $0.2 million, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense from discontinued operations of approximately $0 and $0.2 million, respectively. For the six months ended March 31, 2017 and 2016, the Company recorded income tax expense from continuing operations of approximately $0.1 million and income tax benefit from continuing operations of $0.2 million, respectively. For the six months ended March 31, 2017 and 2016, the Company recorded income tax expense from discontinued operations of approximately $0 and $0.2 million, respectively. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended March 31, 2017 and 2016, the effective tax rate on continuing operations was 0.4% and 48.9% , respectively. The lower tax rate for the three months ended March 31, 2017 was primarily due to changes in the Company's estimated results in the current year as compared to the prior year. The higher tax rate for the three months ended March 31, 2016 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

For the six months ended March 31, 2017 and 2016, the effective tax rate on continuing operations was 3.0% and 34.1%, respectively. The lower tax rate for the six months ended March 31, 2017 was primarily due to changes in the Company's estimated results in the current year as compared to the prior year. The higher tax rate for the six months ended March 31, 2016 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of March 31, 2017 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets have a full valuation allowance at March 31, 2017. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and six months ended March 31, 2017 and 2016, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2017 and September 30, 2016, we had approximately $0.3 million of interest and penalties accrued as tax liabilities on our condensed consolidated balance sheet.

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

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, and approximately $0.7 million and $0.6 million for the six months ended March 31, 2017 and 2016, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three and six months ended March 31, 2017. See discussion below regarding ARO settlements during the three and six months ended March 31, 2016. Accretion expense of $17,000 and $15,000 was recorded during the three months ended March 31, 2017 and 2016, respectively. Accretion expense of $34,000 and $30,000 was recorded during the six months ended March 31, 2017 and 2016, respectively.

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

During the six months ended March 31, 2016, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its ARO associated with the Newark facility by $0.3 million.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. The parties are currently preparing a formal settlement agreement, which will require approval by the Court. During the six months ended March 31, 2017, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
c) Mirasol Wrongful Termination Lawsuit

In August 2016, EMCORE was served with a second lawsuit by former employee Mirsaol, in the Superior Court of Los Angeles alleging that the Company violated California’s employment laws in terminating her employment in November 2015. By her complaint, Mirasol asserted five causes of action:  (1) wrongful termination in violation of public policy; (2) discrimination on the basis of disability and/or medical condition; (3) failure to accommodate; (4) failure to engage in the interactive process; and (5) intentional infliction of emotional distress.  On September 26, 2016, Mirasol dismissed the fifth cause of action for intentional infliction of emotional distress. Mirasol alleged that EMCORE wrongfully terminated her at the conclusion of a Family and Medical Act leave, without engaging in the interactive process of offering to provide her with reasonable accommodations.  The plaintiff sought general, special, and punitive damages. On January 6, 2017, the Company and Mirasol agreed to a settlement of $50,000 with regards to all outstanding claims. This amount was paid as of March 31, 2017.

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
The Board of Directors (the “Board”) of the Company previously approved, subject to stockholder approval, amendments to the 2012 Plan that would, among other changes, (1) increase the limit on the aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2012 Plan by 2,400,000 shares to a new aggregate share limit of 5,301,366 shares; (2) extend the ability to grant performance-based awards under the 2012 plan through the first annual meeting of shareholders that occurs in 2022; (3) extend the term of the 2012 Plan until March 17, 2027; (4) increase the annual limits on the number of different types of awards that may be granted to an individual under the 2012 Plan, so a participant may receive (a) a maximum of 200,000 stock options, 200,000 stock appreciation rights, 200,000 shares of restricted stock, 200,000 restricted stock units, 200,000 stock purchase rights and 200,000 share awards in any fiscal year of the Company, (b) in connection with their initial year of service, up to an additional 400,000 stock options, 400,000 stock appreciation rights, 400,000 shares of restricted stock, 400,000 restricted stock units, 400,000 stock purchase rights and 400,000 share awards, and (c) a maximum of $1,000,000 in cash earned in connection with the grant of performance units in any fiscal year; and (5) require all awards granted under the Amended 2012 Plan to have a minimum vesting period of one year and no award may vest earlier than the first anniversary of the grant date of the award. The Company’s stockholders approved the amendments to the 2012 Plan on March 17, 2017.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2016	750,338	$16.84
Granted	—	—
Exercised	(146,119)	$3.26		$856
Forfeited	(5,204)	$4.99
Expired	(132,071)	$19.64
Outstanding as of March 31, 2017	466,944	$20.43	2.13	$447
Exercisable as of March 31, 2017	410,541	$22.59	1.25	$202
Vested and expected to vest as of March 31, 2017	457,244	$20.76	1.99	$405

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the six months ended March 31, 2016, the intrinsic value of options exercised was $80,000.

As of March 31, 2017, there was approximately $0.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.3 years.

Valuation Assumptions
There were no stock option grants for the three and six months ended March 31, 2017. The fair value of each stock option grant for the three and six months ended March 31, 2016, excluding the adjustment for a special dividend paid in July 2016, was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	—%	61.0%	—%	61.3%
Risk-free interest rate	—%	1.5%	—%	1.6%
Expected term (in years)	—	6.0	—	6.0

Weighted average grant date fair value per share of stock options granted:	$—	$2.97	$—	$3.64

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

The following table summarizes the activity related to RSUs for the six months ended March 31, 2017:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	878,416	$4.25
Granted	267,009	$8.04
Vested	(304,971)	$4.04
Forfeited	(5,051)	$4.14
Non-vested as of March 31, 2017	835,403	$5.53

As of March 31, 2017, there was approximately $3.7 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.7 years. The 0.8 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $7.5 million and a weighted average remaining contractual term of 1.7 years. For the six months ended March 31, 2017 and 2016, the intrinsic value of RSUs vested was approximately $2.8 million and $1.4 million, respectively. Of the 0.8 million outstanding non-vested RSUs at March 31, 2017, approximately 0.8 million are expected to vest and have an aggregate intrinsic value of approximately $6.9 million and a weighted average remaining contractual term of 1.7 years. For the six months ended March 31, 2016, the weighted average grant date fair value of RSUs granted was $5.22.

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

The following table summarizes the activity related to PSUs for the six months ended March 31, 2017:

Performance Stock Activity	Performance Stock Units
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	—	$0.00
Granted	366,849	$8.34
Vested	—	$0.00
Forfeited	—	$0.00
Non-vested as of March 31, 2017	366,849	$8.34

As of March 31, 2017, there was approximately $2.2 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.8 years. The 0.4 million outstanding non-vested PSUs have an aggregate intrinsic value of approximately $3.3 million and a weighted average remaining contractual term of 1.8 years. For the six months ended March 31, 2017 and 2016, there were no PSUs vested. Of the 0.4 million outstanding non-vested PSUs at March 31, 2017, approximately 0.3 million are expected to vest and have an aggregate intrinsic value of approximately $3.1 million and a weighted average remaining contractual term of 1.8 years. There were no PSUs granted during the six months ended March 31, 2016.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2017	2016	2017	2016
Employee stock options	$11	$10	$22	$16
Restricted stock awards and units	369	453	723	719
Performance stock units	371	—	639	—
Employee stock purchase plan	66	56	118	111
Outside director fees in common stock	12	94	90	130
Total stock-based compensation expense	$829	$613	$1,592	$976

Stock-based Compensation Expense - by expense type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$147	$113	$240	$182
Selling, general, and administrative	563	420	1,133	608
Research and development	119	80	219	186
Total stock-based compensation expense	$829	$613	$1,592	$976

The stock-based compensation expense above relates to continuing operations. Stock-based compensation within selling, general and administrative expense was higher for three and six months ended March 31, 2017 due to stock-based compensation expense associated with the grants of PSUs. Included within discontinued operations is $(20,000) and $(0.1) million of stock based compensation expense for the three months ended March 31, 2017 and 2016, respectively. Included within discontinued operations is $(11,000) and $(0.1) million of stock based compensation expense for the six months ended March 31, 2017 and 2016, respectively.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $0.1 million, respectively. Our matching contribution in cash for the six months ended March 31, 2017 and 2016 was approximately $0.3 million and $0.2 million, respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the three months ended March 31,		For the six months ended March 31,
(in thousands, except per share)	2017	2016	2017	2016

Numerator:
Income (loss) from continuing operations	$1,855	$(162)	$3,621	$(296)
(Loss) income from discontinued operations	(7)	4,144	(16)	5,265
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	1,848	3,982	3,605	4,969
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	26,622	25,942	26,449	25,818
Dilutive options outstanding, unvested stock units and ESPP	963	—	917	—
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,585	25,942	27,366	25,818

Net income (loss) per basic share:
Continuing operations	$0.07	$(0.01)	$0.14	$(0.01)
Discontinued operations	(0.00)	0.16	(0.00)	0.20
Net income per basic share	$0.07	$0.15	$0.14	$0.19

Net income (loss) per diluted share:
Continuing operations	$0.07	$(0.01)	$0.13	$(0.01)
Discontinued operations	(0.00)	$0.16	(0.00)	0.20
Net income per diluted share	$0.07	$0.15	$0.13	$0.19
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	370	721	550	794

Average market price of common stock	$9.11	$5.44	$7.99	$6.19

For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the three and six months ended March 31, 2017, we excluded 0.4 million and 0.6 million, respectively, of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share for the three and six months ended March 31, 2016 due to the Company incurring a net loss for that period.
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

Future Issuances
As of March 31, 2017, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	466,944
Unvested restricted stock units	835,403
Unvested performance stock units	366,849
Purchases under the employee stock purchase plan	973,322
Issuance of stock-based awards under the Equity Plans	2,732,130
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,463,389

NOTE 14.	Geographical Information

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

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2017	2016	2017	2016
United States	$25,930	$15,369	$50,684	$29,182
Asia	4,772	4,638	8,491	10,977
Europe	1,695	1,371	3,325	3,534
Other	194	154	267	329
Total revenue	$32,591	$21,532	$62,767	$44,022

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented 74% of our consolidated revenue for both the three and six months ended March 31, 2017. Revenue from two of our significant customers represented 51% of our consolidated revenue for the three and six months ended March 31, 2016.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of March 31, 2017 and September 30, 2016, approximately 39% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.
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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.1	67.4	66.4	67.2
Gross profit	33.9	32.6	33.6	32.8
Operating expense:
Selling, general, and administrative	17.4	22.4	17.9	21.9
Research and development	9.6	11.9	8.5	11.6
Impairments	1.4	—	0.7	—
Total operating expense	28.4	34.3	27.1	33.5
Operating income (loss)	5.5	(1.7)	6.5	(0.7)
Other income (expense):
Interest income, net	0.1	0.1	0.1	—
Foreign exchange gain (loss)	0.1	0.1	(0.6)	(0.2)
Total other income (expense)	0.2	0.2	(0.5)	(0.2)
Income (loss) from continuing operations before income tax benefit (expense)	5.7	(1.5)	6.0	(0.9)
Income tax benefit (expense)	—	0.8	(0.2)	0.2
Income (loss) from continuing operations	5.7	(0.7)	5.8	(0.7)
(Loss) income from discontinued operations, net of tax	—	19.2	—	12.0
Net income	5.7%	18.5%	5.7%	11.3%

Comparison of Financial Results for the Three Months Ended March 31, 2017 and 2016

(in thousands, except percentages)	For the three months ended March 31,
	2017	2016	$ Change	% Change
Revenue	$32,591	$21,532	$11,059	51.4%
Cost of revenue	21,553	14,510	7,043	48.5%
Gross profit	11,038	7,022	4,016	57.2%
Operating expense:
Selling, general, and administrative	5,672	4,825	847	17.6%
Research and development	3,141	2,564	577	22.5%
Impairments	468	—	468	N/A
Total operating expense	9,281	7,389	1,892	25.6%
Operating income (loss)	1,757	(367)	2,124	578.7%
Other income:
Interest income, net	46	25	21	84.0%
Foreign exchange gain	44	25	19	76.0%
Total other income	90	50	40	80.0%
Income (loss) from continuing operations before income tax benefit	1,847	(317)	2,164	682.6%
Income tax benefit	8	155	(147)	(94.8)%
Income (loss) from continuing operations	1,855	(162)	2,017	1,245.1%
(Loss) income from discontinued operations, net of tax	(7)	4,144	(4,151)	(100.2)%
Net income	$1,848	$3,982	$(2,134)	(53.6)%

Revenue

For the three months ended March 31, 2017, revenue increased 51.4% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 33.9% and 32.6% for the three months ended March 31, 2017 and 2016, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, gross margins increased when compared to the same period in the prior year. The increase in gross margins for the three months ended March 31, 2017 was primarily due to product mix and higher utilization of the manufacturing facility, as we increased production output, resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively. The increase in stock based compensation within SG&A during the three months ended March 31, 2017 when compared to the same period in the prior year is primarily due to the value of Performance Stock Units granted during fiscal year 2017.

SG&A expense for the three months ended March 31, 2017 was higher than the amount reported in the same period during the prior year primarily due to higher compensation costs, severance, including the $0.5 million related to our opening a new manufacturing facility in China during the three months ended March 31, 2017, and stock-based compensation partially offset by lower legal and professional expenses.

As a percentage of revenue, SG&A expenses were 17.4% and 22.4% for the three months ended March 31, 2017 and 2016, respectively. The decrease in SG&A expense as a percentage of revenue in the three months ended March 31, 2017 compared to the same period in 2016 is due to the increase in revenues in the three months ended March 31, 2017.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million during the three months ended March 31, 2017 and 2016.

R&D expense for the three months ended March 31, 2017 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs and increased project spending.

As a percentage of revenue, R&D expenses were 9.6% and 11.9% for the three months ended March 31, 2017 and 2016, respectively. The decrease in R&D expense as a percentage of revenue in the three months ended March 31, 2017 compared to the same period in 2016 is due to the increase in revenues in the three months ended March 31, 2017.

Impairments

In March 2017, in connection with our opening a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the three months ended March 31, 2017. Also see Note 8 - Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements for additional information.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 5.5% and (1.7)% for the three months ended March 31, 2017 and 2016, respectively. The increase in operating income as a percentage of revenue in the three months ended March 31, 2017 compared to the same period in 2016 is due to the increase in revenues and operating income in the three months ended March 31, 2017.

Other Income (Expense)

Interest Income, net
Interest income for the three months ended March 31, 2017 was higher than the amount reported in the same period in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain on our consolidated statements of operations and comprehensive income. The gains recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax (Expense) Benefit

For the three months ended March 31, 2017, the Company recorded income tax benefit from continuing operations of approximately $8,000 and $0 within income from discontinued operations.

For the three months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million from continuing operations and an income tax expense of approximately $0.2 million within income from discontinued operations.

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

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended March 31,
	2017	2016	$ Change	% Change
Revenue	—	—	$—	N/A
Cost of revenue	11	(445)	456	102.5%
Gross (loss) profit	(11)	445	(456)	(102.5)%
Operating expense	(4)	(66)	(62)	(93.9)%
Recognition of previously deferred gain on sale of assets	—	3,804	(3,804)	NA
Income from discontinued operations before income tax expense	(7)	4,315	(4,322)	(100.2)%
Income tax expense	—	(171)	171	100.0%
(Loss) income from discontinued operations, net of tax	$(7)	$4,144	$(4,151)	(100.2)%

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

During the three months ended March 31, 2016, we recognized a gain associated with the release of the $3.4 million deferred gain and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Comparison of Financial Results for the Six Months Ended March 31, 2017 and 2016

(in thousands, except percentages)	For the six months ended March 31,
	2017	2016	$ Change	% Change
Revenue	$62,767	$44,022	$18,745	42.6%
Cost of revenue	41,686	29,599	12,087	40.8%
Gross profit	21,081	14,423	6,658	46.2%
Operating expense:
Selling, general, and administrative	11,250	9,646	1,604	16.6%
Research and development	5,340	5,124	216	4.2%
Impairments	468	—	468	N/A
Total operating expense	17,058	14,770	2,288	15.5%
Operating income (loss)	4,023	(347)	4,370	1,259.4%
Other income (expense):
Interest income, net	69	8	61	762.5%
Foreign exchange loss	(359)	(110)	(249)	(226.4)%
Total other expense	(290)	(102)	(188)	(184.3)%
Income (loss) from continuing operations before income tax (expense) benefit	3,733	(449)	4,182	931.4%
Income tax (expense) benefit	(112)	153	(265)	(173.2)%
Income (loss) from continuing operations	3,621	(296)	3,917	1,323.3%
(Loss) income from discontinued operations, net of tax	(16)	5,265	(5,281)	(100.3)%
Net income	$3,605	$4,969	$(1,364)	(27.5)%

Revenue

For the six months ended March 31, 2017, revenue increased 42.6% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 33.6% and 32.8% for the six months ended March 31, 2017 and 2016, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million during the six months ended March 31, 2017 and 2016.

For the six months ended March 31, 2017, gross margins increased when compared to the same period in the prior year. The increase in gross margins for the six months ended March 31, 2017 was primarily due to product mix and higher utilization of the manufacturing facility, as we increased production output, resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.1 million and $0.6 million during the six months ended March 31, 2017 and 2016, respectively. The increase in stock based compensation within SG&A during the six months ended March 31, 2017 when compared to the same period in the prior year is primarily due to the value of Performance Stock Units granted during the six months ended March 31, 2017.

SG&A expense for the six months ended March 31, 2017 was higher than the amount reported in the same period during the prior year primarily due to higher compensation costs, severance, including the $0.5 million related to our opening a new manufacturing facility in China during the six months ended March 31, 2017, and stock-based compensation.

As a percentage of revenue, SG&A expenses were 17.9% and 21.9% for the six months ended March 31, 2017 and 2016, respectively. The decrease in SG&A expense as a percentage of revenue in the six months ended March 31, 2017 compared to the same period in 2016 is due to the increase in revenues in the six months ended March 31, 2017.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million during the six months ended March 31, 2017 and 2016.

R&D expense for the six months ended March 31, 2017 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs and increased project spending.

As a percentage of revenue, R&D expenses were 8.5% and 11.6% for the six months ended March 31, 2017 and 2016, respectively. The decrease in R&D expense as a percentage of revenue in the six months ended March 31, 2017 compared to the same period in 2016 is due to the increase in revenues and lower R&D expense in the six months ended March 31, 2017.

Impairments

In March 2017, in connection with our opening a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the six months ended March 31, 2017. Also see Note 8 - Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements for additional information.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income was 6.5% and (0.7)% for the six months ended March 31, 2017 and 2016, respectively. The increase in operating income as a percentage of revenue in the six months ended March 31, 2017 compared to the same period in 2016 is due to the increase in revenues and operating income in the six months ended March 31, 2017.

Other Income (Expense)

Interest Income, net
Interest income for the six months ended March 31, 2017 was higher than the amount reported in the same period in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange loss on our consolidated statements of operations and comprehensive income. The losses recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax (Expense) Benefit

For the six months ended March 31, 2017, the Company recorded income tax expense from continuing operations of approximately $0.1 million, and $0 within income from discontinued operations.

For the six months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million and $0.2 million of income tax expense within income from discontinued operations.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the six months ended March 31,
	2017	2016	$ Change	% Change
Revenue	—	—	$—	N/A
Cost of revenue	12	(494)	506	102.4%
Gross (loss) profit	(12)	494	(506)	(102.4)%
Operating expense (income)	4	(1,151)	(1,155)	(100.3)%
Recognition of previously deferred gain on sale of assets	—	3,804	(3,804)	NA
(Loss) income from discontinued operations before income tax expense	(16)	5,449	(5,465)	(100.3)%
Income tax expense	—	(184)	184	100.0%
(Loss) income from discontinued operations, net of tax	$(16)	$5,265	$(5,281)	(100.3)%

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

During the six months ended March 31, 2016, we recognized a gain associated with the release of the $3.4 million deferred gain and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

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

As of March 31, 2017, cash and cash equivalents totaled $68.6 million and net working capital totaled approximately $97.4 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the six months ended March 31, 2017, we earned net income of $3.6 million. With respect to measures related to liquidity:

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

•
Mirasol Settlements: In January 2017, we entered into an agreement to settle all outstanding claims of the Mirasol class action lawsuit for $0.3 million and the wrongful termination lawsuit for $50,000 and recorded a charge during the six months ended March 31, 2017 of $0.2 million. See Note 12- Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (Credit Facility) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 10 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures. As of May 1, 2017, there was no outstanding balance under this Credit Facility.

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

Cash Flow

The Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, respectively, reflect cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the six months ended March 31,
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$7,783	$275	$7,508	2,730.2%

Fiscal 2017:
For the six months ended March 31, 2017, our operating activities provided cash of $7.8 million primarily due to our net income of $3.6 million, depreciation, amortization and accretion expense of $1.7 million, stock-based compensation expense of $1.6 million, other changes of $0.6 million, impairment charge of $0.5 million and warranty provision of $0.3 million partially offset by a change in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $0.4 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts payable of approximately $1.5 million, accrued expenses and other liabilities of $1.0 million and a decrease in accounts receivable of $1.0 million partially offset by an increase in inventory of $2.4 million and other assets of $1.6 million.

Fiscal 2016:
For the six months ended March 31, 2016, our operating activities provided cash of $0.3 million primarily due to depreciation, amortization and accretion expense of $1.1 million, stock-based compensation expense of $0.9 million, warranty provision of $0.2 million, and our net income of $5.0 million, partially offset by decreases in our current assets and liabilities (or working capital components) of $1.7 million, the recognition of previously deferred gain on sale of assets from discontinued operations of $3.8 million and other items of $1.4 million. The change in our current assets and liabilities was primarily the result of an increase in accounts receivable of $2.0 million and a decrease in accrued expenses and other liabilities of $2.4 million, partially offset by a decrease in inventory of $0.2 million and other assets of $1.3 million and an increase in accounts payable of approximately $1.2 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the six months ended March 31,
	2017	2016	$ Change	% Change
Net cash used in investing activities	$(4,567)	$(2,685)	$(1,882)	(70.1)%

Fiscal 2017:
For the six months ended March 31, 2017, our investing activities used $4.6 million of cash for capital expenditures.

Fiscal 2016:
For the six months ended March 31, 2016, our investing activities used $2.7 million of cash for capital expenditures.

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the six months ended March 31,
	2017	2016	$ Change	% Change
Net cash provided by financing activities	$779	$597	$182	30.5%

Fiscal 2017:
For the six months ended March 31, 2017, our financing activities provided cash of $0.8 million from proceeds from stock transactions.

Fiscal 2016:
For the six months ended March 31, 2016, our financing activities provided cash of $0.6 million from proceeds from stock plan transactions..

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2017 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2017	2018 to 2019	2020 to 2021	2022 and later
Purchase obligations	$14,666	$14,292	$374	$—	$—
Asset retirement obligations	1,824	45	—	1,720	59
Operating lease obligations	1,264	377	595	292	—
Total contractual obligations and commitments	$17,754	$14,714	$969	$2,012	$59

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of March 31, 2017, we had unrecognized tax benefits of $0.3 million.

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
Geographical Information
See Note 14- Geographical Information in the notes to the condensed consolidated financial statements for disclosures related to geographic revenue and significant customers.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 12- Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits

3.1
EMCORE Corporation 2012 Equity Incentive Plan, as amended and restated on January 19, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017)

10.1†
EMCORE Corporation 2012 Equity Incentive Plan, as amended and restated on January 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017)

10.2**	Directors' Compensation Policy (Amended March 17, 2017)
10.3**	Directors' Form of Award Agreement under the 2012 Equity Incentive Plan
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 4, 2017	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2017	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)