Form 10-Q
period 2017-06-30
EMCORE CORP
filed 2017-08-03
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 31, 2017, the number of shares outstanding of our no par value common stock totaled 26,879,160.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended June 30, 2017

PART I.    Financial Information
ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended June 30, 2017 and 2016
(in thousands, except net income (loss) per share)
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Revenue	$30,952	$22,376	$93,719	$66,398
Cost of revenue	20,110	14,964	61,796	44,563
Gross profit	10,842	7,412	31,923	21,835
Operating expense (income):
Selling, general, and administrative	5,815	6,125	17,065	15,771
Research and development	3,340	2,405	8,680	7,529
Impairments	—	—	468	—
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2,599)	—	(2,599)
Gain on sale of assets	(322)	(41)	(322)	(41)
Total operating expense	8,833	5,890	25,891	20,660
Operating income	2,009	1,522	6,032	1,175
Other income (expense):
Interest income, net	77	32	146	40
Foreign exchange gain (loss)	53	(201)	(306)	(311)
Other income	316	—	316	—
Total other income (expense)	446	(169)	156	(271)
Income from continuing operations before income tax expense	2,455	1,353	6,188	904
Income tax expense	(19)	(175)	(131)	(22)
Income from continuing operations	2,436	1,178	6,057	882
(Loss) income from discontinued operations, net of tax	(11)	123	(27)	5,388
Net income	$2,425	$1,301	$6,030	$6,270
Foreign exchange translation adjustment	(1)	(185)	15	(230)
Comprehensive income	$2,424	$1,116	$6,045	$6,040
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.09	$0.05	$0.23	$0.04
Discontinued operations	(0.00)	0.00	(0.00)	0.20
Net income per basic share	$0.09	$0.05	$0.23	$0.24
Net income (loss) per diluted share:
Continuing operations	$0.09	$0.05	$0.22	$0.04
Discontinued operations	(0.00)	0.00	(0.00)	0.20
Net income per diluted share	$0.09	$0.05	$0.22	$0.24
Weighted-average number of basic shares outstanding	26,833	26,103	26,577	25,913
Weighted-average number of diluted shares outstanding	27,816	26,269	27,548	26,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2017 and September 30, 2016
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$66,094	$63,905
Restricted cash	423	965
Accounts receivable, net of allowance of $7 and $36, respectively	22,285	18,432
Inventory	26,147	24,150
Prepaid expenses and other current assets	6,633	3,764
Total current assets	121,582	111,216
Property, plant, and equipment, net	15,684	12,213
Non-current inventory	3,115	3,531
Other non-current assets	95	251
Total assets	$140,476	$127,211
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,951	$10,575
Accrued expenses and other current liabilities	8,687	7,684
Total current liabilities	21,638	18,259
Asset retirement obligations	1,620	1,573
Other long-term liabilities	55	62
Total liabilities	23,313	19,894
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,781 shares issued and 26,871 shares outstanding as of June 30, 2017; 33,154 shares issued and 26,244 shares outstanding as of September 30, 2016	729,467	725,666
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	594	579
Accumulated deficit	(565,177)	(571,207)
Total shareholders’ equity	117,163	107,317
Total liabilities and shareholders’ equity	$140,476	$127,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2017 and 2016
(in thousands)
(unaudited)

	For the nine months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,030	$6,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	2,646	1,696
Stock-based compensation expense	2,672	1,629
Provision adjustments related to doubtful accounts	7	20
Provision adjustments related to product warranty	488	302
Impairments	468	—
Recognition of previously deferred gain on sale of assets from discontinued operations	—	(3,804)
Net gain on disposal of equipment	(322)	(41)
Other	321	(1,422)
Total non-cash adjustments	6,280	(1,620)
Changes in operating assets and liabilities:
Accounts receivable	(3,878)	(4,358)
Inventory	(1,782)	(6,420)
Other assets	(2,627)	120
Accounts payable	2,951	2,884
Accrued expenses and other current liabilities	834	(1,118)
Total change in operating assets and liabilities	(4,502)	(8,892)
Net cash provided by (used in) operating activities	7,808	(4,242)
Cash flows from investing activities:
Purchase of equipment	(7,262)	(4,480)
Receipt of escrow funds from sale of assets	—	1,853
Proceeds from disposal of property, plant and equipment	339	50
Net cash used in investing activities	(6,923)	(2,577)
Cash flows from financing activities:
Proceeds from stock plans	797	614
Net cash provided by financing activities	797	614
Effect of exchange rate changes on foreign currency	(35)	210
Net increase (decrease) in cash, cash equivalents and restricted cash	1,647	(5,995)
Cash, cash equivalents and restricted cash at beginning of period	64,870	112,260
Cash, cash equivalents and restricted cash at end of period	$66,517	$106,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$55	$65
Cash paid during the period for income taxes	$79	$123
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(549)	$(432)
Issuance of common stock to Board of Directors	$410	$263
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2017
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), which was established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well as complete end-to-end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advanced optical technologies are designed for cable television (CATV), fiber-to-the-premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

We currently have one reporting segment: Fiber Optics.

Sale of Photovoltaics and Digital Products Businesses

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's Photovoltaics Business to SolAero Technologies Corporation (“SolAero”) pursuant to the Asset Purchase Agreement (the “Photovoltaics Agreement”) under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's Photovoltaics Business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business” and, the sale of the Photovoltaics Business, the “Photovoltaics Asset Sale”), for $149.9 million in cash.

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's telecommunications business (the “Digital Products Business”) to NeoPhotonics Corporation, a Delaware corporation (“NeoPhotonics”), pursuant to the Asset Purchase Agreement (the “Digital Products Agreement”), under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million.

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the consolidated balance sheet as of June 30, 2017 or September 30, 2016. The financial results of the Photovoltaics Business and the Digital Products Business are presented as “discontinued operations” on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended June 30, 2017 and 2016. See Note 4 - Discontinued Operations for additional information. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash or restricted cash equivalents. Specifically, there is no guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. This standard requires the use of the retrospective transition method. The Company early adopted ASU 2016-18 at the beginning of fiscal year 2017. Accordingly, for the nine months ended June 30, 2017 and 2016, the Company reclassified restricted cash to be presented with cash and cash equivalents on the condensed consolidated statements of cash flows in the amount of $0.4 million and $1.2 million, respectively.

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

•
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As of September 30, 2016, the Company early adopted ASU 2016-09. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation, including the Company's election to eliminate the requirements to estimate the number of awards that are expected to vest, and instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.2 million to decrease the September 30, 2016 accumulated deficit and common stock balances.

The ASU also requires income tax benefits and deficiencies to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The the income tax consequences of the new standard did not have an impact on the consolidated financial statements. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. The new standard also generally requires presentation of cash paid by the employer for employee taxes as a financing activity. The Company has historically not withheld shares from employees for any of their share-based payment awards, and thus, the new standard did not have an impact on the consolidated statement of cash flows.

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

This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient option. The operating lease obligations at the end of the third quarter of fiscal 2017 were approximately $1.1 million. Assuming an average discounted rate of 4% applied to these minimum remaining rental payments, we estimate that the impact to our balance sheet upon adoption would be within the range of $1.2 million to $2.5 million due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements and related disclosures.

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

Upon evaluation, we believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon the evaluation completed to date, the Company believes that the pattern of revenue recognition for these revenue streams will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, consistent with current guidance. The Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s financial statements and related disclosures. As of June 30, 2017, the Company intends to adopt ASU 2014-09 utilizing a fully retrospective transition approach on October 1, 2018.

NOTE 3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	As of	As of	As of
(in thousands)	June 30, 2017	September 30, 2016	June 30, 2016
Cash and cash equivalents	$66,094	$63,905	$105,046
Restricted cash	423	965	1,219
Total cash, cash equivalents an restricted cash	$66,517	64,870	106,265

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of June 30, 2017 and 2016, and September 30, 2016.

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

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	12	—
Gross loss	—	—	(12)	—
Operating expense (income)	5	(17)	13	(838)
(Loss) income from discontinued operations before income tax expense	(5)	17	(25)	838
Income tax benefit (expense)	—	23	—	(5)
(Loss) income from discontinued operations, net of tax	$(5)	$40	$(25)	$833

Included in discontinued operations of the Photovoltaics Business during the three and nine months ended June 30, 2016 were $0 and $0.1 million, respectively, of New Mexico incentive tax credits received. There were no incentive tax credits received during the three and nine months ended June 30, 2017.

Sale of Digital Products Business

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's Digital Products Business to NeoPhotonics pursuant to the Digital Products Agreement, under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million.

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California which we abandoned effective February 2016 following the sale of the Digital Products Business. As a result of this agreement, we paid $0.2 million and recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the nine months ended June 30, 2016. Also see Note 9 - Accrued Expenses and Other Current Liabilities.

Included in cost of revenue for the nine months ended June 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement associated with the Digital Products Business.

During the nine months ended June 30, 2016, we recognized the deferred gain of $3.4 million and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the Sumitomo Electric Industries, LTD (“SEI”) arbitration. Also see Note 12- Commitments and Contingencies.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	(494)
Gross profit	—	—	—	494
Operating expense (income)	6	45	2	(285)
Recognition of previously deferred gain on sale of assets	—	—	—	3,804
(Loss) income from discontinued operations before income tax expense	(6)	(45)	(2)	4,583
Income tax benefit (expense)	—	128	—	(28)
(Loss) income from discontinued operations, net of tax	$(6)	$83	$(2)	$4,555

NOTE 5.	Fair Value Accounting

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

NOTE 6.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	June 30, 2017	September 30, 2016
Accounts receivable, gross	$22,292	$18,468
Allowance for doubtful accounts	(7)	(36)
Accounts receivable, net	$22,285	$18,432

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three and nine months ended June 30, 2017 and 2016.

Allowance for Doubtful Accounts (in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$13	$103	$36	$462
Provision adjustment - expense, net of recoveries	—	16	7	20
Write-offs and other adjustments - deductions to receivable balances	(6)	(66)	(36)	(429)
Balance at end of period	$7	$53	$7	$53

NOTE 7.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	June 30, 2017	September 30, 2016
Raw materials	$16,033	$16,095
Work in-process	6,586	5,687
Finished goods	6,643	5,899
Inventory balance at end of period	$29,262	$27,681
Current portion	$26,147	$24,150
Non-Current portion	3,115	3,531

The non-current inventory balance of $3.1 million and $3.5 million as of June 30, 2017 and September 30, 2016, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 8.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	June 30, 2017	September 30, 2016
Equipment	$31,375	$28,247
Furniture and fixtures	1,109	1,109
Computer hardware and software	3,046	2,860
Leasehold improvements	2,006	1,896
Construction in progress	4,216	1,779
Property, plant, and equipment, gross	41,752	35,891
Accumulated depreciation	(26,068)	(23,678)
Property, plant, and equipment, net	$15,684	$12,213

In March 2017, in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the completion of the move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the nine months ended June 30, 2017.

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	June 30, 2017	September 30, 2016
Compensation	$3,976	$3,628
Warranty	798	871
Professional fees	377	761
Customer deposits	18	38
Income and other taxes	1,065	944
Severance and restructuring accruals	889	642
Other	1,564	800
Accrued expenses and other current liabilities	$8,687	$7,684

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Income and other taxes: For the three months ended June 30, 2017, the Company recorded income tax expense of $19,000 and $0 within income from continuing operations and discontinued operations, respectively. For the three months ended June 30, 2016, the Company recorded $0.2 million of income tax expense from continuing operations income and $0.2 million of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2017, the Company recorded approximately $0.1 million of income tax expense from continuing operations and $0 of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2016, the Company recorded $22,000 of income tax expense from continuing operations income and $33,000 of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

Severance and restructuring accruals: In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination in May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including Asset Retirement Obligations (“ARO or AROs”), as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain was recorded in the discontinued operations of the Digital Products Business for the nine months ended June 30, 2016. See Note 4 - Discontinued Operations.

On June 7, 2016, the Company's former Chief Financial Officer (“CFO”) notified the Company that he would resign as the Company's CFO, effective as of June 20, 2016 (the “Separation Date”). The Company and the former CFO entered into a separation agreement and general release, dated June 7, 2016 (the “Separation Agreement”), which includes mutual releases by the former CFO and the Company of all claims related to his employment and service relationship with, and termination of employment and service from, the Company. The Separation Agreement provides for, among other things, the continuation of his base salary for 64 weeks, benefits for 16 months, outplacement services for a period of not more than 1 year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards, other than his most recent equity award. These payments are not contingent upon any future service by the former CFO. The Company recorded a charge of approximately $0.4 million in the three and nine months ended June 30, 2016 related to this Separation Agreement.

In an effort to better align our current and future business operations, in May 2016 the Company announced a reduction in its workforce by approximately 30 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the three and nine months ended June 30, 2016. In November 2016, the Company announced an additional reduction in the workforce of approximately 5 individuals and recorded a charge of $0.2 million in the nine months ended June 30, 2017 related to the outsourcing of our satellite communications assembly operations.

In March 2017, the Company announced an additional workforce reduction of approximately 14 individuals and recorded a charge of $0.1 million in the nine months ended June 30, 2017 related to the outsourcing of our wafer fabrication lab. During the three and nine months ended June 30, 2017, the Company recorded an additional charge of $0.4 million for six additional individuals related to the March 2017 workforce reduction. Also, in March 2017, in connection with our opening of a new manufacturing facility in China to reduce costs and improve efficiency later in fiscal year 2017, we accrued for a workforce reduction of approximately 265 individuals and recorded a charge of $0.5 million in the nine months ended June 30, 2017. During the three and nine months ended June 30, 2017, the Company recorded an additional charge of $0.4 million for the workforce reduction of 72 additional individuals related to the opening of our new manufacturing facility in China.

Our severance and restructuring-related accruals specifically relate to the separation agreements and reductions in force discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statements of operations and comprehensive income. The following table summarizes the changes in the severance accrual account:

(in thousands)	Severance-related accruals
Balance as of September 30, 2016	$642
Expense - charged to accrual	1,602
Payments and accrual adjustments	(1,355)
Balance as of June 30, 2017	$889

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$899	$1,102	$871	$1,664
Provision for product warranty - expense	185	68	488	302
Adjustments and utilization of warranty accrual	(286)	(196)	(561)	(992)
Balance at end of period	$798	$974	$798	$974

NOTE 10.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A.. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

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

As of June 30, 2017, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of June 30, 2017, the Credit Facility had approximately $0.5 million reserved for one stand-by letter of credit and $6.2 million available for borrowing. As of July 31, 2017, there was no outstanding balance under this Credit Facility.

NOTE 11.	Income and other Taxes

For the three months ended June 30, 2017 and 2016, the Company recorded income tax expense from continuing operations of approximately $19,000 and $0.2 million, respectively. For the three months ended June 30, 2017 and 2016, the Company recorded income tax benefit from discontinued operations of approximately $0 and $0.2 million, respectively. For the nine months ended June 30, 2017 and 2016, the Company recorded income tax expense from continuing operations of approximately $0.1 million and $22,000, respectively. For the nine months ended June 30, 2017 and 2016, the Company recorded income tax expense from discontinued operations of approximately $0 and $33,000, respectively. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended June 30, 2017 and 2016, the effective tax rate on continuing operations was 0.8% and 12.9% , respectively. The lower tax rate for the three months ended June 30, 2017 was primarily due to changes in the Company's estimated results in the current year as compared to the prior year. The higher tax rate for the three months ended June 30, 2016 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. For the nine months ended June 30, 2017 and 2016, the effective tax rate on continuing operations was 2.1% and 2.4%, respectively. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of June 30, 2017 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.

All deferred tax assets have a full valuation allowance at June 30, 2017. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and nine months ended June 30, 2017 and 2016, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2017 and September 30, 2016, we had approximately $0.3 million of interest and penalties accrued as tax liabilities on our condensed consolidated balance sheet.

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

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $1.1 million for the nine months ended June 30, 2017 and 2016. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three and nine months ended June 30, 2017. See discussion below regarding ARO settlements during the nine months ended June 30, 2016. Accretion expense of $17,000 and $15,000 was recorded during the three months ended June 30, 2017 and 2016, respectively. Accretion expense of $0.1 million and $45,000 was recorded during the nine months ended June 30, 2017 and 2016, respectively.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. Several leases related to these facilities expired in 2011, and were being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed, which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease, which was not exercised prior to the deadline for exercising such option, and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

During the nine months ended June 30, 2016, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its ARO associated with the Newark facility by $0.3 million.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. The parties have agreed to a formal settlement agreement, which will require approval by the Court. During the nine months ended June 30, 2017, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
c) Mirasol Wrongful Termination Lawsuit

In August 2016, EMCORE was served with a second lawsuit by former employee Mirsaol, in the Superior Court of Los Angeles alleging that the Company violated California’s employment laws in terminating her employment in November 2015. By her complaint, Mirasol asserted five causes of action:  (1) wrongful termination in violation of public policy; (2) discrimination on the basis of disability and/or medical condition; (3) failure to accommodate; (4) failure to engage in the interactive process; and (5) intentional infliction of emotional distress.  On September 26, 2016, Mirasol dismissed the fifth cause of action for intentional infliction of emotional distress. Mirasol alleged that EMCORE wrongfully terminated her at the conclusion of a Family and Medical Act leave, without engaging in the interactive process of offering to provide her with reasonable accommodations.  The plaintiff sought general, special, and punitive damages. On January 6, 2017, the Company and Mirasol agreed to a settlement of $50,000 with regards to all outstanding claims. This amount was paid as of June 30, 2017.

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
As of September 30, 2016, the Company early adopted the new accounting guidance that simplifies several aspects of the accounting for share-based payments, including the Company's election to eliminate the requirements to estimate the number of awards that are expected to vest, and instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.2 million to decrease the September 30, 2016 accumulated deficit and common stock balances.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2016	750,338	$16.84
Granted	—	—
Exercised	(150,922)	$3.27		$887
Forfeited	(5,204)	$4.99
Expired	(145,731)	$19.46
Outstanding as of June 30, 2017	448,481	$20.69	1.81	$585
Exercisable as of June 30, 2017	396,712	$22.78	0.97	$276
Vested and expected to vest as of June 30, 2017	448,481	$20.69	1.81	$585

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the nine months ended June 30, 2016, the intrinsic value of options exercised was $82,000.

As of June 30, 2017, there was approximately $0.1 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.0 years.

Valuation Assumptions
There were no stock option grants for the three and nine months ended June 30, 2017. The fair value of each stock option grant for the three and nine months ended June 30, 2016, excluding the adjustment for a special dividend paid in July 2016, was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	—%	60.4%	—%	60.9%
Risk-free interest rate	—%	1.4%	—%	1.6%
Expected term (in years)	—	6.0	—	6.0

Weighted average grant date fair value per share of stock options granted:	$—	$3.06	$—	$3.40

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

The following table summarizes the activity related to RSUs for the nine months ended June 30, 2017:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	878,416	$4.25
Granted	307,509	$8.44
Vested	(351,489)	$4.13
Forfeited	(33,771)	$4.76
Non-vested as of June 30, 2017	800,665	$5.88

As of June 30, 2017, there was approximately $4.0 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.5 years. The 0.8 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $8.5 million and a weighted average remaining contractual term of 1.6 years. For the nine months ended June 30, 2017 and 2016, the intrinsic value of RSUs vested was approximately $3.3 million and $1.6 million, respectively. For the nine months ended June 30, 2016, the weighted average grant date fair value of RSUs granted was $5.55.

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

On December 14, 2016, the Company granted 71,669 target PSUs with a grant date fair value of $1.0 million to certain employees. The PSUs issued will vest based on a combination of the relative total shareholder return of EMCORE’s stock compared to the Russell Microcap Index and the employee's continued employment. The total number of shares to be issued to each individual may range from zero (0) to 200% of the target PSUs granted. Between zero (0) and 200% of the target PSUs granted will vest, if at all, on December 14, 2019.

The following table summarizes the activity related to PSUs for the nine months ended June 30, 2017:

Performance Stock Activity	Performance Stock Units
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	—	$0.00
Granted	366,849	$8.34
Vested	—	$0.00
Forfeited	(4,808)	$13.36
Non-vested as of June 30, 2017	362,041	$8.27

As of June 30, 2017, there was approximately $1.9 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.5 years. The 0.4 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $3.9 million and a weighted average remaining contractual term of 1.5 years. For the nine months ended June 30, 2017 and 2016, there were no PSUs vested. There were no PSUs granted during the nine months ended June 30, 2016.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Employee stock options	$12	$9	$34	$25
Restricted stock awards and units	488	606	1,211	1,325
Performance stock units	410	—	1,049	—
Employee stock purchase plan	92	57	210	168
Outside director fees in common stock	78	55	168	185
Total stock-based compensation expense	$1,080	$727	$2,672	$1,703

Stock-based Compensation Expense - by expense type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$113	$81	$353	$263
Selling, general, and administrative	824	555	1,957	1,163
Research and development	143	91	362	277
Total stock-based compensation expense	$1,080	$727	$2,672	$1,703

The stock-based compensation expense above relates to continuing operations. Stock-based compensation within selling, general and administrative expense was higher for three and nine months ended June 30, 2017 due to stock-based compensation expense associated with the grants of PSUs. Included within discontinued operations is $11,000 and $(19,000) of stock based compensation expense for the three months ended June 30, 2017 and 2016, respectively. Included within discontinued operations is $0 and $(75,000) of stock based compensation expense for the nine months ended June 30, 2017 and 2016, respectively.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended June 30, 2017 and 2016 was approximately $0.1 million. Our matching contribution in cash for the nine months ended June 30, 2017 and 2016 was approximately $0.4 million and $0.3 million, respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the three months ended June 30,		For the nine months ended June 30,
(in thousands, except per share)	2017	2016	2017	2016

Numerator:
Income from continuing operations	$2,436	$1,178	$6,057	$882
(Loss) income from discontinued operations	(11)	123	(27)	5,388
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	2,425	1,301	6,030	6,270
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	26,833	26,103	26,577	25,913
Dilutive options outstanding, unvested stock units and ESPP	983	166	971	273
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,816	26,269	27,548	26,186

Net income (loss) per basic share:
Continuing operations	$0.09	$0.05	$0.23	$0.04
Discontinued operations	(0.00)	0.00	(0.00)	0.20
Net income per basic share	$0.09	$0.05	$0.23	$0.24

Net income (loss) per diluted share:
Continuing operations	$0.09	$0.05	$0.22	$0.04
Discontinued operations	(0.00)	0.00	(0.00)	0.20
Net income per diluted share	$0.09	$0.05	$0.22	$0.24
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	370	522	400	528

Average market price of common stock	$10.00	$5.64	$8.66	$6.00

For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the three and nine months ended June 30, 2017, we excluded 0.4 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2016, we excluded 0.5 million of weighted average outstanding stock options and RSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.
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

Future Issuances
As of June 30, 2017, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	448,481
Unvested restricted stock units	800,665
Unvested performance stock units	362,041
Purchases under the employee stock purchase plan	973,322
Issuance of stock-based awards under the Equity Plans	2,725,158
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,398,408

NOTE 14.	Geographical Information

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

Revenue by Geographic Region	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2017	2016	2017	2016
United States	$23,391	$17,469	$74,075	$46,651
Asia	5,699	3,100	14,190	14,077
Europe	1,653	1,680	4,978	5,214
Other	209	127	476	456
Total revenue	$30,952	$22,376	$93,719	$66,398

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two of our significant customers represented 56% of our consolidated revenue for the three months ended June 30, 2017 and revenue from three of our significant customers represented 71% of our consolidated revenue for the nine months ended June 30, 2017. Revenue from two of our significant customers represented 54% of our consolidated revenue for the three months ended June 30, 2016 and revenue from three of our significant customers represented 60% of our consolidated revenue for the nine months ended June 30, 2016.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of June 30, 2017 and September 30, 2016, approximately 46% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Business Overview

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE was the pioneer in linear fiber optic transmission technology, and today is a leading provider of optical components, as well as a provider of complete end-to-end solutions for high-speed communications network infrastructures, enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE’s advanced optical technologies are designed for cable television (CATV) and fiber-to-the-premise (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its world-class InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

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

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation (“SolAero”) (formerly known as Photon Acquisition Corporation) under which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business” and, the sale of the Photovoltaics Business, the “Photovoltaics Asset Sale”) for $149.9 million in cash, after giving effect to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.0	66.9	65.9	67.1
Gross profit	35.0	33.1	34.1	32.9
Operating expense:
Selling, general, and administrative	18.8	27.4	18.2	23.8
Research and development	10.8	10.7	9.3	11.3
Impairments	—	—	0.5	—
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(11.6)	—	(3.9)
Gain on sale of assets	(1.0)	(0.2)	(0.3)	—
Total operating expense	28.6	26.3	27.7	31.2
Operating income	6.4	6.8	6.4	1.7
Other income (expense):
Interest income, net	0.2	0.2	0.1	0.1
Foreign exchange gain (loss)	0.2	(0.9)	(0.3)	(0.5)
Other income	1.0	—	0.3	—
Total other income (expense)	1.4	(0.7)	0.1	(0.4)
Income from continuing operations before income tax expense	7.8	6.1	6.5	1.3
Income tax expense	—	(0.8)	(0.1)	—
Income from continuing operations	7.8	5.3	6.4	1.3
Income from discontinued operations, net of tax	—	0.5	—	8.1
Net income	7.8%	5.8%	6.4%	9.4%

Comparison of Financial Results for the Three Months Ended June 30, 2017 and 2016

(in thousands, except percentages)	For the three months ended June 30,
	2017	2016	$ Change	% Change
Revenue	$30,952	$22,376	$8,576	38.3%
Cost of revenue	20,110	14,964	5,146	34.4%
Gross profit	10,842	7,412	3,430	46.3%
Operating expense (income):
Selling, general, and administrative	5,815	6,125	(310)	(5.1)%
Research and development	3,340	2,405	935	38.9%
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2,599)	2,599	100.0%
Gain on sale of assets	(322)	(41)	(281)	(685.4)%
Total operating expense	8,833	5,890	2,943	50.0%
Operating income	2,009	1,522	487	32.0%
Other income (expense):
Interest income, net	77	32	45	140.6%
Foreign exchange gain (loss)	53	(201)	254	126.4%
Other income	316	—	316	N/A
Total other income (expense)	446	(169)	615	363.9%
Income from continuing operations before income tax expense	2,455	1,353	1,102	81.4%
Income tax expense	(19)	(175)	156	89.1%
Income from continuing operations	2,436	1,178	1,258	106.8%
(Loss) income from discontinued operations, net of tax	(11)	123	(134)	(108.9)%
Net income	$2,425	$1,301	$1,124	86.4%

Revenue

For the three months ended June 30, 2017, revenue increased 38.3% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 35.0% and 33.1% for the three months ended June 30, 2017 and 2016, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended June 30, 2017 and 2016.

For the three months ended June 30, 2017, gross margins increased when compared to the same period in the prior year. The increase in gross margins for the three months ended June 30, 2017 was primarily due to product mix and higher volume.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.8 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively. The increase in stock based compensation within SG&A during the three months ended June 30, 2017 when compared to the same period in the prior year is primarily due to the value of Performance Stock Units granted during fiscal year 2017.

SG&A expense for the three months ended June 30, 2017 was lower than the amount reported in the same period during the prior year primarily due to lower legal and professional expenses.

As a percentage of revenue, SG&A expenses were 18.8% and 27.4% for the three months ended June 30, 2017 and 2016, respectively. The decrease in SG&A expense as a percentage of revenue in the three months ended June 30, 2017 compared to the same period in 2016 is due to the increase in revenues in the three months ended June 30, 2017.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million during each of the three months ended June 30, 2017 and 2016.

R&D expense for the three months ended June 30, 2017 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs and increased project spending.

As a percentage of revenue, R&D expenses were 10.8% and 10.7% for the three months ended June 30, 2017 and 2016, respectively. The increase in R&D expense as a percentage of revenue in the three months ended June 30, 2017 compared to the same period in 2016 is due to the increase in expenses in the three months ended June 30, 2017.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income was 6.4% and 6.8% for the three months ended June 30, 2017 and 2016, respectively.

Other Income (Expense)

Interest Income, net
Interest income for the three months ended June 30, 2017 was higher than the amount reported in the same period in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain on our consolidated statements of operations and comprehensive income. The gains recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax (Expense) Benefit

For the three months ended June 30, 2017, the Company recorded income tax expense from continuing operations of approximately $19,000 and $0 within income from discontinued operations.

For the three months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $0.2 million and an income tax benefit of approximately $0.2 million within income from discontinued operations.

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

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended June 30,
	2017	2016	$ Change	% Change
Revenue	$—	$—	$—	N/A
Cost of revenue	—	—	—	N/A
Gross (loss) profit	—	—	—	N/A
Operating (income) expense	11	28	17	60.7%
Loss from discontinued operations before income tax benefit	(11)	(28)	17	60.7%
Income tax benefit	—	151	(151)	(100.0)%
(Loss) income from discontinued operations, net of tax	$(11)	$123	$(134)	(108.9)%

During the three months ended June 30, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $40,000 and $0.1 million, respectively.

Comparison of Financial Results for the Nine Months Ended June 30, 2017 and 2016

(in thousands, except percentages)	For the nine months ended June 30,
	2017	2016	$ Change	% Change
Revenue	$93,719	$66,398	$27,321	41.1%
Cost of revenue	61,796	44,563	17,233	38.7%
Gross profit	31,923	21,835	10,088	46.2%
Operating expense (income):
Selling, general, and administrative	17,065	15,771	1,294	8.2%
Research and development	8,680	7,529	1,151	15.3%
Impairments	468	—	468	N/A
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2,599)	2,599	100.0%
Gain on sale of assets	(322)	(41)	(281)	(685.4)%
Total operating expense	25,891	20,660	5,231	25.3%
Operating income	6,032	1,175	4,857	413.4%
Other income (expense):
Interest income, net	146	40	106	265.0%
Foreign exchange loss	(306)	(311)	5	1.6%
Other income	316	—	316	N/A
Total other income (expense)	156	(271)	427	157.6%
Income from continuing operations before income tax expense	6,188	904	5,284	584.5%
Income tax expense	(131)	(22)	(109)	(495.5)%
Income from continuing operations	6,057	882	5,175	586.7%
(Loss) income from discontinued operations, net of tax	(27)	5,388	(5,415)	(100.5)%
Net income	$6,030	$6,270	$(240)	(3.8)%

Revenue

For the nine months ended June 30, 2017, revenue increased 41.1% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 34.1% and 32.9% for the nine months ended June 30, 2017 and 2016, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.4 million and $0.3 million during the nine months ended June 30, 2017 and 2016, respectively.

For the nine months ended June 30, 2017, gross margins increased when compared to the same period in the prior year. The increase in gross margins for the nine months ended June 30, 2017 was primarily due to product mix and higher volume.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.0 million and $1.2 million during the nine months ended June 30, 2017 and 2016, respectively. The increase in stock based compensation within SG&A during the nine months ended June 30, 2017 when compared to the same period in the prior year is primarily due to the value of Performance Stock Units granted during the nine months ended June 30, 2017.

SG&A expense for the nine months ended June 30, 2017 was higher than the amount reported in the same period during the prior year primarily due to higher compensation costs, severance, including $0.5 million related to a workforce reduction we initiated in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China during the nine months ended June 30, 2017, and stock-based compensation partially offset by lower legal and professional expenses.

As a percentage of revenue, SG&A expenses were 18.2% and 23.8% for the nine months ended June 30, 2017 and 2016, respectively. The decrease in SG&A expense as a percentage of revenue in the nine months ended June 30, 2017 compared to the same period in 2016 is due to the increase in revenues in the nine months ended June 30, 2017.

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

Stock-based compensation expense within R&D totaled approximately $0.4 million and $0.3 million during the nine months ended June 30, 2017 and 2016, respectively.

R&D expense for the nine months ended June 30, 2017 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs and increased project spending.

As a percentage of revenue, R&D expenses were 9.3% and 11.3% for the nine months ended June 30, 2017 and 2016, respectively. The decrease in R&D expense as a percentage of revenue in the nine months ended June 30, 2017 compared to the same period in 2016 is due to the increase in revenues in the nine months ended June 30, 2017.

Impairments

In March 2017, in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the nine months ended June 30, 2017. Also see Note 8 - Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements for additional information.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income was 6.4% and 1.7% for the nine months ended June 30, 2017 and 2016, respectively. The increase in operating income as a percentage of revenue in the nine months ended June 30, 2017 compared to the same period in 2016 is due to the increase in operating income in the nine months ended June 30, 2017.

Other Income (Expense)

Interest Income, net
Interest income for the nine months ended June 30, 2017 was higher than the amount reported in the same period in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange loss on our consolidated statements of operations and comprehensive income. The losses recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the nine months ended June 30, 2017, the Company recorded income tax expense from continuing operations of approximately $0.1 million, and $0 within income from discontinued operations.

For the nine months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $22,000 and $33,000 of income tax expense within income from discontinued operations.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the nine months ended June 30,
	2017	2016	$ Change	% Change
Revenue	$—	$—	$—	N/A
Cost of revenue	12	(494)	506	102.4%
Gross (loss) profit	(12)	494	(506)	(102.4)%
Operating expense (income)	15	(1,123)	(1,138)	(101.3)%
Recognition of previously deferred gain on sale of assets	—	3,804	(3,804)	(100.0)%
(Loss) income from discontinued operations before income tax expense	(27)	5,421	(5,448)	(100.5)%
Income tax expense	—	(33)	33	100.0%
(Loss) income from discontinued operations, net of tax	$(27)	$5,388	$(5,415)	(100.5)%

During the nine months ended June 30, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $0.8 million and $4.6 million, respectively.

Included in cost of revenue for the nine months ended June 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the nine months ended June 30, 2016, we recognized a gain associated with the release of the $3.4 million deferred gain and reversal of other liabilities of $0.4 million that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

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

As of June 30, 2017, cash and cash equivalents totaled $66.1 million and net working capital totaled approximately $99.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the nine months ended June 30, 2017, we earned net income of $6.0 million. With respect to measures related to liquidity:

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

•
Mirasol Settlements: In January 2017, we entered into an agreement to settle all outstanding claims of the Mirasol class action lawsuit for $0.3 million and the wrongful termination lawsuit for $50,000 and recorded a charge during the nine months ended June 30, 2017 of $0.2 million. See Note 12- Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (Credit Facility) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 10 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures. As of July 31, 2017, there was no outstanding balance under this Credit Facility.

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

Cash Flow

The Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, respectively, reflect cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the nine months ended June 30,
	2017	2016	$ Change	% Change
Net cash provided by (used in) operating activities	$7,808	$(4,242)	$12,050	284.1%

Fiscal 2017:
For the nine months ended June 30, 2017, our operating activities provided cash of $7.8 million primarily due to our net income of $6.0 million, depreciation, amortization and accretion expense of $2.6 million, stock-based compensation expense of $2.7 million, other changes of $0.3 million, impairment charge of $0.5 million and warranty provision of $0.5 million partially offset by a change in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.5 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $3.9 million, inventory of $1.8 million and other assets of $2.6 million partially offset an increase in accounts payable of approximately $3.0 million and accrued expenses and other liabilities of $0.8 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2017	2016	$ Change	% Change
Net cash used in investing activities	$(6,923)	$(2,577)	$(4,346)	(168.6)%

Fiscal 2017:
For the nine months ended June 30, 2017, our investing activities used $6.9 million of cash primarily for capital expenditures of $7.3 million partially offset by the receipt of proceeds from the disposal of equipment of $0.3 million.

Fiscal 2016:
For the nine months ended June 30, 2016, our investing activities used $2.6 million of cash primarily from capital related expenditures of $4.5 million partially offset by the receipt of escrow funds from sale of assets of $1.9 million.

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2017	2016	$ Change	% Change
Net cash provided by financing activities	$797	$614	$183	29.8%

Fiscal 2017:
For the nine months ended June 30, 2017, our financing activities provided cash of $0.8 million from proceeds from stock transactions.

Fiscal 2016:
For the nine months ended June 30, 2016, our financing activities provided cash of $0.6 million from proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2017 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2017	2018 to 2019	2020 to 2021	2022 and later
Purchase obligations	$17,432	$17,059	$373	$—	$—
Asset retirement obligations	1,824	45	—	1,720	59
Operating lease obligations	1,076	189	595	292	—
Total contractual obligations and commitments	$20,332	$17,293	$968	$2,012	$59

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of June 30, 2017, we had unrecognized tax benefits of $0.3 million.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits

3.1
By-Laws of EMCORE Corporation, as amended through March 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017)

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

EMCORE CORPORATION

Date:	August 3, 2017	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)