Form 10-K
period 2017-09-30
EMCORE CORP
filed 2017-12-06
CIK 808326

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of our common stock held by non-affiliates as of March 31, 2017 (the last business day of our most recently completed second fiscal quarter) was approximately $239.0 million, based on the closing sale price of $9.00 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 5% or more of our outstanding common stock have been excluded.

As of November 30, 2017, the number of shares outstanding of our no par value common stock totaled 27,128,382.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of September 30, 2017 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2017.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in this Annual Report as well as those discussed elsewhere in this Annual Report., as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual Report on Form 10-K. Certain information included in this Annual Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2017

PART I.

Item 1. Business

Company Overview

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often far greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

EMCORE has fully vertically-integrated manufacturing capability through our Indium Phosphide (“InP”) compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA. The facility supports EMCORE’s vertically-integrated manufacturing for our laser, transmitter and receiver products for Cable TV and other broadband applications, fiber optic gyro sensors for Navigation Systems, and chip devices for Telecom and Datacom applications.

We currently have one reporting segment: Fiber Optics. This segment is comprised of three product lines: Broadband, Chip Devices and Navigation Systems. Please see our consolidated financial statements and footnotes included in this Annual Report for financial information regarding this segment. Until the quarter ended December 31, 2014, we operated as two segments: Fiber Optics and Photovoltaics. EMCORE's former Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, covered interconnect cells and complete satellite solar panels. In addition, as further described below, EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA (Integrable Tunable Laser Assembly) micro-ITLA, T-TOSA (Tunable Transmitter Optical Subassembly) and T-XFP (Tunable 10 Gigabit Form Factor Pluggable) product lines within the Company’s telecommunications business, in January 2015. See Note 2 - Summary of Significant Accounting Policies in the notes to our consolidated financial statements for disclosures related to the reclassification of prior period amounts related to discontinued operations as a result of the sale of these businesses to conform to the current period financial statement presentation.

EMCORE’s headquarters and principal executive offices are located at 2015 W. Chestnut Avenue, Alhambra, California, 91803 and our main telephone number is (626) 293-3400. For specific information about us, our products or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission (the “SEC”).

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

Overview of Our Industry and Markets We Serve

InP compound semiconductor-based products provide the foundation of components, subsystems, and systems used in a broad range of technology markets. Compound semiconductor materials can provide electrical or electro-optical functions, such as emitting optical communications signals and detecting optical communications signals.

Specifically, within our Fiber Optics reporting segment, our Broadband products serve the Cable TV (“CATV”), Satellite Communications and Wireless markets; our Chip products serve the Telecommunications, Fiber-To-The-Premises (“FTTP”), Long-Term Evolution (“LTE”) and Data Center markets; and our Navigation Systems products primarily serve the Aerospace and Defense markets.

Broadband Product Line

Our broadband fiber optic products enable information that is modulated on light signals to be transmitted, routed (switched) and received in communication systems and networks. Our products in this area include:

▪
CATV Products - EMCORE is an established market leader in providing Radio Frequency (“RF”) over fiber products for the CATV industry. Our products enable cable systems providers to increase data transmission distance, speed and bandwidth in Hybrid Fiber Coaxial (HFC) networks, with lower noise and power consumption. This empowers cable service operators to meet the growing demand for high-speed Internet, HDTV, Ultra HDTV, video streaming and other advanced services. Our CATV products include forward and return-path analog lasers, receivers, photodetectors and subassembly components; analog and digital fiber-optic transmitters, Quadrature Amplitude Modulation (QAM) transmitters, optical switches and CATV fiber amplifiers. EMCORE’s latest series of CATV transmitters feature the Company’s breakthrough Linear Externally Modulated Laser (L-EML) technology that enables long distance optical link performance approaching traditional lithium niobate-based externally-modulated transmitters, but is more cost-effective and far exceeds the performance of DFB laser-based systems. EMCORE’s CATV transmitter products are offered on an OEM and ODM basis for integration into complete CATV transmission systems, and the Company also offers its own branded line of EMCORE Medallion series rack-mount CATV transmitters, optical switches and fiber amplifiers. EMCORE’s Medallion series products include DOCSIS 3.1, 1550 nm externally-modulated transmitters, 1550 nm directly-modulated transmitters, optical A/B switches, and 1RU and 2RU rack-mount CATV fiber amplifiers. EMCORE’s Medallion series transmitters, optical switches and fiber amplifiers, in conjunction with EMCORE’s components and Radio Frequency over Glass (“RFoG”) products, comprise a complete end-to-end CATV system.

▪
Laser, Receiver and Photodetector Component Products - We are a leading provider of optical components including lasers, receivers and photodetectors (also called photodiodes). Our products include CWDM (Coarse Wavelength Division Multiplexing) and DWDM (Dense Wavelength Division Multiplexing), 1310 nm and 1550 nm Distributed Feedback (“DFB”) lasers and optical receivers optimized for CATV, DOCSIS (Data Over Cable Service Interface Specification) 3.1 and wireless applications. Form-factors for laser products include 14-pin butterfly and coaxial TO-Can. In addition, we offer broadband photodiodes used in forward-and return-path broadband and FTTP applications. EMCORE’s component products to the global fiber optics industry leverage the benefits of our vertically-integrated infrastructure, low-cost manufacturing and early access to newly developed internally-produced components.

•
Radio Frequency over Glass (RFoG) FTTP Products - EMCORE supports deployments of RFoG access networks for homes and businesses worldwide with customer qualified FTTP products for video, voice and data services. Our products include an RFoG Optical Networking Unit (ONU) transceiver that features breakthrough OBI (Optical Beat Interference) mitigation technology to significantly improve RFoG network performance in high-density customer environments. Additional products for RFoG networks include analog fiber optic transmitters for video overlay, high-power Erbium-Doped Fiber Amplifiers (“EDFA”), analog and digital lasers, photodetectors and subassembly components. Our RFoG-FTTP products provide our customers with higher performance designs and support exceptional network performance capabilities for service providers.

•
Satellite/Microwave Communications Products - EMCORE has an established history as a pioneer of innovative RF over fiber solutions for high-performance fiber optic links in the terrestrial portion of satellite communications networks. EMCORE’s satellite/microwave band components and complete systems transport an ultra-broadband frequency range including IF, L, S, C, X, DBS, Ku, K, Ka, and Ultra-Wideband signal transport. A wide range of high-dynamic-range applications are supported including satellite antenna remoting and signal distribution, inter- and intra-facility links, site diversity systems, high-performance supertrunking links, electronic warfare systems and radar testing. EMCORE’s complete line of satellite and microwave components, subassemblies and systems eliminate the distance limitations of copper-based coaxial systems. Our rack-mount Optiva Platform RF & Microwave Fiber Optic Transport System features a wide range of SNMP (Simple Network Management Protocol) managed fiber optic transmitters, receivers, optical amplifiers, RF and optical switches, passive devices and Ethernet products that provide high-performance fiber optic transmission between satellite hub equipment and antenna dishes. EMCORE also offers a series of ruggedized microwave flange-mount transmitters, receivers and optical delay line products that meet the reliability and durability requirements of the U.S. government and defense markets. These products are tailored to the requirements of higher frequency applications such as microwave antenna signal distribution, electronic warfare systems and radar system calibration and testing. They provide our customers with high frequency, dynamic range, compact form-factors, and extreme temperature, shock and vibration tolerance. To the extent sales of our satellite/microwave communications products are related to U.S. government contracts or subcontracts, this portion of the business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government or an agency thereof.

•
Wireless Communications Products - The increasing dependence on wireless access for social media, text, email, uploading and downloading of apps, music, videos and photos has created greater demand for deployment of cost-effective, high-performance, integrated wireless Distributed Antenna System (“DAS”) networks. Wireless systems providers are building systems in subway tunnels, stadiums, hotels, high-speed trains and cruise ships. EMCORE’s has developed highly linear fiber optic products that are optimized for wireless applications which we believe integrate extremely well into these systems. They enhance bandwidth and linearity to enable the delivery of consistent, reliable signals in areas where interference is high, or signals are weak. EMCORE’s products for wireless applications include DFB lasers and optical receivers specifically designed for wireless networks, 3 GHz and 6.5 GHz fiber optic links for cellular backhaul, 4G LTE and DAS.

Chip Devices Product Line

Telecommunications companies throughout the world have been extending their Passive Optical Network (“PON”) infrastructure to business, enterprise and residential customers for several years. Since the sale of the Company’s telecom module products in 2015, EMCORE has supported this market through commercialization of products developed in our InP wafer fab to become a merchant supplier of high-performance chip devices to the Telecom industry. EMCORE’s semiconductor wafer fabrication facility features MOCVD (Metal-Organic Chemical Vapor Deposition) reactors for 2" or 3" wafer processing for InP-based devices including high-power gain chips, laser chips, Avalanche Photodiode (“APD”) and P-type Intrinsic N-type (“PIN”) photodetector chips. Our technical team has expertise in device design, epitaxial growth, wafer processing, device characterization, and Chip-On-Block (“COB”), TO-Can and Optical Sub-Assembly (“OSA”) from development through manufacturing.

▪
High-Power Gain Chips Products - EMCORE, through our previous experience in the Telecom tunable module market, has design and engineering expertise in development and manufacturing of high-power gain chips for tunable lasers and transceivers utilized in coherent DWDM optical transmission systems.

•
GPON Fiber-To-The-Premises (FTTP) and Data Center Chip Products - EMCORE’s chip devices portfolio is continually developing to support the latest advances in PON including GPON, 10G-EPON, XG-PON, XGS-PON, along with 4G LTE and data center applications. The Company’s laser chip devices offering includes 2.5G and 10G PON DFB and 10G Fabry-Perot laser chips. Wavelengths supported include 1270, 1290, 1310, 1330, 1490, 1550 and 1610 nm. In addition, EMCORE offers 2.5G and 10G APD top and bottom illuminated chips and COB, along with 10G PIN photodiode chips, with additional products in development.

Navigation Systems Product Line

EMCORE, through our vertically-integrated infrastructure, has been able to adapt the same technologies, chip designs and production assets applicable to our CATV products to the development of state-of-the-art Fiber Optic Gyroscopes (“FOG”) that have broad application within the aerospace and defense markets for land, sea, air and space navigation. This gives EMCORE the ability to leverage our high-volume infrastructure for lower volume, higher value-added product. EMCORE has expanded its FOG-based product line to include Inertial Measurement Units (“IMU or IMUs”) and Inertial Navigation Systems (“INS”) that provide superior Size, Weight and Power (“SWaP”) compared to competing or legacy systems. To the extent sales of our navigation system products are related to U.S. government contracts or subcontracts, this portion of the business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government or an agency thereof.

•
Fiber Optic Gyroscope Products - EMCORE’s FOG program has received multiple U.S. patents and has been qualified for several key military programs for applications including Unmanned Aerial Systems (“UAS”), line-of-site stabilization, aviation and aeronautics. All EMCORE FOGs feature advanced optics with only three components for simplified assembly along with Digital Signal Processing (“DSP”) for much higher accuracy, lower noise and greater efficiency. The integrated DSP also improves optical drift stability, enables higher linearity and greater environmental flexibility. EMCORE’s FOG products range from tactical to navigational grade gyros where the critical specifications for fiber length, ARW (Angle Random Walk) and drift rate improves through the product line to provide customers greater flexibility in choosing the performance level that best meets their application.

•
Inertial Measurement Units and Navigation Systems Products - EMCORE’s Inertial Measurement Units and Inertial Navigation Systems, based on our advanced FOG technology, provide superior SWaP compared to competing systems. Our products provide customers the flexibility to choose options from straightforward IMU operation to full navigation and are higher performance form, fit and function replacements for other IMUs and legacy systems. EMCORE’s IMUs and INS products deliver high-precision with up to five-times better performance than competing units in compact, portable form-factors that provide standalone aircraft grade navigator performance at one-third the size of competing systems. Recently EMCORE launched its new EMCORE-OrionTM series of high-precision Micro Inertial Navigation (MINAV) systems designed primarily for applications where navigation aids such as GPS are unavailable or denied. The advanced technology incorporated enables these systems to provide performance close to that of traditional RLG (Ring Laser) INS with one-third the SWaP. We believe the EMCORE MINAV’s low SWaP makes it an ideal inertial navigation system for unmanned aerial vehicle and dismounted soldier applications, and the units can operate as navigators or very precise IMUs with lower noise and greater stability than competing systems.

Customers

Our major customers include: ARRIS International plc, BUPT-GuoAn Broadband, Cisco Systems Inc. and Commscope and their respective affiliates, who each at times have represented greater than 10% of our consolidated revenue in the fiscal years ended September 30, 2017, 2016 and 2015. In the fiscal year ended September 30, 2017, Arris International plc, Cisco Systems Inc. and Commscope and their respective affiliates each represented greater than 10% of our consolidated revenue.See Note 15 - Geographical Information in the notes to our consolidated financial statements for additional information about our significant customers.

Geographical Information

See Note 15 - Geographical Information in the notes to our consolidated financial statements for disclosures related to geographic revenue and long-lived assets.

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

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Acquisition Corporation ("SolAero"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which SolAero acquired substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business", and the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics"), pursuant to which the Company sold certain assets and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business", and the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note provided that it would bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and would mature two years from the closing of the transaction. In addition, the Promissory Note was subject to prepayments under certain circumstances, and was secured by certain of the assets sold to NeoPhotonics in the transaction.
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

We used a portion of the proceeds from the Photovoltaics Asset Sale and the Digital Products Assets Sale (collectively, the "Asset Sales") to pay for transaction costs associated with the Asset Sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness, and for general working capital purposes. In June 2015, we also used a portion of the proceeds from the Asset Sales to repurchase 6.9 million shares of our common stock for an aggregate cost of $45.0 million (excluding fees and expenses) pursuant to a modified "Dutch auction" tender offer we commenced in May 2015. In addition, in July 2016, we used a portion of the proceeds from the Asset Sales to pay a special cash dividend to our shareholders of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 14 - Equity for additional information.

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

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Alhambra, California; Ivyland, Pennsylvania; and Beijing, China are registered to ISO 9001 standards.

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

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives, and manage new product introductions. Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers' needs. These product development activities allow our marketing group to manage new product introductions and market trends. See Note 15 - Geographical Information in the notes to the consolidated financial statements for disclosures related to geographic revenue and significant customers.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $12.5 million, $9.9 million and $9.1 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. As a percentage of revenue, research and development expenses were 10.2%, 10.8% and 11.2% for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they relate to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2017, we held approximately 60 U.S. patents and approximately 30 foreign patents and had over 10 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2018 and 2035. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

We also have entered into license agreements with other organizations, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. or other foreign jurisdictions. We do not believe our financial obligations under any of these agreements adversely affects our business, financial condition, or results of operations.

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

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change, frequent introduction of new products, short product life cycles, and with respect to certain of our product lines, significant price erosion. We face actual and potential competition from numerous domestic and international companies. Many of these companies have significant engineering, manufacturing, marketing, and financial resources.

Partial lists of our competitors in the markets in which we participate include:

Broadband
CATV Systems - Our primary competitors include BK Tel, Hangzhou-Prevail, Oplink and Furukawa
Lasers & Components - Our primary competitors include Applied Optoelectronics, Finisar, Sumitomo Electric and Fujitsu
Satellite & Microwave Communications - Our primary competitors include Foxcom, MITEQ, Inc., Glenair, Microwave Photonic Systems and Vialite

Chip Level Devices - Our primary competitors include MACOM, Broadcom, Mitsubishi, GCS and Renesas

Navigation Systems - Our primary competitors include Northrup Grumman, Honeywell, iXblue and KVH Industries

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

Order Backlog

EMCORE's product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. Products typically ship within the same quarter in which a purchase order is received; therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods.

Seasonality

In certain of our previous fiscal years, we have experienced an increase in revenues in our third and fourth fiscal quarters due to increased sales of our CATV products resulting from an increased build of cable networks during seasons with warmer weather.

Employees

As of September 30, 2017, we had approximately 364 employees, including approximately 133 international employees that are located primarily in China. This represents a decrease of approximately 225 employees when compared to September 30, 2016, primarily as a result of a decrease in international employees. None of our employees are covered by a collective bargaining agreement. We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry and fiber optics industries. Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to our Company.

ITEM 1A.    Risk Factors

We are a small company and dependent on a few products for our success.

We are a small company with a narrow, focused portfolio of products. Our small size could cause our cash flow and growth prospects to be more volatile and makes us more vulnerable to focused competition. As a small company, we will be subject to greater revenue fluctuations if our older product lines’ sales were to decline faster than we anticipate. In addition, we may not be able to appropriately restructure or maintain our supporting functions to fit the needs of a small company, which could adversely affect our business, financial condition, results of operations, and cash flows.

We are substantially dependent on revenues from our cable television (“CATV”) business and from a small number of customers. A substantial decrease in sales in our CATV business or the loss of or decrease in sales from any one of these customers could adversely affect our business, financial condition, results of operations, and cash flows.

We are substantially dependent on revenues from sales of our CATV products. Sales of our CATV products may decline or fluctuate significantly in the future, and we may not be able to offset any decline in sales of our CATV products with sales of other products. Any decrease in sales of our CATV products without a corresponding increase in sales of our other products would harm our business, operating results, financial condition and cash flows.

Also, a small number of customers account for a significant portion of our revenue, and our dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal year ended September 30, 2017, sales to three customers accounted for an aggregate of 71% of our total consolidated revenues, for the fiscal year ended September 30, 2016, sales to three customers accounted for an aggregate of 61% of our total consolidated revenues and for the fiscal year ended September 30, 2015, sales to four customers accounted for an aggregate of 61% of our total consolidated revenues. Sales from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition and cash flows.

In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results, financial condition and cash flows, and if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. If we are required to reduce our pricing, our revenue and gross margins would be adversely impacted. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

Although we are attempting to expand our customer base, the markets in which we sell our products are dominated by a relatively small number of companies, thereby limiting the number of potential customers. Accordingly, our success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of our sales will continue to depend on sales of our products to a limited number of customers for the foreseeable future.

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

We have incurred losses from continuing operations and our future profitability is not certain.

For the fiscal years ended September 30, 2017, and 2016, income from continuing operations was $8.2 million and $2.6 million, respectively, and we had a loss from continuing operations of $2.3 million for the fiscal year ended September 30, 2015. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will continue to be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

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

We may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which we compete, or changes in demand for our products from our customers, could result in a significant reduction in our revenue and may also increase the volatility of the price of our common stock.

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

In addition, the limited lead times with which several of our customers order our products restrict our ability to forecast revenue. We may also experience a delay in generating or recognizing revenue for a number of reasons. For example, orders at the beginning of each quarter typically represent a small percentage of expected revenue for that quarter. We depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our results of operations and cash flows.

As a result of the foregoing factors, we believe that period-to-period comparisons of our results of operations should not be solely relied upon as indicators of future performance.

We have substantial operations in China, which exposes us to risks inherent in doing business in China.

In an effort to keep manufacturing costs down, we operate a manufacturing facility in China. Our China-based activities are subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in, or our failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws and other matters, which laws and regulations remain highly underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive compared to more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions with more developed legal systems. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

While under certain circumstances we previously were not subject to certain Chinese taxes and were exempt from customs duty assessment on imported components or materials when our finished products were exported from China, we are no longer eligible for such exemptions due to our current Beijing facility being located in a non-economic zone. In addition, we are required to pay income taxes in China, subject to certain tax relief. We may become subject to other forms of taxation and duty assessments in China or may be required to pay for export license fees in the future. In the event that we become subject to any increased taxes or new forms of taxation imposed by authorities in China, our results of operations and cash flows could be adversely affected.

Employee turnover of direct labor in the manufacturing sector in China is high and retention of such personnel is a challenge to companies located in or with operations in China. Although direct labor costs do not represent a high proportion of our overall manufacturing costs, direct labor is required for the manufacture of our products. If our direct labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our direct labor turnover rates, then our business and results of operations could be adversely affected.

We may have difficulty establishing and maintaining adequate management and financial controls over our China operations.

Businesses in China have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Moreover, familiarity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) principles and reporting procedures is less common in China. As a consequence and due to our significant operations in China, we may have difficulty finding accounting personnel experienced with U.S. GAAP, and we may have difficulty training and integrating our China-based accounting staff with our U.S.-based finance organization. As a result of these factors, we may experience difficulty in establishing management and financial controls over our China operations. These difficulties include collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed.

We have a large amount of intercompany balances with our China entities, which may be subject to taxes and penalties when we try to pay them down or collect them.

Payments for goods and services into and out of China are subject to numerous and over-lapping government regulation with respect to foreign exchange controls, banking controls, import and export controls, and taxes. We have been operating in China for an extended period of time and have accumulated significant intercompany balances with our related entities. Our ability to repay or collect these balances may be restricted by Chinese laws and, as a result, we may be unable to successfully pay down or collect on these balances. As a consequence, we may be assessed additional taxes in China if we are unable to claim bad debt deductions or incur debt forgiveness income from the cancellation of these intercompany balances. Additionally, if we are found not to have complied with the various local laws surrounding cross border payments, we may incur penalties and fines for non-compliance. Any such taxes, penalties and/or fines could be significant in amount and, as a result, could have an adverse effect on our financial condition and results of operations, including our cash and cash equivalent balances.

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

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. The Strategy and Alternatives Committee of the Board and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership, or other or strategic alternative in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

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

To increase our business, maintain our competitive position or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. Acquisitions, joint ventures and similar transactions involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies, or products with the existing business and products;

•	diversion of management's time and attention from our core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales, and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	reliance upon joint ventures which we do not control;

•	subsequent impairment of goodwill and acquired long-lived assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations and warranty issues.

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

We have implemented a number of operational and material cost reductions and productivity improvement initiatives, which are intended to reduce our cost structure at both the cost of revenue and the operating expense levels. Cost reduction initiatives often involve the re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products. These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term. Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, we cannot be certain that these initiatives will be successful in creating profit margins sufficient to sustain our current operating structure and business.

Customer demand is difficult to forecast and, as a result, we may be unable to optimally match production with customer demand.

We make planning and spending decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer demand. While our customers generally provide us with their demand forecasts, they are typically not contractually committed to buy any quantity of products beyond firm purchase orders. The short-term nature of our customer commitments and the possibility of unexpected changes in demand for their products limit our ability to accurately predict future customer demand. On occasion, customers have required rapid increases in production, which has strained our resources. We may not have sufficient capacity at any given time to meet the volume demands of our customers, or one or more of our suppliers may not have sufficient capacity at any given time to meet our volume demands. Conversely, a downturn in the markets in which our customers compete can cause, and in the past has caused, our customers to significantly reduce the amount of products ordered from us or to cancel existing orders, leading to lower utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our gross margin, results of operations, and cash flow. During an industry downturn, there is also a higher risk that a larger portion of our trade receivables would be uncollectible. In addition, certain of our arrangements with component vendors require us to purchase minimum quantities of components within specific time periods, which could cause us to hold excess inventories of these components during periods concurrent with a decrease in customer demand for our products.

We have limited operating history in the fiber to the home (“FTTH”) market, and our business could be harmed if this market does not develop as we expect and we do not grow our business in this market to the level we expect.

We have only recently begun offering products to the FTTH market, and our radio frequency over glass (“RFoG”) products designed for this market have not yet, and may never, gain widespread acceptance by large multiple system operators (“MSOs”). Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of RFoG as a technology supporting service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our business, financial condition, results of operations and cash flows. For example, RFoG technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets for RFoG or expand our RFoG product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. We may also face limitations due to sole or limited sources for components of our RFoG products. If our expectations for the growth of these markets are not realized, our business,financial condition, results of operations and cash flows may be adversely affected.

Our operating results could be harmed if we are unable to obtain timely deliveries of sufficient components of acceptable quality from sole or limited sources of materials, components, or services, or if the prices of components for which we do not have alternative sources increase.

We currently obtain materials, components, and services used in our products from limited or sole sources. We generally do not carry significant inventories of any raw materials. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery or quality problems or reduced control over product pricing, reliability and performance. Because we often do not account for a significant part of our suppliers' businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business, and we may need large end of life purchases when a sol source supplier is ceasing manufacturing of required components. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could adversely affect our results of operations and cash flows. In addition, our reliance on these suppliers may adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally. Prior to our customers accepting products manufactured at our contract manufacturers, they must qualify the product and manufacturing processes. The qualification process can be lengthy and expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the product manufactured at our contract manufacturer achieves our customers' quality, performance, and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to our customers may be erroneous. Delays in qualification can impair our expected timing of the transfer of a product line to our contract manufacturer and may impair our expected amount of sales of the affected products. Any of these uncertainties could adversely affect our operating results and customer relationships.

In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or immediately for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business, financial condition, results of operations and cash flows.

We participate in vendor managed inventory programs for the benefit of certain of our customers, which could result in increased inventory levels and/or decreased visibility into the timing of sales.

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires suppliers, such as EMCORE, to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. In addition, certain of our customers require us to maintain certain agreed levels of product inventory at our own locations. Our participation in VMI programs and our commitment to other product inventory requirements at our own locations has resulted in our experiencing higher levels of inventory than we might otherwise and has decreased our visibility into the timing of when our finished goods will ultimately result in revenue-generating sales.

Such VMI programs and other inventory requirements increase the likelihood that estimates of our customers’ requirements that prove to be greater than our customers’ actual purchases could result in surplus inventory and we could be required to record charges for obsolete or excess inventories. If we are unable to effectively manage our customers’ VMI programs or other inventory requirements, our business, financial condition, results of operations and cash flows may be adversely affected.

If we do not keep pace with rapid technological change, our products may not be competitive.

We compete in markets that are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards, continuous improvement in products and the use of our existing products in new applications, such as remote physical layer (“remote PHY”). We may not be able to develop the underlying core technologies necessary to create new products and enhancements to our existing products at the same rate as or faster than our competitors, or to license the technology from third parties that is necessary for our products. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented and others we may implement;

•	difficulties in hiring and retaining necessary technical personnel; and

•	difficulties in allocating engineering resources and overcoming resource limitations.

We cannot be certain that we will be able to identify, develop, manufacture, market, or support new or enhanced products successfully, if at all, or on a timely, cost effective, or repeatable basis. Our future performance will depend on our successful development and introduction of, as well as market acceptance of, new and enhanced products that address market changes, as well as current and potential customer requirements and our ability to respond effectively to product announcements by competitors, technological changes, or emerging industry standards. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. If we are unable to develop, manufacture, market, or support new or enhanced products successfully, or incur budget overruns or delays in our research and development efforts, our business, financial condition, results of operations, and cash flows may be adversely affected.

Spending to develop and improve our technology may adversely impact our financial results.

We may need to increase our research and development and/or capital expenditures and expenses above our historical run-rate model in order to attempt to improve our existing technology and develop new technology. Increasing our investments in research and development of technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results. If we are unable to fund these types of expenditures, we may be unable to improve our technology or develop new technologies, which may adversely affect our business, financial condition, results of operations and cash flows. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We manufacture many of our wafers and products in our own production facilities. Difficulties in the production process, such as contamination, raw material quality issues, human error, or equipment failure, could cause a substantial percentage of wafers and devices to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which could adversely affect our results of operations and cash flows. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to our results of operations and cash flows. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines could significantly reduce our manufacturing yields, resulting in low or negative margins on those products. In addition, transitioning to automation in certain manufacturing processes could result in manufacturing delays or significantly reduce our manufacturing yields.

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on, and our production capacity for, those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers.

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

In addition, our products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components, modules and subsystems and may be expected to interpolate with modules and subsystems produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems or loss of customers, all of which would harm our business. The occurrence of any defects in our products could also give rise to liability for damages caused by such defects. Although we carry product liability insurance to mitigate this risk, insurance may not adequately cover costs that may arise from defects in our products or otherwise, nor will it protect us from reputational harm that may result from such defects. Costs incurred in connection with product recalls or warranty or product liability claims may adversely affect our business, financial condition, results of operations, and cash flows.

Our products are complex and may take longer to develop and qualify than anticipated and we face lengthy sales and qualification cycles for our new products and, in many cases, must invest a substantial amount of time and money before we receive orders.

We are constantly developing new products and using new technologies in these products. These products often take substantial time to develop because of their complexity, rigorous testing and qualification requirements and because customer and market requirements can change during the product development or qualification process. Most of our products are tested by current and potential customers to determine whether they meet customer or industry specifications. The length of the qualification process, which can span a year or more, varies substantially by product and customer and, thus, can cause our results of operations and cash flows to be unpredictable. During a given qualification period, we invest significant resources and allocate substantial production capacity to manufacture these new products prior to any commitment to purchase by customers. In addition, it is difficult to obtain new customers during the qualification period as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use our allocated production capacity, our business, financial condition, results of operations, and cash flows may be adversely affected.

Our historical and future budgets for operating expenses, capital expenditures, operating leases, and service contracts are based upon our assumptions as to the future market acceptance of our products. Because of the lengthy lead times required for product development and the changes in technology that typically occur while a product is being developed, it is difficult to accurately estimate customer demand for any given product. If our products do not achieve an adequate level of customer demand, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

If future demand or market conditions are less favorable than our estimates, inventory write-downs may be required. We cannot be certain that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us beyond the inventory charges that we have already taken.

The types of sales contracts we use in the markets we serve subject us to unique risks in each of those markets.

We generally do not have long-term supply contracts with our customers, we typically sell our products pursuant to purchase orders with short lead times, and even where we do have supply contracts, our customers are not obligated to purchase any minimum amount of our products. As a result, our customers could stop purchasing our products at any time, and we must fulfill orders in a timely manner to keep our customers satisfied.

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

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, entails more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and adverse cost impacts, which could increase our estimated cost to perform the work, either of which could adversely affect our results of operations. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant consequences. Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either favorable or unfavorable adjustments to those estimates.

If we fail to remediate deficiencies in our current system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have an adverse effect on the trading price of our equity securities.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses or other lesser deficiencies in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

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

We have substantial long-lived assets recorded on our balance sheet. As of September 30, 2017, we had $16.6 million of property and equipment, net, on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changes in market conditions, underlying business operations, competition or technologies may impact our assumptions as to prices, costs, holding periods, or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, we will continue to evaluate the recoverability of the carrying amount of our property, plant and equipment on an ongoing basis, and significant changes in any one of our assumptions could produce a significantly different result. In such a circumstance, we may incur substantial impairment charges, which would adversely affect our financial results. In any period where our stock price, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could have a material effect on our balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.

Our accounting and financial reporting policies conform to U.S. GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our financial condition and results of operations.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing U.S. GAAP regarding revenue recognition. In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on our consolidated balance sheets. Implementing changes required by new standards, requirements or laws likely will require a significant expenditure of time, attention and resources. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards and financial reporting and corporate governance requirements.

Refer to Note 1 - Description of Business and Note 2 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of these new accounting standards, including the implementation status and potential impact to our consolidated financial statements.

We have significant international sales, which expose us to additional risks and uncertainties.

For the fiscal years ended September 30, 2017, 2016 and 2015, sales to customers located outside the U.S. accounted for approximately 20%, 28% and 32%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Our international sales and operations are subject to a number of material risks, including, but not limited to:

•
political and economic instability or changes in U.S. government policy with respect to these foreign countries may inhibit export of our products and limit potential customers' access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;

•	tariffs and other barriers may make our products less cost competitive;

•	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

•	potentially adverse tax consequences to our customers may damage our cost competitiveness;

•	customs, import/export, and other regulations of the countries in which we do business may adversely affect our business;

•	different technical standards or requirements, such as country or region-specific requirements to eliminate the use of lead

•	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affecting our business; and

•	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

Negative developments in one or more countries or regions in which we operate or sell our products could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, or a higher cost of doing business, any of which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we may be exposed to legal risks under the laws of the countries outside the U.S. in which we do business, as well as the laws of the U.S. governing our business activities in those other countries, such as the U. S. Foreign Corrupt Practices Act ("FCPA").

Our failure to successfully manage the transition of certain of our manufacturing operations from our Langfang facility to our new Beijing location could harm our business, financial condition, results of operations and cash flows.

In February 2016, we leased a new manufacturing facility near Beijing, China. We have relocated the manufacture of our existing product lines and sub-assemblies previously manufactured at our Langfang facility to our Beijing facility and have closed our Langfang facility.  This transition has and may continue to cause us to incur costs associated with some duplication of facilities, equipment and personnel, the amount of which could vary materially from our projections, and require us to install and/or transplant complex manufacturing equipment and processes and to hire and train a new workforce.  In addition, we are subject to the requirements of a different regional government than we were subject to at our Langfang facility, which creates additional uncertainty.  If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the re-qualification of products in a timely manner, we could suffer delays in recognizing efficiencies, manufacturing and supply chain delays, adverse impacts on our product quality and delivery schedules, harm to our reputation with our customers, and loss of customers. If we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business, financial condition, results of operations and cash flows could be harmed.

We could be subject to legal and regulatory consequences if we fail to comply with applicable export control laws and regulations.

Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.

Obtaining necessary export licenses can be difficult and time-consuming. Failure to obtain necessary export licenses could significantly reduce our revenue and adversely affect our business, financial condition, results of operations and cash flows. We could be subject to investigation and potential regulatory consequences, including, but not limited to, a no-action letter, monetary penalties, debarment from government contracting or denial of export privileges and criminal sanctions, any of which would adversely affect our business, financial condition, results of operations and cash flows. Compliance with U.S. government regulations may also subject us to significant fees and expenses, including legal expenses, and require us to expend significant time and resources. Finally, the absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

For a portion of our business, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting the portion of our business related to U.S. government contracts include the following:

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

•
the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively; and

•	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage.

Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition, results of operations and cash flows. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition, results of operations and cash flows.

Our business related to government contracts subjects us to additional risks.

We believe that the growth of our navigation business for the foreseeable future will depend to a certain degree on our ability to win government contracts and subcontracts, in particular from the Department of Defense. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot be certain that current levels of congressional funding for our products and services will continue and that our business related to these products will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects.

In addition, our business could be adversely affected by a negative audit or investigation by the U.S. government. U.S. government agencies, primarily the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, quality, accounting, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific cost reimbursement contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. We could experience serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention. Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. If any of the foregoing were to occur, our business, financial condition, operating results and cash flows may be adversely affected.

Our failure to obtain or maintain the right to use certain intellectual property may adversely affect our business, financial condition, results of operations, and cash flows.

Our industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. Numerous patents in our industry are held by others, including our competitors and certain academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. We cannot be certain that:

•	infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;

•
future assertions will not result in an injunction against the sale of infringing products, which could require us to cease the manufacture, use or sale of the infringing products, processes or technology and expend significant resources to develop non-infringing technology, adversely affecting our business, results of operations, and cash flows;

•	any patent owned or licensed by us will not be invalidated, circumvented, or challenged; or

•
we will not be required to obtain licenses or pay substantial damages for past, present and future use of the infringing technology, the expense of which may adversely affect our results of operations, and cash flows.

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

We also attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and we cannot be certain that our confidentiality and non-disclosure agreements will not be breached, especially after our employees or those of our third-party contract manufacturers end their employment or engagement, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, we could lose our competitive advantage and our business, results of operations, financial condition and cash flows could be materially harmed.

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

In the future, we may need to take legal actions to prevent third parties from infringing upon or misappropriating our intellectual property or from otherwise gaining access to our technology. Protecting and enforcing our intellectual property rights and determining their validity and scope could result in significant litigation costs and require significant time and attention from our technical and management personnel, which could significantly harm our business. The availability of financial resources may limit our ability to commence or defend such litigation. In addition, we may not prevail in such proceedings. An adverse outcome of such proceedings may reduce our competitive advantage or otherwise harm our business, financial condition, results of operations and cash flows.

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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. However, certain of these lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits may have an adverse effect on our business, financial condition, results of operations and cash flows. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and shareholder derivative actions, have been significant, will continue to be costly, and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation in which we are involved, see Note 13 - Commitments and Contingencies in the notes to our consolidated financial statements.

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade and tax regulations, and customers' standards of corporate citizenship could cause an increase in our operating costs.

We are subject to environmental and health and safety laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials in our production activities. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposure occurs, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities. In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury, and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union's (EU) Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the Department of Homeland Security has commenced a program to evaluate the security of certain chemicals which may be of interest to terrorists, including chemicals utilized by us. This evaluation may lead to regulations or restrictions affecting our ability to utilize these chemicals or the costs of doing so.

In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations. In addition, in the last few years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims. These reports may also affect our ability to recruit and retain employees. If we were found to be in violation of environmental and safety regulations laws or noncompliance with industry initiatives or standards of conduct, we could be subject to government fines or liabilities owed to our customers, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, climate change is a significant topic of discussion and potential regulatory activity and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our business, financial condition, results of operations and cash flows to suffer.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have an adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, we cannot be certain that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

We have manufacturing operations in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we export our products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and cash flows. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition, results of operations and cash flows.

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

In recent years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. These conditions materially and adversely affected the market conditions in the industries in which we operate and caused many of our customers to reduce their spending plans, leading them to draw down their existing inventory and reduce orders for our products, which, in turn, had an adverse impact on our revenues. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. If any of these events occur, our business, financial condition, results of operations and cash flows may be adversely affected.

Natural disasters or other catastrophic events could have an adverse effect on our business.

Natural disasters, such as hurricanes, earthquakes, fires, and floods, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from some local and overseas suppliers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

We are subject to risks associated with the availability and coverage of insurance.

For certain risks, we do not maintain insurance coverage because of cost or availability. Because we retain some portion of our insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insured limits may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as intentional and unintentional acts by employees or other insiders with access privileges. Any system failure, accident, or security breach could result in disruptions to our operations. In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Further, our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products.To the extent that any disruption or security breach results in a loss or damage to our technology infrastructure, systems or data, or inappropriate disclosure of confidential information or sensitive or personal information, it could harm our relationships with customers and other third parties and damage our brand and reputation and our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others or cause us to incur penalties or other significant legal liability or change our business practices.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.

Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future. The trading price of our common stock may be influenced by factors beyond our control, such as the volatility of the financial markets, uncertainty surrounding domestic and foreign economies, conditions and trends in the markets we serve, changes in the estimation of the future size and growth rate of our markets, publication of research reports and recommendations by financial analysts relating to our business, the business of our competitors or the industry in which we operate and compete, changes in market valuation or earnings of our competitors, legislation or regulatory policies, practices, or actions, sales of our common stock by our principal shareholders, and the trading volume of our common stock. The historical market prices of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of our common stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. Significant declines in our stock price may also interfere with our ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with our stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or our industry in particular could have the effect of diverting management's attention and could materially harm our business.

We may not pay additional dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment may be an increase in the price of our common stock.

Although we paid a special dividend in 2016, we cannot guarantee that that we will pay additional dividends in the future. In addition, the terms of our loan and security agreement with our financial institution restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on any shares of our common stock may be for you to sell your shares at a profit. There is no guarantee that the market price of our common stock will increase or ever exceed the price that you paid for the shares.

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

On September 17, 2014, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our Tax Benefits by reducing the risk of limitation of our Tax Benefits. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2017 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan). The Company expects to submit the extension of the Rights Plan to shareholders for approval at the Company’s 2018 annual meeting of shareholders. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, we cannot be certain that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change”.

Certain provisions of New Jersey law and our governing documents may make a takeover of our Company difficult even if such takeover could be beneficial to some of our shareholders.

Certain provisions of our organizational documents and New Jersey law could discourage potential acquisition proposals, delay or prevent a change in control of the Company or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws:

•
divide our Board of Directors into three classes, with directors elected to serve staggered three-year terms and not subject to removal except for cause by the vote of the holders of at least 80% of our capital stock;

•
provide that a supermajority vote of our shareholders is required to amend some portions of our amended and restated certificate of incorporation and amended and restated bylaws, including requiring approval by the holders of 80% of our voting stock for certain business combinations unless these transactions meet certain fair price criteria and procedural requirements or are approved by two-thirds of our continuing directors;

•
authorize the issuance of preferred stock that can be created and issued by our board of directors without prior shareholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	limit the persons who can call special shareholder meetings;

•	establish advance notice requirements to nominate persons for election to our board of directors or to propose matters that can be acted on by shareholders at shareholder meetings;

•	do not provide for cumulative voting in the election of directors; and

•	provide for the filling of vacancies on our board of directors by action of 66 2/3% of the directors and not by the shareholders.

These and other provisions in our organizational documents could allow our board of directors to affect the rights of our shareholders in a number of ways, including making it difficult for shareholders to replace members of the board of directors. Because our board of directors is responsible for approving the appointment of members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock. We may in the future adopt other measures that may have the effect of delaying or discouraging an unsolicited takeover, even if the takeover were at a premium price or favored by a majority of unaffiliated shareholders. Certain of these measures may be adopted without any further vote or action by our shareholders and this could depress the price of our common stock.

In addition, the Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock. A third party that acquires 5% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Rights Plan through the issuance of common stock or common stock equivalents to all shareholders other than such acquiring person.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

***

The risks above are not the only risks we face. If any of the events described in our risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we currently deem immaterial, materialize, then our business, financial condition, results of operations, and cash flows could be materially affected.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Alhambra, California	Corporate Headquarters Manufacturing and research and development facilities	75,000	Leases covering two of six buildings expired in 2011; another lease covering four of six buildings expires in 2020 (1) and (2)

Langfang, China	Manufacturing facility	52,000	Multiple leases, which expired in 2017

Beijing, China	Manufacturing facility	23,200	Lease expires in 2021 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility	9,000	Lease expires in 2019 (1)

Footnotes

(1)	Leases have the option to be renewed by us at fixed terms.

(2)	Certain facility leases in Alhambra, California which have expired are being maintained on a month-to-month basis.

ITEM 3.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 13- Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

PART II.    Other Information

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the Nasdaq Global Market and is quoted under the symbol "EMKR". As of November 30, 2017, we had approximately 90 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represent the highest and lowest sales prices for our common stock on the Nasdaq Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2017	$5.15 - $9.50	$8.15 - $10.50	$8.10 - $11.95	$8.20 - $12.20

Fiscal 2016	$5.81 - $8.52	$4.96 - $6.15	$4.95 - $6.25	$4.90 - $6.71*

* As described below, on July 29, 2016 we paid a special cash dividend of $1.50 per share of the Company’s common stock. The sales prices for our common stock reflected the payment of this special dividend as of August 1, 2016, the ex-dividend date for the special dividend.

Dividend Policy

On July 5, 2016, we declared a special cash dividend of $1.50 per share of the Company's common stock, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016. No other dividends have been declared during the two most recent fiscal years. Under the terms of our credit facility with Wells Fargo Bank, N. A., we are restricted from paying dividends that result in the liquidity of the Company being less than $25.0 million after paying the dividend if any amounts are outstanding under our credit facility. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Performance Graph

The following table and graph compares the yearly percentage change in the cumulative total shareholders' return on our common stock for the five-year period from October 1, 2012 through September 30, 2017 with the cumulative total return on the Nasdaq Composite Index, Russell MicroCap Index Fund and the Nasdaq Telecommunications Stock Index. The comparison assumes $100 was invested at the market close on September 30, 2012 in our common stock, the Nasdaq Composite Index, the Russell MicroCap Index Fund and the Nasdaq Telecommunications Stock Index and that any dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this stock performance graph by reference therein.

Data Table	As of September 30,
	2012	2013	2014	2015	2016	2017
EMCORE Corporation	$100.00	$79.29	$100.71	$120.35	$130.56	$187.82
Nasdaq Composite	$100.00	$123.38	$148.79	$154.52	$178.82	$220.25
Russell MicroCap	$100.00	$132.12	$135.80	$138.04	$156.63	$191.61
Nasdaq Telecommunications	$100.00	$128.52	$137.63	$134.44	$150.88	$163.16

ITEM 6.    Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2017, 2016, and 2015 and the balance sheet data as of September 30, 2017 and 2016 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report, after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses.

We derived the statement of operations data for the years ended September 30, 2014 and 2013 and the selected balance sheet data as of September 30, 2015, 2014, and 2013 from audited consolidated financial statements that are not included in this Annual Report after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2017	2016	2015	2014	2013
Revenue	$122,895	$91,998	$81,685	$55,514	$60,971
Gross profit	42,534	30,954	28,691	12,114	12,266
Operating income (loss)	7,741	2,939	(4,522)	(20,331)	(8,945)
Income (loss) from continuing operations	8,221	2,619	(2,272)	4,082	(5,554)
Income from discontinued operations	14	5,647	65,372	770	10,542
Net income	8,235	8,266	63,100	4,852	4,988
Net income (loss) per basic share
Continuing operations	$0.31	$0.10	$(0.08)	$0.13	$(0.21)
Discontinued operations	—	0.22	2.18	0.03	0.40
Net income per basic share	$0.31	$0.32	$2.10	$0.16	$0.19
Net income (loss) per diluted share
Continuing operations	$0.30	$0.10	$(0.08)	$0.13	$(0.21)
Discontinued operations	—	0.21	2.18	0.03	0.40
Net income per diluted share	$0.30	$0.31	$2.10	$0.16	$0.19

Balance Sheet Data (in thousands)	As of September 30,
	2017	2016	2015	2014	2013
Cash, cash equivalents and restricted cash	$68,754	$64,870	$112,260	$22,169	$16,919
Working capital	103,042	92,957	127,994	30,914	37,196
Total assets	144,084	127,211	160,907	191,342	173,714
Long-term liabilities	1,667	1,635	1,774	6,018	9,434
Shareholders' equity	120,774	107,317	135,442	112,347	101,179

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2017
Continuing Operations:

•
We recorded a charge to impairments of approximately $0.5 million in the fiscal year ended September 30, 2017 in connection with the transition of our manufacturing operations in China to a new manufacturing facility. See Note 9 - Property, Plant, and Equipment, net for additional information.

•
During the fiscal year ended September 30, 2017, the Company recorded charges of $2.0 million related to various reductions in workforce primarily related to the outsourcing of our wafer fabrication lab and operations assembly and the opening of our new manufacturing facility in China. See Note 10 - Accrued Expenses and Other Current Liabilities for additional information.

Fiscal 2016
Continuing Operations:

•
On July 5, 2016, the Company declared a special cash dividend of $1.50 per share of the Company's common stock, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016. See Note 14 - Equity for additional information.

•
On September 23, 2014, Sumitomo Electric Industries, Ltd. ("SEI") filed for arbitration against EMCORE, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owed SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016 and was included in cash at September 30, 2016. The Company was also entitled to recover $2.6 million in legal fees and costs from SEI, which was received in June 2016 and has been recorded by EMCORE within operating income. See Note 13 - Commitments and Contingencies for additional information.

•
In September 2016, the Company paid $2.9 million previously accrued related to a termination fee for terminating a prior joint venture agreement. See Note 13 - Commitments and Contingencies for additional information.

•	During fiscal year 2016, the Company paid $6.1 million for the purchase of long-term inventory as a result of the vendor announcing it would cease manufacturing a part.

Discontinued Operations:

•
As a result of the SEI arbitration tribunal ruling above, during the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously deferred gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. See Note 5 - Discontinued Operations and Note 13 - Commitments and Contingencies for additional information.

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

•
Asset Retirement Obligations (“AROs” or “ARO”): As a result of the revision in the estimated amount and timing of cash flows for AROs during the fiscal year ended September 30, 2015, the Company reduced ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO was established. The amount of the remaining reduction to the ARO liability was recorded as a reduction to operating expenses. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Discontinued Operations:

•
Photovoltaic and Digital Products Asset Sales: On December 10, 2014, we sold our Photovoltaics Business to SolAero for $150.0 million in cash. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics for $17.0 million in cash and a notes receivable that was paid in April 2015. These Asset Sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations for the businesses sold as discontinued operations. No assets or liabilities that were sold from either the Photovoltaic Business or Digital Products Business remain on the consolidated balance sheet as of September 30, 2017, 2016 and 2015. See Note 5 - Discontinued Operations in the notes to the consolidated financial statements for additional information.

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

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 8 within this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements.

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often far greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

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

On September 23, 2014, SEI filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owed SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016 and was included in cash at September 30, 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously deferred gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the fiscal year ended September 30, 2016, we recognized the $2.6 million recovery of fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 5 - Discontinued Operations in the notes to the consolidated financial statements for more information.

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

On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price for the Digital Products Business, resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the balance outstanding of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations. See Note 5 - Discontinued Operations in the notes to the consolidated financial statements for additional disclosures.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory and stock-based compensation;

•	the useful lives of assets and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies including litigation and indemnification;

•	the allowance for doubtful accounts and warranty accruals; and,

•	the valuation allowance for deferred tax assets.

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

Accounts Receivable

We regularly evaluate the collectability of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. We classify charges associated with the allowance for doubtful accounts as sales, general, and administrative expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required. See Note 7 - Accounts Receivable in the notes to the consolidated financial statements for additional information related to our receivables.

Inventory

Inventory is stated at the lower of cost or market (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as a cost of revenue. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 8 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

Valuation of Long-lived Assets

Long-lived assets consist primarily of property, plant, and equipment, net. Because most of our long-lived assets are subject to amortization, we review these assets for impairment in accordance with the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values. See Note 9 - Property, Plant, and Equipment, net in the notes to the consolidated financial statements for additional disclosures related to our long-lived assets.

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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. With the exception of the gains resulting from the completed Photovoltaics Asset Sale, we have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination. See Note 12 - Income and other Taxes in the notes to the consolidated financial statements for additional information related to our income taxes.

Revenue Recognition

Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board or free carrier alongside (“FCA”) shipping point, which means that we fulfill our delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the customer typically bears all costs and risks of loss or damage to the goods from that point. We account for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and after title and ownership has transferred to the customer. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Stock-Based Compensation

Stock-based compensation expense related to employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted and is recorded to cost of revenue; sales, general and administrative; and research and development expense based on the employee's responsibility and function over the requisite service period. The Company has granted awards to employees that vest based solely on continued service, or service conditions, and awards that vest based on the achievement of performance targets based on the Company's stock price appreciation exceeding a peer index. The fair value of each option award containing service is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of awards containing performance target conditions is estimated using a Monte-Carlo lattice model. For all awards, stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally from three to five years. For performance condition awards, expense recognized is not subsequently reversed if the market conditions are not achieved. Stock-based compensation expense is reduced for forfeitures.

Determining the fair value of stock-based awards at the grant date requires judgment. The Company’s use of the Black-Scholes option-pricing model and Monte-Carlo lattice model requires the input of subjective assumptions such as the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yield of the Company’s common stock. The assumptions used in the Company’s valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. Expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices. If we use different assumptions for estimating stock-based compensation expense in future periods, the change in our non-cash stock-based compensation expense could adversely affect our results of operations.

During fiscal year 2017, the Company early adopted Accounting Standards Update (“ASU”) 2016-09. ASU 2016-09 introduced targeted amendments intended to simplify the accounting for stock compensation, including the Company's election to eliminate the requirements to estimate the number of awards that are expected to vest, and instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.2 million to decrease the September 30, 2016 accumulated deficit and common stock balances. See Note 14 - Equity in the notes to the consolidated financial statements for additional disclosures related to our stock-based compensation.

Litigation Contingencies

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected. See Note 13 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional disclosures related to our AROs.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	65.4	66.4	64.9
Gross profit	34.6	33.6	35.1
Operating expense:
Selling, general, and administrative	18.1	22.5	30.2
Research and development	10.2	10.8	11.2
Impairments	0.4	—
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2.8)	—
Gain from change in estimate on ARO obligation	—	—	(1.0)
(Gain) loss on sale of assets	(0.4)	(0.1)	0.3
Total operating expense	28.3	30.4	40.7
Operating income (loss)	6.3	3.2	(5.6)
Other income (expense):
Interest income, net	0.2	0.1	0.1
Foreign exchange gain (loss)	0.1	(0.4)	(0.1)
Change in fair value of financial instruments	—	—	0.1
Other income	0.2	—	—
Total other income (expense)	0.5	(0.3)	0.1
Income (loss) from continuing operations before income tax expense	6.8	2.9	(5.5)
Income tax (expense) benefit	(0.1)	—	2.7
Income from continuing operations	6.7	2.9	(2.8)
Income from discontinued operations, net of tax	—	6.1	80.0
Net income	6.7%	9.0%	77.2%

Comparison of Financial Results for the Fiscal Years Ended September 30, 2017 and 2016

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$122,895	$91,998	$30,897	33.6%
Cost of revenue	80,361	61,044	19,317	31.6%
Gross profit	42,534	30,954	11,580	37.4%
Operating expense (income):
Selling, general, and administrative	22,246	20,734	1,512	7.3%
Research and development	12,542	9,921	2,621	26.4%
Impairments	506	—	506	N/A
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2,599)	2,599	100.0%
Gain from change in estimate on ARO obligation	(45)	—	(45)	N/A
Gain on sale of assets	(456)	(41)	(415)	(1,012.2)%
Total operating expense	34,793	28,015	6,778	24.2%
Operating income	7,741	2,939	4,802	163.4%
Other income (expense):
Interest income, net	245	88	157	178.4%
Foreign exchange gain (loss)	82	(394)	476	120.8%
Other income	316	—	316	N/A
Total other income (expense)	643	(306)	949	310.1%
Income from continuing operations before income tax expense	8,384	2,633	5,751	218.4%
Income tax expense	(163)	(14)	(149)	(1,064.3)%
Income from continuing operations	8,221	2,619	5,602	213.9%
Income from discontinued operations, net of tax	14	5,647	(5,633)	(99.8)%
Net income	$8,235	$8,266	$(31)	(0.4)%

Revenue

For the fiscal year ended September 30, 2017, revenue increased 33.6% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

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

Consolidated gross margins were 34.6% and 33.6% for fiscal years ended September 30, 2017 and 2016, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.5 million and $0.3 million during the fiscal years ended September 30, 2017 and 2016, respectively.

For the fiscal year ended September 30, 2017, gross margins increased by 37.4% when compared to the prior year. The increase in gross margins for the fiscal year ended September 30, 2017 was primarily due to product mix and higher sales volume.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.6 million and $1.4 million during the fiscal years ended September 30, 2017 and 2016, respectively. The increase in stock based compensation within SG&A during the fiscal year ended September 30, 2017 when compared to the prior year is primarily due to expense associated with Performance Stock Units granted during the fiscal year ended September 30, 2017.

SG&A expense for the fiscal year ended September 30, 2017 was higher than the amount reported in the prior year primarily due to higher compensation costs, severance, including $1.0 million related to a workforce reduction we initiated in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China during the fiscal year ended September 30, 2017, and stock-based compensation partially offset by lower legal and professional expenses.

As a percentage of revenue, SG&A expenses were 18.1% and 22.5% for the fiscal years ended September 30, 2017 and 2016, respectively. The decrease in SG&A expense as a percentage of revenue in the fiscal year ended September 30, 2017 compared to the prior year is due to the increase in revenues in the fiscal year ended September 30, 2017.

Research and Development (“R&D”)

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

Stock-based compensation expense within R&D totaled approximately $0.5 million and $0.4 million during the fiscal years ended September 30, 2017 and 2016, respectively.

R&D expense for the fiscal year ended September 30, 2017 was higher than the amounts reported in the prior year primarily due to higher compensation costs and increased project spending primarily related to navigation products and Linear Externally Modulated Lasers.

As a percentage of revenue, R&D expenses were 10.2% and 10.8% for the fiscal years ended September 30, 2017 and 2016, respectively. The decrease in R&D expense as a percentage of revenue in the fiscal year ended September 30, 2017 compared to the prior year is due to the increase in revenues in the fiscal year ended September 30, 2017.

Impairments

In March 2017, in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the fiscal year ended September 30, 2017. See Note 8 - Property, Plant and Equipment, net in the notes to the consolidated financial statements for additional information.

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

Gain from Change in Estimate on ARO

As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2017, the Company reduced the ARO liability by $45,000 and recorded a gain from change in estimate on ARO liability of $45,000. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income was 6.3% and 3.2% for the fiscal years ended September 30, 2017 and 2016, respectively. The increase in operating income as a percentage of revenue in the fiscal year ended September 30, 2017 compared to the prior year is due to the increase in operating income in the fiscal year ended September 30, 2017.

Other Income (Expense)

Interest Income, net
During the fiscal years ended September 30, 2017 and 2016, we recorded $0.4 million and $0.2 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below) . Interest income for the fiscal year ended September 30, 2017 was higher than the amount reported in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the fiscal year ended September 30, 2017, the Company recorded income tax expense from continuing operations of approximately $0.2 million, and $0 of income tax expense within income from discontinued operations.

For the fiscal year ended September 30, 2016, the Company recorded income tax expense from continuing operations of approximately $14,000 and $24,000 of income tax benefit within income from discontinued operations.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the fiscal years ended September 30,
	2017	2016	$ Change	% Change
Revenue	$—	$—	$—	N/A
Cost of revenue	12	(659)	671	101.8%
Gross (loss) profit	(12)	659	(671)	(101.8)%
Operating expense (income)	15	(1,160)	(1,175)	(101.3)%
Recognition of previously deferred gain on sale of assets	—	3,804	(3,804)	(100.0)%
Other income	41	—	41	N/A
Income from discontinued operations before income tax expense	14	5,623	(5,609)	(99.8)%
Income tax expense	—	24	(24)	(100.0)%
Income from discontinued operations, net of tax	$14	$5,647	$(5,633)	(99.8)%

During the fiscal year ended September 30, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $1.0 million and $4.6 million, respectively.

Included in cost of revenue for the fiscal year ended September 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business and a gain of $0.3 million on the lease termination associated with the Digital Products Business.

During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of the $3.4 million deferred gain and reversal of other liabilities of $0.4 million that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

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

Selling, General and Administrative (“SG&A”)

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

Research and Development (“R&D”)

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

Gain from Change in Estimate on ARO

As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2015, the Company reduced the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO was established. The amount of the remaining reduction to the ARO was recorded as a reduction to operating expenses. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

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

Other Income (Expense)

Interest Income, net
During the fiscal year ended September 30, 2016, we recorded $0.2 million of interest income earned on cash and cash equivalents balances. During the fiscal year ended September 30, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics which was primarily offset by an equivalent amount of interest expense incurred on our outstanding Credit Facility (as defined below). See Note 5 - Discontinued Operations in the notes to the consolidated financial statements for additional information.

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

During the fiscal year ended September 30, 2015, the Company utilized the $24.1 million of deferred tax assets. As a result, a net deferred tax valuation allowance release of $24.1 million was recorded as an income tax benefit during fiscal year 2014 following the Company's determination that it was more likely than not that certain deferred tax assets would be realized upon the sale of the Photovoltaics Business in fiscal year 2015. See Note 12 - Income and other Taxes in the notes to the consolidated financial statements for more information.

Our Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and other favorable tax attribute carryovers by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by our shareholders on March 10, 2015. On September 26, 2017, our Board of Directors extended the final expiration date of the rights contained therein from October 3, 2017 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan). The Company expects to submit the extension of the Rights Plan to shareholders for approval at the Company’s 2018 annual meeting of shareholders. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change”.

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

During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of the $3.4 million of deferred gain and reversal of other liabilities of $0.4 million, which had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

During the fiscal year ended September 30, 2015, we recognized a gain of $87.0 million and $2.0 million on the sales of the Photovoltaics Business and Digital Products Business, respectively, which was recorded within income from discontinued operations under the caption “gain on sale of discontinued operations”. During the fiscal year ended September 30, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $61.2 million and $4.2 million, net of tax, respectively.

Order Backlog

EMCORE's product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. Products typically ship within the same quarter in which a purchase order is received; therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods.

Liquidity and Capital Resources

Other than the fiscal year ended September 30, 2017, in recent years we have historically consumed cash from operations and, until recently, in most periods we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as, from time to time in prior periods, borrowings from our Credit Facility (defined below) and capital markets transactions.

For the fiscal year ended September 30, 2017, we earned net income of $8.2 million and generated cash flows of approximately $3.9 million from operating, investing and financing activities. As of September 30, 2017, cash and cash equivalents totaled $68.3 million and net working capital totaled approximately $103.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

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

•
Resolution of Outstanding Litigation: In June 2016 we collected $2.6 million in fees and costs from SEI and $1.9 million held in escrow as the result of the favorable ruling from the SEI arbitration. See Note 13 - Commitments and Contingencies.

•
Mirasol Settlements: In January 2017, we entered into an agreement to settle all outstanding claims of the Mirasol class action lawsuit for $0.3 million and the wrongful termination lawsuit for $50,000 and recorded a charge during the fiscal year ended September 30, 2017 of $0.2 million. See Note 13- Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures. As of November 30, 2017, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

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

Cash Flow

The Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2017, 2016 and 2015 reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2017 vs Fiscal 2016		Fiscal 2016 vs Fiscal 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) operating activities	$11,701	$(5,552)	$(3,917)	$17,253	310.8%	$(1,635)	(41.7)%

Fiscal 2017:
For the fiscal year ended September 30, 2017, our operating activities provided cash of $11.7 million primarily due to our net income of $8.2 million, depreciation, amortization and accretion expense of $3.8 million, stock-based compensation expense of $3.6 million, , impairment charge of $0.5 million and warranty provision of $0.6 million, partially offset by a change in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.5 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $3.9 million, inventory of $0.1 million and other assets of $4.5 million partially offset by an increase in accounts payable of approximately $2.1 million and accrued expenses and other liabilities of $1.9 million.

Fiscal 2016:
For the fiscal year ended September 30, 2016, our operating activities used cash of $5.6 million primarily due to decreases in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $13.5 million, the recognition of the previously deferred gain on sale of assets from discontinued operations of $3.8 million, the gain on transfer of solar power assets and obligations of $0.7 million, the gain on reduction of product warranty of discontinued operations of $0.4 million and the payment and gain on settlement of Newark restructuring lease of $0.3 million partially offset by depreciation, amortization and accretion expense of $2.5 million, stock-based compensation expense of $2.1 million, warranty provision of $0.4 million, and our net income of $8.3 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.2 million and inventory of $10.9 million, and a decrease in accrued expenses and other liabilities of $4.8 million, partially offset by a decrease in other assets of $0.1 million and an increase in accounts payable of approximately $3.2 million.

Fiscal 2015:
Our operating activities consumed cash of $3.9 million primarily due to the effect of adjustments for non-cash charges, including the gain on sale of the Photovoltaics Business of $87.0 million, the gain on sale of the Digital Products Business of $2.0 million, and the gain from change in estimate on ARO obligation of $0.8 million, foreign currency translation adjustment of $0.7 million as well as the changes in our operating assets and liabilities of $8.6 million, partially offset by deferred income taxes of $24.1 million, stock-based compensation expense of $4.6 million, warranty provision of $0.8 million, depreciation, amortization and accretion expense of $3.0 million, allowance for doubtful accounts of $0.6 million, and our net income of $63.1 million. The change in our operating assets and liabilities was primarily the result of an increase in inventory of $3.4 million, a decrease in accounts payable of $3.2 million and a decrease in accrued expenses and other liabilities of $5.8 million, partially offset by a decrease in accounts receivable of $3.5 million and other assets of $0.4 million.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2017 vs Fiscal 2016		Fiscal 2016 vs Fiscal 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by investing activities	$(9,126)	$(3,826)	$164,169	$(5,300)	(138.5)%	$(167,995)	(102.3)%

Fiscal 2017:
For the fiscal year ended September 30, 2017, our investing activities used $9.1 million of cash primarily for capital related expenditures of $9.6 million, partially offset by the receipt of proceeds from the disposal of equipment of $0.5 million.

Fiscal 2016:
For the fiscal year ended September 30, 2016, our investing activities used $3.8 million of cash primarily from capital related expenditures of $5.8 million, partially offset by the receipt of escrow funds from sale of assets of $1.9 million.

Fiscal 2015:
For the fiscal year ended September 30, 2015, our investing activities provided $164.2 million of cash primarily from proceeds from sale of the Photovoltaics Business of $149.9 million and proceeds from sale of the Digital Products Business of $17.0 million partially offset by capital related expenditures of $2.8 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2017 vs Fiscal 2016		Fiscal 2016 vs Fiscal 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) financing activities	$1,306	$(38,254)	$(70,266)	$39,560	103.4%	$32,012	45.6%

Fiscal 2017:
For the fiscal year ended September 30, 2017, our financing activities provided cash of $1.3 million from proceeds from stock transactions.

Fiscal 2016:
For the fiscal year ended September 30, 2016, our financing activities used cash of $38.3 million due to the payment of a special dividend of $39.2 million, partially offset by proceeds from stock plan transactions of $1.0 million.

Fiscal 2015:
Our financing activities consumed cash of $70.3 million primarily due to the net payment of $26.5 million on our Credit Facility and purchase of treasury stock of $45.7 million, partially offset by $1.9 million in proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for fiscal 2018 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2018	2019 to 2020	2021 to 2022	2023 and later
Purchase obligations	$13,582	$13,445	$137	$—	$—
Asset retirement obligations	1,860	—	40	59	1,761
Operating lease obligations	4,330	842	1,592	1,254	642
Total contractual obligations and commitments	$19,772	$14,287	$1,769	$1,313	$2,403

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of September 30, 2017, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our ARO's.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our operating lease obligations.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our operating leases described above that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Geographical Information
See Note 15- Geographical Information in the notes to the consolidated financial statements for disclosures related to geographic revenue and significant customers.

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

Interest Rate Risks
On November 11, 2010, we entered into a credit facility with Wells Fargo Bank, N.A.. The credit facility, as it has been amended through its ninth amendment currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities for additional information related to our bank credit facility. As of September 30, 2017, we had no borrowings outstanding under our Credit Facility. As of September 30, 2017, the credit facility had $0.5 million reserved for one outstanding stand-by letter of credit, leaving a remaining $8.0 million borrowing availability balance under this Credit Facility. As of November 30, 2017, there was no outstanding balance under the Credit Facility.

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

Credit Market Conditions
The U.S. and global capital markets have periodically experienced turbulent conditions, particularly in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit, and reductions in certain asset values. This could impact our ability to obtain additional funding through financing or asset sales.

ITEM 8.    Financial Statements and Supplementary Data

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the Fiscal Years Ended September 30, 2017, 2016 and 2015
(in thousands, except net income (loss) per share)

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Revenue	$122,895	$91,998	$81,685
Cost of revenue	80,361	61,044	52,994
Gross profit	42,534	30,954	28,691
Operating expense (income):
Selling, general, and administrative	22,246	20,734	24,711
Research and development	12,542	9,921	9,119
Impairments	506	—	—
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2,599)	—
Gain from change in estimate on ARO obligation	(45)	—	(845)
(Gain) loss on sale of assets	(456)	(41)	228
Total operating expense	34,793	28,015	33,213
Operating income (loss)	7,741	2,939	(4,522)
Other income (expense):
Interest income, net	245	88	75
Foreign exchange gain (loss)	82	(394)	(138)
Change in fair value of financial instruments	—	—	122
Other income	316	—	—
Total other income (expense)	643	(306)	59
Income (loss) from continuing operations before income tax expense	8,384	2,633	(4,463)
Income tax (expense) benefit	(163)	(14)	2,191
Income (loss) from continuing operations	8,221	2,619	(2,272)
Income from discontinued operations, net of tax	14	5,647	65,372
Net income	$8,235	$8,266	$63,100
Foreign exchange translation adjustment	(18)	(268)	(990)
Comprehensive income	$8,217	$7,998	$62,110
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.31	$0.10	$(0.08)
Discontinued operations	0.00	0.22	2.18
Net income per basic share	$0.31	$0.32	$2.10
Net income (loss) per diluted share:
Continuing operations	$0.30	$0.10	$(0.08)
Discontinued operations	0.00	0.21	2.18
Net income per diluted share	$0.30	$0.31	$2.10
Weighted-average number of basic shares outstanding	26,659	25,979	30,012
Weighted-average number of diluted shares outstanding	27,544	26,518	30,012

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2017 and September 30, 2016
(in thousands, except per share data)

	As of	As of
	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$68,333	$63,905
Restricted cash	421	965
Accounts receivable, net of allowance of $22 and $36, respectively	22,265	18,432
Inventory	25,139	24,150
Prepaid expenses and other current assets	8,527	3,764
Total current assets	124,685	111,216
Property, plant, and equipment, net	16,635	12,213
Non-current inventory	2,686	3,531
Other non-current assets	78	251
Total assets	$144,084	$127,211
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,818	$10,575
Accrued expenses and other current liabilities	9,825	7,684
Total current liabilities	21,643	18,259
Asset retirement obligations	1,638	1,573
Other long-term liabilities	29	62
Total liabilities	23,310	19,894
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,938 shares issued and 27,028 shares outstanding as of September 30, 2017; 33,154 shares issued and 26,244 shares outstanding as of September 30, 2016	730,906	725,666
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	561	579
Accumulated deficit	(562,972)	(571,207)
Total shareholders’ equity	120,774	107,317
Total liabilities and shareholders’ equity	$144,084	$127,211

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2017, 2016 and 2015
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2014	31,109	$755,368	$(2,071)	$1,837	(642,787)	$112,347
Net income		—	—	—	63,100	63,100
Translation adjustment		—	—	(990)	—	(990)
Stock-based compensation	948	4,320	—	—	—	4,320
Purchase of treasury stock	(6,870)	—	(45,650)	—	—	(45,650)
Stock option exercises	290	1,409	—	—	—	1,409
Issuance of common stock - ESPP	121	493	—	—	—	493
Issuance of common stock - Board of Directors	78	413				413
Balance as of September 30, 2015	25,676	762,003	(47,721)	847	(579,687)	135,442
Net income		—	—	—	8,266	8,266
Translation adjustment		—	—	(268)	—	(268)
Stock-based compensation	284	1,868	—	—	—	1,868
Stock option exercises	45	225	—	—	—	225
Special dividend paid	—	(39,214)				(39,214)
Issuance of common stock - ESPP	193	735	—	—	—	735
Issuance of common stock - Board of Directors	46	263	—	—	—	263
Cumulative adjustment for adoption of accounting standard		(214)	—	—	214	—
Balance as of September 30, 2016	26,244	725,666	(47,721)	579	(571,207)	107,317
Net income		—	—	—	8,235	8,235
Translation adjustment		—	—	(18)	—	(18)
Stock-based compensation	432	3,602	—	—	—	3,602
Stock option exercises	158	534	—	—	—	534
Issuance of common stock - ESPP	133	773	—	—	—	773
Issuance of common stock - Board of Directors	61	331	—	—	—	331
Balance as of September 30, 2017	27,028	$730,906	$(47,721)	$561	$(562,972)	$120,774

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2017, 2016 and 2015
(in thousands)

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$8,235	$8,266	$63,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,757	2,506	2,952
Stock-based compensation expense	3,602	2,086	4,586
Deferred income taxes	—	—	24,080
Gain on sale of Photovoltaics Business	—	—	(86,958)
Gain on sale of Digital Products Business	—	—	(1,994)
Provision adjustments related to doubtful accounts	23	23	556
Provision adjustments related to product warranty	573	376	838
Change in fair value of financial instruments	—	—	(122)
Gain from extinguishment of ARO obligation	(45)	—	(845)
Reclassification of foreign currency translation adjustment	—	—	(744)
Impairments of equipment	506	—	—
Recognition of previously deferred gain on sale of assets from discontinued operations	—	(3,804)	—
Net (gain) loss on disposal of equipment	(456)	(41)	237
Settlement of customer related warranty claim	—	—	(442)
Other	(5)	(1,422)	(552)
Total non-cash adjustments	7,955	(276)	(58,408)
Changes in operating assets and liabilities:
Accounts receivable	(3,859)	(1,171)	3,526
Inventory	(140)	(10,904)	(3,440)
Other assets	(4,455)	148	359
Accounts payable	2,095	3,179	(3,231)
Accrued expenses and other current liabilities	1,870	(4,794)	(5,823)
Total change in operating assets and liabilities	(4,489)	(13,542)	(8,609)
Net cash provided by (used in) operating activities	11,701	(5,552)	(3,917)
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	—	—	149,936
Proceeds from sale of Digital Products Business	—	—	16,982
Purchase of equipment	(9,600)	(5,779)	(2,799)
Receipt of escrow funds from sale of assets	—	1,853	—
Proceeds from disposal of property, plant and equipment	474	100	50
Net cash (used in) provided by investing activities	(9,126)	(3,826)	164,169
Cash flows from financing activities:
Payments from borrowings of credit facilities	—	—	(26,518)
Repurchases of common stock	—	—	(45,650)
Payment of special dividend	—	(39,214)	—
Proceeds from stock plans	1,306	960	1,902
Net cash provided by (used in) financing activities	1,306	(38,254)	(70,266)
Effect of exchange rate changes on foreign currency	3	242	105
Net increase (decrease) in cash, cash equivalents and restricted cash	3,884	(47,390)	90,091
Cash, cash equivalents and restricted cash at beginning of period	64,870	112,260	22,169
Cash, cash equivalents and restricted cash at end of period	$68,754	$64,870	$112,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$71	$88	$194
Cash paid during the period for income taxes	$114	$124	$938
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(861)	$282	$514
Issuance of common stock to Board of Directors	$331	$263	$413
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq stock exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often far greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

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

In the fiscal year ended September 30, 2015, EMCORE completed the sale of the Company's telecommunications business (the “Digital Products Business”) to NeoPhotonics Corporation, a Delaware corporation (“NeoPhotonics”), pursuant to the Asset Purchase Agreement (the “Digital Products Agreement”), under which NeoPhotonics acquired certain assets, and certain liabilities, related to the Company's Digital Products Business for an aggregate purchase price of $17.5 million. On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price for the Digital Products Business, resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the consolidated balance sheet as of September 30, 2017 or September 30, 2016. The financial results of the Photovoltaics Business and the Digital Products Business are presented as “discontinued operations” on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2017, 2016 and 2015. See Note 5 - Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

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

On December 10, 2014, we completed the sale of our Photovoltaics Business for 150.0 million in cash prior to working capital adjustments of $0.1 million.

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

As of September 30, 2017, cash and cash equivalents totaled $68.3 million and net working capital totaled approximately $103.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2017, we earned net income of $8.2 million.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory and stock-based compensation;

•	the useful lives of assets and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies, including litigation and indemnification-related;

•	the allowance for doubtful accounts and warranty accruals; and,

•	the valuation allowance for deferred tax assets.

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

Inventory: Inventory is stated at the lower of cost or market (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as a cost of revenue. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 8 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

Property, Plant, and Equipment: Our property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life
Equipment	three to ten years
Furniture and fixtures	five years
Computer hardware and software	five to seven years
Leasehold improvements	three to six years

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

Revenue Recognition: Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board or free carrier alongside (“FCA”) shipping point, which means that we fulfill our delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the customer bears all costs and risks of loss or damage to the goods from that point. We account for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and after title and ownership has transferred to the customer. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Stock-Based Compensation: Stock-based compensation expense is measured at the stock option or award grant date, based on the fair value of the award, and is recorded to cost of revenue, sales, general, and administrative, and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model or the Monte-Carlo lattice model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASU 2016-09, Compensation. These option-pricing models require the input of highly subjective assumptions, including the option's expected life, the expected volatility of the price of the Company’s common stock, risk-free interest rates and the expected dividend yield of the Company’s common stock. Stock-based compensation expense is reduced for forfeitures.

During fiscal year 2017, the Company early adopted Accounting Standards Update (“ASU”) 2016-09. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation, including the Company's election to eliminate the requirements to estimate the number of awards that are expected to vest, and instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.2 million to decrease the September 30, 2016 accumulated deficit and common stock balances.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The new guidance is effective for annual periods, beginning after December 15, 2017 and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-09 will have a material impact on the Company’s consolidated financial statements.

•
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash or restricted cash equivalents. Specifically, there is no guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. This standard requires the use of the retrospective transition method. The Company early adopted ASU 2016-18 at the beginning of fiscal year 2017. Accordingly, for the fiscal years ended September 30, 2017, 2016 and 2015, the Company reclassified restricted cash to be presented with cash and cash equivalents on the consolidated statements of cash flows in the amount of $0.4 million, $1.0 million and $0.4 million, respectively.

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

•
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods, within those annual periods. Early adoption is permitted. During fiscal year 2017, the Company early adopted ASU 2016-09. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation, including the Company's election to eliminate the requirements to estimate the number of awards that are expected to vest, and instead, account for forfeitures when they occur. The new standard requires the change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $0.2 million to decrease the September 30, 2016 accumulated deficit and common stock balances.

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

This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates taking advantage of the practical expedient option. The operating lease obligations at September 30, 2017 were approximately $4.3 million. Assuming an average discounted rate of 4% applied to these minimum remaining rental payments, we estimate that the impact to our balance sheet upon adoption would be within the range of $1.8 million to $2.8 million due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements and related disclosures.

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

Upon evaluation, we believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon the evaluation completed to date, the Company believes that the pattern of revenue recognition for these revenue streams will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, which is consistent with current guidance. The Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s financial statements and related disclosures. As of September 30, 2017, the Company intends to adopt ASU 2014-09 utilizing a fully retrospective transition approach on October 1, 2018.

NOTE 4.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the audited statements of cash flows:

	As of	As of	As of
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2015
Cash	$8,054	$3,989	$8,162
Cash equivalents	$60,279	$59,916	$103,723
Restricted cash	421	965	375
Total cash, cash equivalents and restricted cash	$68,754	64,870	112,260

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of September 30, 2017, 2016 and 2015.

NOTE 5.	Discontinued Operations

Sale of Photovoltaics Business

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Revenue	$—	$—	$12,614
Cost of revenue	12	(159)	8,245
Gross loss	(12)	159	4,369
Operating expense (income)	13	(868)	2,240
Other income	—	—	779
Gain on sale of discontinued operations	—	—	86,958
(Loss) income from discontinued operations before income tax expense	(25)	1,027	89,866
Income tax benefit (expense)	—	20	(28,700)
(Loss) income from discontinued operations, net of tax	$(25)	$1,047	$61,166

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
Included in discontinued operations of the Photovoltaics Business during the fiscal year ended September 30, 2016 were $0.4 million of New Mexico incentive tax credits received. There were no incentive tax credits received during the fiscal years ended September 30, 2017 and 2015.

Sale of Digital Products Business

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Revenue	$—	$—	$11,944
Cost of revenue	—	(500)	9,107
Gross profit	—	500	2,837
Operating expense (income)	2	(292)	2,800
Recognition of previously deferred gain on sale of assets	—	3,804	—
Gain on sale of discontinued operations	—	—	1,994
Other income	41	—	—
Income from discontinued operations before income tax expense	39	4,596	2,031
Income tax benefit (expense)	—	4	2,175
Income from discontinued operations, net of tax	$39	$4,600	$4,206

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California which we abandoned effective February 2016 following the sale of the Digital Products Business. As a result of this agreement, we paid $0.2 million and recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the fiscal year ended September 30, 2016. Also see Note 10 - Accrued Expenses and Other Current Liabilities.

Included in cost of revenue for the fiscal year ended September 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement associated with the Digital Products Business.

During the fiscal year ended September 30, 2016, we recognized the deferred gain of $3.4 million and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the Sumitomo Electric Industries, LTD (“SEI”) arbitration. Also see Note 13- Commitments and Contingencies.

NOTE 6.	Fair Value Accounting

ASC Topic 820 (“ASC 820”), Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

NOTE 7.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	September 30, 2017	September 30, 2016
Accounts receivable, gross	$22,287	$18,468
Allowance for doubtful accounts	(22)	(36)
Accounts receivable, net	$22,265	$18,432

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2017, 2016 and 2015.

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years Ended September 30,
	2017	2016	2015
Balance at beginning of period	$36	$462	$116
Provision adjustment - expense, net of recoveries	23	23	556
Write-offs and other adjustments - deductions to receivable balances	(37)	(449)	(210)
Balance at end of period	$22	$36	$462

NOTE 8.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	September 30, 2017	September 30, 2016
Raw materials	$15,826	$16,095
Work in-process	6,586	5,687
Finished goods	5,414	5,899
Inventory balance at end of period	$27,826	$27,681
Current portion	$25,139	$24,150
Non-Current portion	$2,686	$3,531

The non-current inventory balance of $2.7 million and $3.5 million as of September 30, 2017 and September 30, 2016, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 9.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	September 30, 2017	September 30, 2016
Equipment	$31,507	$28,247
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,974	2,860
Leasehold improvements	2,330	1,896
Construction in progress	4,539	1,779
Property, plant, and equipment, gross	$42,459	35,891
Accumulated depreciation	(25,824)	(23,678)
Property, plant, and equipment, net	$16,635	$12,213

Depreciation expense totaled $3.7 million, $2.4 million and $2.1 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Impairment Testing
In March 2017, in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the completion of the move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the fiscal year ended September 30, 2017.

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

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	September 30, 2017	September 30, 2016
Compensation	$3,904	$3,628
Warranty	684	871
Professional fees	653	761
Customer deposits	20	38
Income and other taxes	2,920	944
Severance and restructuring accruals	628	642
Other	1,016	800
Accrued expenses and other current liabilities	$9,825	$7,684

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Income and other taxes: For the fiscal year ended September 30, 2017, the Company recorded approximately $0.2 million of income tax expense from continuing operations and $0 of income tax benefit within income from discontinued operations. For the fiscal year ended September 30, 2016, the Company recorded $14,000 of income tax expense from continuing operations income and $24,000 of income tax benefit within income from discontinued operations. For the fiscal year ended September 30, 2015, the Company recorded $2.2 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

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

In an effort to better align our current and future business operations, in May 2016 the Company announced a reduction in its workforce by approximately 30 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2016. In November 2016, the Company announced an additional reduction in the workforce of approximately 5 individuals and recorded a charge of $0.2 million in the fiscal year ended September 30, 2017 related to the outsourcing of our satellite communications assembly operations. In September 2017, the Company announced it would be closing its Ivyland, Pennsylvania location during fiscal year 2018 and reducing its workforce by approximately 11 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2017.

In March 2017, the Company announced an additional workforce reduction of approximately 14 individuals and recorded a charge of $0.1 million in the fiscal year ended September 30, 2017 related to the outsourcing of our wafer fabrication lab. During the fiscal year ended September 30, 2017, the Company recorded an additional charge of $0.4 million for six additional individuals related to the March 2017 workforce reduction. Also, in March 2017, in connection with our opening of a new manufacturing facility in China to reduce costs and improve efficiency later in fiscal year 2017, we accrued for a workforce reduction of approximately 265 individuals and recorded a charge of $0.5 million in the fiscal year ended September 30, 2017. During the fiscal year ended September 30, 2017, the Company recorded an additional charge of $0.4 million for the workforce reduction of 72 additional individuals related to the opening of our new manufacturing facility in China.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2015	$1,110	$338	$1,448
Expense - charged to accrual	728	—	728
Payments and accrual adjustments	(1,196)	(338)	(1,534)
Balance as of September 30, 2016	$642	$—	$642
Expense - charged to accrual	1,994	—	1,994
Payments and accrual adjustments	(2,008)	—	(2,008)
Balance as of September 30, 2017	$628	$—	$628

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Balance at beginning of period	$871	$1,664	$2,816
Provision for product warranty - expense	573	376	838
Adjustments and utilization of warranty accrual	(760)	(1,169)	(1,990)
Balance at end of period	$684	$871	$1,664

NOTE 11.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A.. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On November 10, 2015, we entered into a Seventh Amendment of the Credit Facility which extended the maturity date of the facility to November 2018. On July 27, 2017, we entered into a Ninth Amendment of the Credit Facility which adjusted the interest rate to LIBOR plus 1.75%. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, and other general corporate purposes.

As of September 30, 2017, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of September 30, 2017, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $8.0 million available for borrowing. As of November 30, 2017, there was no outstanding balance under this Credit Facility.

NOTE 12.	Income and other Taxes

The Company's income (loss) from continuing operations before income taxes consisted of the following:

Income (loss) from continuing operations before income taxes	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Domestic	$10,632	$1,735	$(5,713)
Foreign	(2,248)	898	1,250
Income (loss) from continuing operations before income taxes	$8,384	$2,633	$(4,463)

The Company's income tax expense (benefit) consisted of the following:

Income tax expense (benefit)	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Federal:
Current	$135	$—	$—
Deferred	—	—	(1,835)
	135	—	(1,835)
State:
Current	28	(117)	—
Deferred	—	—	(356)
	28	(117)	(356)
Foreign:
Current	—	131	—
Deferred	—	—	—
	—	131	—
Total income tax expense (benefit)	$163	$14	$(2,191)

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Income tax benefit computed at U.S. federal statutory rate	$2,841	$896	$(1,518)
State tax expense benefit, net of U.S. federal effect	414	(41)	(356)
Foreign tax rate differential	229	(94)	(269)
Effect due to change in tax rate	2,528	626	—
Windfall from stock based compensation	(150)	—	—
Other	126	(57)	108
State net operating loss carryforward adjustment	933	685	—
Change in valuation allowance	(6,758)	(2,001)	(156)
Income tax expense (benefit)	$163	$14	$(2,191)
Effective tax rate	1.9%	0.5%	49.1%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30, 2017	As of September 30, 2016
(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$144,455	$147,449
Foreign net operating loss carryforwards	587	51
Income tax credit carryforwards	3,211	3,062
Inventory reserves	2,037	2,614
Accounts receivable reserves	8	14
Accrued warranty reserve	249	328
State net operating loss carryforwards	4,525	7,009
Stock compensation	2,367	3,334
Deferred compensation	349	896
Fixed assets and intangibles	136	124
Other	927	728
Total deferred tax assets	158,851	165,609
Valuation allowance	(158,851)	(165,609)
Net deferred tax assets	$—	$—

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
For the fiscal years ended September 30, 2017, 2016 and 2015, the Company recorded income tax (expense) benefit from continuing operations of approximately $(0.2) million, $0 and $2.2 million, respectively. For the fiscal years ended September 30, 2017, 2016 and 2015, the Company recorded income tax benefit (expense) from discontinued operations of approximately $0, $24,000 and $(26.5) million, respectively. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the fiscal years ended September 30, 2017, 2016 and 2015, the effective tax rate on continuing operations was 1.9%, 0.5%, and 49.1%, respectively. The higher tax rate for fiscal year 2017 was primarily due to higher alternative minimum tax as a result of the increase in net income. The lower tax rate for fiscal year 2016 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials and changes in the Company's results in the current year as compared to the prior year. The higher tax rate for fiscal year 2015 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of September 30, 2017 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets have a full valuation allowance at September 30, 2017. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal year ended September 30, 2017, we increased previously unrecognized tax benefits by $0.1 million related to foreign taxes. During the fiscal years ended September 30, 2016 and 2015, we decreased previously unrecognized tax benefits by $0.1 million and $0.2 million, respectively. Of the fiscal year 2016 amount of unrecognized tax benefits, $112,800 was recognized in income tax expense from continuing operations and $12,000 was recognized in income tax expense from discontinued operations. Of the fiscal year 2015 amount, $0.1 million was recognized in income tax benefit from continuing operations and $0.1 million was recognized in income tax expense from discontinued operations. As of September 30, 2017 and September 30, 2016, we had approximately $0.3 million of interest and penalties accrued as tax liabilities on our balance sheet.

As of September 30, 2017, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $424.9 million which begin to expire in 2021. As of September 30, 2017, the Company had foreign net operating loss carryforwards of $2.3 million which begin to expire in 2021, as well as state net operating loss carryforwards of approximately $52.5 million which begin to expire in 2018. As of September 30, 2017, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $3.2 million. The research credits will begin to expire in 2018. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company's consolidated net operating loss carryforwards. As a result of the $424.9 million of U.S. net operating loss carryforwards, approximately $226.5 million is subject to an annual limitation and $198.4 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2107 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan). The Company expects to submit the extension of the Rights Plan to shareholders for approval at the Company's 2018 annual meeting of shareholders. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2015	$413
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	(125)
Balance as of September 30, 2016	288
Adjustments based on tax positions related to the current year	131
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2017	$419

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

Included in discontinued operations during the fiscal years ended September 30, 2016 and 2015 were $0.4 million and $0.2 million, respectively, of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes. There was no incentive tax credit received during the fiscal year ended September 30, 2017.

NOTE 13.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more are $0.8 million, $0.8 million, $0.8 million, $0.6 million, and $1.3 million for the fiscal years ended September 30, 2018, 2019, 2020, 2021 and 2022 and thereafter, respectively.

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was $1.4 million, $1.4 million and $1.3 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligation: The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities. The fair value of the ARO is also capitalized as property, plant and equipment.

The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. See the discussions below regarding ARO settlements during the fiscal years ended September 30, 2017 and 2016. There was no ARO settled during the fiscal year ended September 30, 2015. Accretion expense of $0.1 million was recorded during the fiscal years ended September 30, 2017, 2016 and 2015.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. Several leases related to these facilities expired in 2011, and were being maintained on a month-to-month basis. In September 2017, a new lease for four of the six buildings was signed, which was effective on October 1, 2017. The new lease extends the terms of the lease for three years plus a three year option to extend the lease through September 2023. In connection with the lease agreement, the Company has recorded an ARO liability at September 30, 2017 and 2016 of $1.6 million and $1.5 million, respectively.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

During the fiscal year ended September 30, 2017, in connection with the Company moving to a new manufacturing facility in China, the lease and related obligations, including ARO, at the former China facility was terminated, resulting in no payment by the Company. As a result of this agreement, the Company reduced its ARO associated with the former China facility by $45,000.

During the fiscal year ended September 30, 2016, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its ARO associated with the Newark facility by $0.3 million.

In May 2016, which was retroactively effective on February 1, 2016, the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO liability in the amount of $50,000 and $48,000 at September 30, 2017 and 2016, respectively.

The following table summarizes ARO activity:

Asset Retirement Obligations	September 30,
(in thousands)	2017
Balance at September 30, 2016	$1,618
Accretion expense	65
Revision in estimated cash flows	(45)
Balance at September 30, 2017	$1,638

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

b) Mirasol Class Action

On December 15, 2015, Plaintiff Christina Mirasol (“Mirasol”), on her own behalf and on behalf of a putative class of similarly situated individuals composed of current and former non-exempt employees of the Company working in California since December 15, 2011, filed a complaint against the Company in the Superior Court of California, Los Angeles County (the “Court”). The complaint alleged seven causes of action related to: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to pay minimum wages; (4) failure to timely pay wages upon termination; (5) failure to provide compliant wage statements; (6) unfair competition under the California Business and Professions Code § 17200 et seq.; and (7) penalties under the Private Attorneys General Act. The claims were premised primarily on the allegation that Mirasol and the putative class members were not provided with their legally required meal periods. Mirasol sought recovery on her own behalf and on behalf of the putative class in an unspecified amount for compensatory and liquidated damages as well as for declaratory relief, injunctive relief, statutory penalties, pre-judgment interest, costs and attorneys’ fees.

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. The parties have agreed to a formal settlement agreement, which was preliminarily approved by the Court, and will require final Court approval. As of September 30, 2017, the $0.3 million settlement remains outstanding. During the fiscal year ended September 30, 2017, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
c) Mirasol Wrongful Termination Lawsuit

In August 2016, EMCORE was served with a second lawsuit by former employee Mirsaol, in the Superior Court of Los Angeles alleging that the Company violated California’s employment laws in terminating her employment in November 2015. By her complaint, Mirasol asserted five causes of action:  (1) wrongful termination in violation of public policy; (2) discrimination on the basis of disability and/or medical condition; (3) failure to accommodate; (4) failure to engage in the interactive process; and (5) intentional infliction of emotional distress.  On September 26, 2016, Mirasol dismissed the fifth cause of action for intentional infliction of emotional distress. Mirasol alleged that EMCORE wrongfully terminated her at the conclusion of a Family and Medical Act leave, without engaging in the interactive process of offering to provide her with reasonable accommodations.  The plaintiff sought general, special, and punitive damages. On January 6, 2017, the Company and Mirasol agreed to a settlement of $50,000 with regards to all outstanding claims. This amount was paid as of September 30, 2017.

NOTE 14.	Equity

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

The Board of Directors (the “Board”) of the Company previously approved, subject to stockholder approval, amendments to the 2012 Plan that would, among other changes, (1) increase the limit on the aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2012 Plan by 2,400,000 shares to a new aggregate share limit of 5,301,366 shares; (2) extend the ability to grant performance-based awards under the 2012 plan through the first annual meeting of shareholders that occurs in 2022; (3) extend the term of the 2012 Plan until March 17, 2027; (4) increase the annual limits on the number of different types of awards that may be granted to an individual under the 2012 Plan, so a participant may receive (a) a maximum of 200,000 stock options, 200,000 stock appreciation rights, 200,000 shares of restricted stock, 200,000 restricted stock units, 200,000 stock purchase rights and 200,000 share awards in any fiscal year of the Company, (b) in connection with their initial year of service, up to an additional 400,000 stock options, 400,000 stock appreciation rights, 400,000 shares of restricted stock, 400,000 restricted stock units, 400,000 stock purchase rights and 400,000 share awards, and (c) a maximum of $1,000,000 in cash earned in connection with the grant of performance units in any fiscal year; and (5) require all awards granted under the Amended 2012 Plan to have a minimum vesting period of one year and require that no award may vest earlier than the first anniversary of the grant date of the award, subject to limited exception. The Company’s stockholders approved the amendments to the 2012 Plan on March 17, 2017.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for fiscal year ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2016	750,338	$16.84
Granted	—	—
Exercised	(157,879)	$3.38		$920
Forfeited	(7,936)	$4.83
Expired	(257,725)	$22.03
Outstanding as of September 30, 2017	326,798	$19.54	1.94	$295
Exercisable as of September 30, 2017	282,378	$21.88	0.99	$138
Vested and expected to vest as of September 30, 2017	326,798	$19.54	1.94	$295

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal years ended September 30, 2016 and 2015, the intrinsic value of options exercised was $87,000 and $0.3 million, respectively.

As of September 30, 2017, there was approximately $0.1 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.8 years.

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

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control under the equity plans, the terms of approximately 56,000 stock options for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental benefit resulting from the modifications was approximately $0.2 million and is included in the Company's income from discontinued operations, net of tax, for the fiscal year ended September 30, 2015.

Valuation Assumptions
There were no stock option grants for the fiscal year ended September 30, 2017. The fair value of each stock option grant for the fiscal years ended September 30, 2016 and 2015, excluding the adjustment for a special dividend paid in July 2016, was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Fiscal Years Ended September 30,
	2017	2016	2015
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%
Expected stock price volatility rate	—%	60.9%	66.1%
Risk-free interest rate	—%	1.6%	1.8%
Expected term (in years)	—	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$—	$3.40	$3.73

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

Restricted Stock
Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted to employees under the 2010 Plan and 2012 Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied.

The following table summarizes the activity related to RSUs and RSAs for the fiscal year ended September 30, 2017:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	878,416	$4.25	—	$0.00
Granted	307,509	$8.44	8,154	$8.20
Vested	(357,013)	$4.15	—	$0.00
Canceled	(8,154)	$5.50	—	$0.00
Forfeited	(42,674)	$4.66	—	$0.00
Non-vested as of September 30, 2017	778,084	$5.91	8,154	$8.20

As of September 30, 2017, there was approximately $3.4 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.3 years. The 0.8 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $6.4 million and a weighted average remaining contractual term of 1.3 years. For the fiscal years ended September 30, 2017, 2016 and 2015 the intrinsic value of RSUs vested were approximately $3.4 million, $1.6 million and $4.6 million, respectively. For the fiscal years ended September 30, 2016 and 2015, the weighted average grant date fair value of RSUs granted was $5.53 and $5.38, respectively.

As of September 30, 2017, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 3.0 years.

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

On September 29, 2017, the Company amended the October 18, 2016 grant of 70,000 RSUs by (i) reducing 17,500 of the 70,000 RSUs that are schedule to vest on October 18, 2020 to 9,346 RSUs that are scheduled to vest as of that same date, resulting in a new total of 61,846 RSUs granted pursuant to this award and (ii) issuing Mr. Rittichier 8,154 RSAs that were originally subject to the RSA award and that had a grant date fair value of $0.1 million that are scheduled to vest on October 18, 2020.

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

On June 24, 2016, in connection with the resignation of the Company's former CFO, Mark Weinswig, approximately $0.3 million of stock compensation expense was recorded for acceleration of some and cancellation of other restricted stock units. See Note 10 - Accrued Expenses and Other Current Liabilities for additional information.

Performance Stock
Performance based restricted stock units (“PSUs”) and performance based shares of restricted stock (“PRSAs”) granted to employees under the 2012 Plan typically vest over 1 to 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. PRSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied. PSUs and PRSAs are not considered issued or outstanding common stock until they vest. PSUs that are granted to our executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures our performance against that of our competitors.

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

On September 29, 2017, the Company amended the October 18, 2016 grant of 100,000 target PSUs by (i) eliminating 33,333 (at target level) of the 100,000 target PSUs that were scheduled to vest, if at all, on October 17, 2019 and (ii) issuing Mr. Rittichier 33,333 (at target level) PRSAs that were originally subject to the PSU award and that had a grant date fair value of $0.4 million.

The PRSAs will vest based on a combination of the relative total shareholder return of EMCORE’s stock compared to the Russell Microcap Index and the executive's continued employment. The total number of shares to be issued to each individual ranges from zero (0) to 200% of the target PRSAs granted. Between zero (0) and 200% of one third of the target PRSAs will vest, if at all, on October 17, 2019.

The following table summarizes the activity related to PSUs and PRSAs for the fiscal year ended September 30, 2017:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2016	—	$0.00	—	$0.00
Granted	366,849	$8.34	33,333	$12.25
Vested	—	$0.00	—	$0.00
Canceled	(33,333)	$7.34	—	$0.00
Forfeited	(4,808)	$13.36	—	$0.00
Non-vested as of September 30, 2017	328,708	$8.36	33,333	$12.25

As of September 30, 2017, there was approximately $1.4 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.2 years. The 0.3 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $2.7 million and a weighted average remaining contractual term of 1.2 years. For the fiscal years ended September 30, 2017, 2016 and 2015, there were no PSUs vested. There were no PSUs granted during the fiscal years ended September 30, 2016 and 2015.

As of September 30, 2017, there was approximately $0.4 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 2.0 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Employee stock options	$45	$38	$194
Restricted stock units and awards	1,643	1,683	2,658
Performance stock units and awards	1,367	—	—
Employee stock purchase plan	300	223	143
401(k) match in common stock	—	—	284
Outside director fees in common stock	247	218	341
Total stock-based compensation expense	$3,602	$2,162	$3,620

Stock-based Compensation Expense - by expense type	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
Cost of revenue	$492	$345	$341
Selling, general, and administrative	2,605	1,445	2,847
Research and development	505	372	432
Total stock-based compensation expense	$3,602	$2,162	$3,620

For the fiscal year ended September 30, 2017, total stock-based compensation expense did not agree with the amount listed on our statements of shareholders' equity due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside directors' fees. For the fiscal year ended September 30, 2016, total stock-based compensation expense did not agree with the amount listed on our statements of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside directors' fees and due to reclassification of stock-based compensation expense related to discontinued operations. For the fiscal year ended September 30, 2015, total stock-based compensation expense did not agree with the amount listed on our statements of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside directors' fees and our 401(k) company match and due to reclassification of stock-based compensation expense related to discontinued operations.

The stock-based compensation expense above relates to continuing operations. Stock-based compensation within selling, general and administrative expense was higher for the fiscal year ended September 30, 2017 due to stock-based compensation expense associated with the grants of PSUs and PRSAs. Included within discontinued operations is $0, $(77,000) and $1.0 million of stock based compensation expense for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2017, we had 33.9 million and 27.0 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2017 and 2016.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the fiscal years ended September 30, 2017, 2016 and 2015 was approximately $0.5 million, $0.4 million and $0.2 million, respectively. For the fiscal year ended September 30, 2015, we contributed approximately $0.3 million in common stock to the savings plan. All participant accounts had their holdings in Company stock liquidated as of December 3, 2015.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the Fiscal Years Ended September 30,
(in thousands, except per share)	2017	2016	2015
Numerator:
Income from continuing operations	$8,221	$2,619	$(2,272)
(Loss) income from discontinued operations	14	5,647	65,372
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	8,235	8,266	63,100
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	26,659	25,979	30,012
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	885	539	—
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,544	26,518	30,012

Net income (loss) per basic share:
Continuing operations	$0.31	$0.10	$(0.08)
Discontinued operations	0.00	0.22	2.18
Net income per basic share	$0.31	$0.32	$2.10

Net income (loss) per diluted share:
Continuing operations	$0.30	$0.10	$(0.08)
Discontinued operations	0.00	0.21	2.18
Net income per diluted share	$0.30	$0.31	$2.10
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	398	508	1,391

Average market price of common stock	$8.92	$5.88	$5.81

For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the year ended September 30, 2017, we excluded 0.4 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the years ended September 30, 2016 and 2015, we excluded 0.5 million and 1.4 million, respectively, of weighted average outstanding stock options and RSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.

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

Per the amended ESPP, the total number of shares of common stock on which options may be granted under the ESPP are 3,250,000 shares. With the special dividend paid in July 2016, the total number of shares of common stock on which options may be granted under the ESPP were increased by 265,574 shares to a total of 3,515,574 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2017, 2016 and 2015 totaled 133,000, 193,000 and 121,000 shares, respectively. As of September 30, 2017, the total amount of common stock issued under the ESPP totaled 2,604,503 shares and the total shares remaining available for issuance under the ESPP totaled 911,071.

Future Issuances
As of September 30, 2017, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	326,798
Unvested restricted stock units	778,084
Unvested performance stock units	657,416
Purchases under the employee stock purchase plan	911,071
Issuance of stock-based awards under the Equity Plans	2,413,289
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,175,399

NOTE 15.	Geographical Information

We evaluate our reportable segment pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segment and allocates resources to the segment based on its business prospects, competitive factors, net revenue, operating results, and other non-U.S. GAAP financial ratios. Based on this evaluation, the Company operates as a single reportable segment.
Revenue: The following tables set forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Revenue by Geographic Region	For the Fiscal Years Ended September 30,
(in thousands)	2017	2016	2015
United States	$98,520	$66,436	$55,736
Asia	16,713	17,401	16,885
Europe	7,015	7,618	8,249
Other	647	543	815
Total revenue	$122,895	$91,998	$81,685

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented 71% of our consolidated revenue for the fiscal year ended September 30, 2017. Revenue from three of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2016. Revenue from four of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2015.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of September 30, 2017 and September 30, 2016, approximately 46% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 16.	Selected Quarterly Financial Information (unaudited)

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2017
(in thousands, except income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2016	2017	2017	2017
Revenue	$30,176	$32,591	$30,952	$29,176
Cost of revenue	20,133	21,553	20,110	18,565
Gross profit	10,043	11,038	10,842	10,611
Operating expense (income):
Selling, general, and administrative	5,578	5,672	5,815	5,181
Research and development	2,199	3,141	3,340	3,862
Impairments	—	468	—	38
Gain from change in estimate on ARO obligation	—	—	—	(45)
Gain on sale of assets	—	—	(322)	(134)
Total operating expense	7,777	9,281	8,833	8,902
Operating income	2,266	1,757	2,009	1,709
Other income (expense):
Interest income, net	23	46	77	99
Foreign exchange (loss) gain	(403)	44	53	388
Other income	—	—	316	—
Total other (expense) income	(380)	90	446	487
Income from continuing operations before income tax (expense) benefit	1,886	1,847	2,455	2,196
Income tax (expense) benefit	(120)	8	(19)	(32)
Income from continuing operations	1,766	1,855	2,436	2,164
Loss from discontinued operations, net of tax	(9)	(7)	(11)	41
Net income	$1,757	$1,848	$2,425	$2,205
Per share data:
Net income per basic share:
Continuing operations	$0.07	$0.07	$0.09	$0.08
Discontinued operations	0.00	0.00	0.00	0.00
Net income per basic share	$0.07	$0.07	$0.09	$0.08
Net income per diluted share:
Continuing operations	$0.07	$0.07	$0.09	$0.08
Discontinued operations	0.00	0.00	0.00	0.00
Net income per diluted share	$0.07	$0.07	$0.09	$0.08
Weighted-average number of basic shares outstanding	26,279	26,622	26,833	26,904
Weighted-average number of diluted shares outstanding	27,039	27,585	27,816	27,768

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2016
(in thousands, except income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2015	2016	2016	2016
Revenue	$22,490	$21,532	$22,376	$25,600
Cost of revenue	15,089	14,510	14,964	16,481
Gross profit	7,401	7,022	7,412	9,119
Operating expense (income):
Selling, general, and administrative	4,821	4,825	6,125	4,963
Research and development	2,560	2,564	2,405	2,392
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	—	(2,599)	—
Gain on sale of assets	—	—	(41)	—
Total operating expense	7,381	7,389	5,890	7,355
Operating income (loss)	20	(367)	1,522	1,764
Other income (expense):
Interest (expense) income, net	(17)	25	32	48
Foreign exchange (loss) gain	(135)	25	(201)	(83)
Total other (expense) income	(152)	50	(169)	(35)
Loss from continuing operations before income tax (expense) benefit	(132)	(317)	1,353	1,729
Income tax (expense) benefit	(2)	155	(175)	8
(Loss) income from continuing operations	(134)	(162)	1,178	1,737
Income from discontinued operations, net of tax	$1,121	$4,144	$123	$259
Net income	$987	$3,982	$1,301	$1,996
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.00	$(0.01)	$0.05	$0.07
Discontinued operations	0.04	0.16	0.00	0.01
Net income per basic share	$0.04	$0.15	$0.05	$0.08
Net income (loss) per diluted share:
Continuing operations	$0.00	$(0.01)	$0.05	$0.06
Discontinued operations	0.04	0.16	0.00	0.01
Net income per diluted share	$0.04	$0.15	$0.05	$0.07
Weighted-average number of basic shares outstanding	25,697	25,942	26,103	26,177
Weighted-average number of diluted shares outstanding	25,697	25,942	26,269	26,674

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
EMCORE Corporation:

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
December 5, 2017

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Management's Annual Report on Internal Control over Financial Reporting

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Management's Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

c.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
EMCORE Corporation:

We have audited EMCORE Corporation's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EMCORE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, EMCORE Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCORE Corporation and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2017, and our report dated December 5, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
December 5, 2017

ITEM 9B.    Other Information

Not Applicable.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2017. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referenced above. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Proposal 1: Election of Directors - Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11.    Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1: Election of Directors - Director Compensation for Fiscal Year 2017,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 14.     Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Fiscal Years 2017 & 2016 Auditor Fees and Services” in the Proxy Statement.

Part IV.

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended September 30, 2017, 2016, and 2015

•	Consolidated Balance Sheets as of September 30, 2017 and 2016

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

3.5	By-Laws of EMCORE Corporation, as amended through March 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 20, 2017).
4.1**	Specimen Certificate for Shares of Common Stock
4.2
Tax Benefits Preservation Plan, dated September 17, 2014, by and between EMCORE Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

4.3
Amendment No. 1 to Tax Benefits Preservation Plan, dated September 26, 2017, by and between EMCORE Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 29, 2017).

10.1
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.2†	Directors Compensation Policy (Effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016).
10.3†	Directors Compensation Policy (Effective March 17, 2017) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017).
10.4†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.5†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.6†	Form of award agreement under 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on December 14, 2015).
10.7**†	2012 Equity Incentive Plan, as amended and restated on January 19, 2017.
10.8†	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on December 14, 2015).
10.09†
Form of time-based Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (as of October 2016) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on December 7, 2016).

10.10†
Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for executive officers) (as of October 2016) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on December 7, 2016).

10.11**†	Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for non-executive officers) (as of October 2016)
10.12**†	Restricted Stock and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan entered into between the Company and Jeffrey Rittichier, with a grant date of October 18, 2016.
10.13**†
Performance-Based Restricted Stock and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan entered into between the Company and Jeffrey Rittichier, with a grant date of October 18, 2016.

10.14†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended March 5, 2014 (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on January 28, 2014).
10.15†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
10.16†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2014).

10.17†	Employment Agreement, dated June 6, 2016, by and between EMCORE Corporation and Jikun Kim (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2016).
10.18†	EMCORE Corporation Fiscal 2017 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2016).
21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

ITEM 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 5, 2017	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 5, 2017	By:	/s/ Jikun Kim
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 5, 2017.

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