Form 10-Q
period 2017-12-31
EMCORE CORP
filed 2018-02-06
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of January 31, 2018, the number of shares outstanding of our no par value common stock totaled 27,199,762.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws, and (h) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as updated by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2017

PART I. Financial Information.

ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations And Comprehensive Income
For the three months ended December 31, 2017 and 2016
(in thousands, except net (loss) income per share)
(unaudited)

	For the three months ended December 31,
	2017	2016
Revenue	$24,036	$30,176
Cost of revenue	16,122	20,133
Gross profit	7,914	10,043
Operating expense:
Selling, general, and administrative	4,819	5,578
Research and development	3,800	2,199
Loss on sale of assets	107	—
Total operating expense	8,726	7,777
Operating (loss) income	(812)	2,266
Other income (expense):
Interest income, net	111	23
Foreign exchange gain (loss)	286	(403)
Total other income (expense)	397	(380)
(Loss) income from continuing operations before income tax benefit (expense)	(415)	1,886
Income tax benefit (expense)	333	(120)
(Loss) income from continuing operations	(82)	1,766
Loss from discontinued operations, net of tax	—	(9)
Net (loss) income	$(82)	$1,757
Foreign exchange translation adjustment	253	(260)
Comprehensive income	$171	$1,497
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.00)	$0.07
Discontinued operations	—	(0.00)
Net (loss) income per basic share	$(0.00)	$0.07
Net (loss) income per diluted share:
Continuing operations	$(0.00)	$0.07
Discontinued operations	—	(0.00)
Net (loss) income per diluted share	$(0.00)	$0.07
Weighted-average number of basic shares outstanding	27,032	26,279
Weighted-average number of diluted shares outstanding	27,032	27,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2017 and September 30, 2017
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,200	$68,333
Restricted cash	33	421
Accounts receivable, net of allowance of $39 and $22, respectively	23,130	22,265
Inventory	23,401	25,139
Prepaid expenses and other current assets	8,461	8,527
Total current assets	119,225	124,685
Property, plant, and equipment, net	17,157	16,635
Non-current inventory	2,510	2,686
Other non-current assets	576	78
Total assets	$139,468	$144,084
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,414	$11,818
Accrued expenses and other current liabilities	9,206	9,825
Total current liabilities	16,620	21,643
Asset retirement obligations	1,655	1,638
Other long-term liabilities	42	29
Total liabilities	18,317	23,310
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 34,062 shares issued and 27,152 shares outstanding as of December 31, 2017; 33,938 shares issued and 27,028 shares outstanding as of September 30, 2017	731,112	730,906
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	814	561
Accumulated deficit	(563,054)	(562,972)
Total shareholders’ equity	121,151	120,774
Total liabilities and shareholders’ equity	$139,468	$144,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2017 and 2016
(in thousands)
(unaudited)

	For the three months ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(82)	$1,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion expense	1,202	758
Stock-based compensation expense	915	772
Provision adjustments related to doubtful accounts	17	—
Provision adjustments related to product warranty	58	88
Net loss on disposal of equipment	107	—
Other	(132)	—
Total non-cash adjustments	2,167	1,618
Changes in operating assets and liabilities:
Accounts receivable	(883)	(2,645)
Inventory	2,169	(4,549)
Other assets	(277)	149
Accounts payable	(4,322)	4,824
Accrued expenses and other current liabilities	(727)	(495)
Total change in operating assets and liabilities	(4,040)	(2,716)
Net cash (used in) provided by operating activities	(1,955)	659
Cash flows from investing activities:
Purchase of equipment	(1,881)	(3,242)
Proceeds from disposal of property, plant and equipment	8	—
Net cash used in investing activities	(1,873)	(3,242)
Cash flows from financing activities:
Proceeds from stock plans	16	104
Tax withholding paid on behalf of employees for stock-based awards	(724)	—
Net cash provided by financing activities	(708)	104
Effect of exchange rate changes on foreign currency	15	352
Net decrease in cash, cash equivalents and restricted cash	(4,521)	(2,127)
Cash, cash equivalents and restricted cash at beginning of period	68,754	64,870
Cash, cash equivalents and restricted cash at end of period	$64,233	$62,743
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$16	$20
Cash paid during the period for income taxes	$33	$2
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(176)	$(455)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq stock exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often far greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

We currently have one reporting segment: Fiber Optics.

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2017 has been derived from the audited consolidated financial statements as of such date as adjusted for discontinued operations. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

NOTE 2.	Recent Accounting Pronouncements and U.S. Tax Reform

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

This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The operating lease obligations at December 31, 2017 were approximately $4.1 million. Assuming an average discounted rate of 4% applied to these remaining lease payments, we estimate that the impact to our balance sheet as of October 1, 2019 upon adoption would be within the range of $2.0 million to $3.0 million due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements and related disclosures.

•
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard requires inventory to be measured at the lower of cost and net realizable value. The guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance was effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The new standard was effective for our fiscal year beginning October 1, 2017, but there was no significant impact on our condensed consolidated financial statements.

•
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede most current U.S. GAAP guidance on this topic. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of the guidance within ASU No. 2014-09 on identifying performance obligations and the licensing implementation guidance. Under the new standards, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The new standard, as amended through December 2016, will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the full retrospective or modified retrospective method. We have established a cross-functional coordinated implementation team to implement ASU 2014-09. We are in the process of identifying and implementing changes to our systems, processes and internal controls to meet the reporting and disclosure requirements.

Upon evaluation, we believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon the evaluation completed to date, the Company believes that the pattern of revenue recognition for these revenue streams will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, which is consistent with current guidance. The Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s financial statements and related disclosures. As of December 31, 2017, the Company intends to adopt ASU 2014-09 utilizing a modified retrospective method on October 1, 2018.
U.S. Tax Reform

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 25% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. However, the Tax Act provides for a credit for historical Alternative Minimum Taxes (“AMT”) paid against future taxes. As a result, the Company has taken a tax benefit of $0.5 million in the three months ended December 31, 2017 for historical AMT payments. In addition, the Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. For the three months ended December 31, 2017, the elimination of the manufacturing deduction and credit for certain foreign taxes paid did not result in a significant impact on our financial statements.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. Due to historical foreign losses and a full valuation allowance on our deferred tax assets as of September 30, 2017, these transitional impacts did not result in an impact on our financial statements for the three months ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

NOTE 3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of condensed consolidated cash flows:

	As of	As of	As of
(in thousands)	December 31, 2017	September 30, 2017	December 31, 2016
Cash	$3,769	$8,054	$2,215
Cash equivalents	$60,431	$60,279	$59,966
Restricted cash	33	421	562
Total cash, cash equivalents and restricted cash	$64,233	68,754	62,743

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of December 31, 2017 and 2016, and September 30, 2017.

NOTE 4.	Fair Value Accounting

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

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	December 31, 2017	September 30, 2017
Accounts receivable, gross	$23,169	$22,287
Allowance for doubtful accounts	(39)	(22)
Accounts receivable, net	$23,130	$22,265

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three months ended December 31, 2017 and 2016.

Allowance for Doubtful Accounts (in thousands)	For the three months ended December 31,
	2017	2016
Balance at beginning of period	$22	$36
Provision adjustment - expense, net of recoveries	17	—
Write-offs and other adjustments - deductions to receivable balances	—	(3)
Balance at end of period	$39	$33

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	December 31, 2017	September 30, 2017
Raw materials	$13,663	$15,826
Work in-process	6,015	6,586
Finished goods	6,233	5,413
Inventory balance at end of period	$25,911	$27,825
Current portion	$23,401	$25,139
Non-Current portion	$2,510	$2,686

The non-current inventory balance of $2.5 million and $2.7 million as of December 31, 2017 and September 30, 2017, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	December 31, 2017	September 30, 2017
Equipment	$31,622	$31,507
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,927	2,974
Leasehold improvements	2,444	2,330
Construction in progress	4,339	4,539
Property, plant, and equipment, gross	$42,441	42,459
Accumulated depreciation	(25,284)	(25,824)
Property, plant, and equipment, net	$17,157	$16,635

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	December 31, 2017	September 30, 2017
Compensation	$2,537	$3,904
Warranty	713	684
Professional fees	395	653
Customer deposits	16	20
Income and other taxes	4,309	2,920
Severance and restructuring accruals	488	628
Other	748	1,016
Accrued expenses and other current liabilities	$9,206	$9,825

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Income and other taxes: For the three months ended December 31, 2017, the Company recorded approximately $0.3 million of income tax benefit from continuing operations and $0 of income tax benefit within income from discontinued operations. For the three months ended December 31, 2016, the Company recorded $120,000 of income tax expense from continuing operations income and $0 of income tax expense within income from discontinued operations. The income tax benefit (expense) within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. Income and other taxes also includes foreign income and value added taxes.

Severance and restructuring accruals: In an effort to better align our current and future business operations, in November 2016, the Company announced a reduction in the workforce of approximately 5 individuals and recorded a charge of $0.2 million in the three months ended December 31, 2016 related to the outsourcing of our satellite communications assembly operations.

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

(in thousands)	Severance-related accruals
Balance as of September 30, 2017	$628
Expense - charged to accrual	41
Payments and accrual adjustments	(181)
Balance as of December 31, 2017	$488

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended December 31,
(in thousands)	2017	2016
Balance at beginning of period	$684	$871
Provision for product warranty - expense	58	88
Adjustments and utilization of warranty accrual	(29)	(168)
Balance at end of period	$713	$791

NOTE 9.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On November 10, 2015, we entered into a Seventh Amendment of the Credit Facility which extended the maturity date of the facility to November 2018. On July 27, 2017, we entered into a Ninth Amendment of the Credit Facility which adjusted the interest rate to LIBOR plus 1.75%. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, and other general corporate purposes.

As of December 31, 2017, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of December 31, 2017, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $9.1 million available for borrowing. As of January 31, 2018, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

NOTE 10.	Income and other Taxes

For the three months ended December 31, 2017 and 2016, the Company recorded income tax benefit (expense) from continuing operations of approximately $0.3 million and $(0.1) million, respectively. For the three months ended December 31, 2017 and 2016, the Company recorded no income tax benefit from discontinued operations. Income tax benefit for the three months ended December 31, 2017 is primarily comprised of the effect of the Tax Act which eliminates AMT and will result in a refund to the Company of amounts paid in prior fiscal years. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended December 31, 2017 and 2016, the effective tax rate on continuing operations was (80.2)% and 6.4%, respectively. The higher tax rate for the three months ended December 31, 2017 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid. The lower tax rate for the three months ended December 31, 2016 compared to the current period was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of December 31, 2017 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.
All deferred tax assets have a full valuation allowance at December 31, 2017. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2017 and 2016, there were no material increases or decreases in unrecognized tax benefits. As of December 31, 2017 and September 30, 2017, we had approximately $0.4 million and $0.3 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. Interest that is accrued on tax liabilities is recorded within interest expense on the income statement.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2017 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan). The Company has submitted the extension of the Rights Plan to shareholders for approval at the Company's 2018 annual meeting of shareholders, which is scheduled to be held on March 16, 2018. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was $0.3 million for the three months ended December 31, 2017 and 2016. There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligation: We have known conditional Asset Retirement Obligations (“AROs”) such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities. The fair value of the ARO is also capitalized as property, plant and equipment.

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three months ended December 31, 2017 and 2016. Accretion expense of $17,000 was recorded during the three months ended December 31, 2017 and 2016.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. Several leases related to these facilities expired in 2011, and were being maintained on a month-to-month basis. In September 2017, a new lease for four of the six buildings was signed, which was effective on October 1, 2017. The new lease extends the terms of the lease for three years plus a three year option to extend the lease through September 2023. In connection with the lease agreement, the Company has recorded an ARO liability at December 31, 2017 and September 30, 2017 of $1.7 million and $1.6 million, respectively.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. On January 24, 2018, the Court granted final approval of the formal settlement agreement entered into between the parties and ordered the parties to prepare and file a proposed judgment by February 7, 2018. As of December 31, 2017, the $0.3 million settlement remains outstanding. During the three months ended December 31, 2016, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
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

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2017	326,798	$19.54
Granted	—	—
Exercised	(3,479)	$4.50		$13
Forfeited	(780)	$4.22
Expired	(12,941)	$27.59
Outstanding as of December 31, 2017	309,598	$19.41	1.70	$143
Exercisable as of December 31, 2017	267,946	$21.71	0.76	$67
Vested and expected to vest as of December 31, 2017	309,598	$19.41	1.70	$143

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the three months ended December 31, 2016, the intrinsic value of options exercised was $0.1 million.

As of December 31, 2017, there was approximately $0.1 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.6 years.

Valuation Assumptions
There were no stock option grants for the three months ended December 31, 2017 and 2016.

Time-Based Restricted Stock
Time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted to employees under the 2010 Plan and 2012 Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied.

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the three months ended December 31, 2017:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	778,084	$5.91	8,154	$8.20
Granted	224,600	$6.73	—	$0.00
Vested	(40,095)	$7.09	—	$0.00
Forfeited	(7,580)	$4.02	—	$0.00
Non-vested as of December 31, 2017	955,009	$6.07	8,154	$8.20

As of December 31, 2017, there was approximately $4.4 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.5 years. The 1.0 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $6.2 million and a weighted average remaining contractual term of 1.5 years. For the three months ended December 31, 2017 and 2016, the intrinsic value of RSUs vested was approximately $0.3 million and $32,000, respectively. For the three months ended December 31, 2016, the weighted average grant date fair value of RSUs granted was $7.29.

As of December 31, 2017, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 2.8 years.

On December 28, 2017, the Company granted our CEO, Jeffrey Rittichier, our Senior Vice President of Engineering, Albert Lu, and our Vice President of Sales, David Wojciechowski, 40,000, 14,000 and 10,000 RSUs with a grant date fair value of $0.3 million, $0.1 million and $0.1 million, respectively, that will vest in 4 equal annual installments beginning on December 28, 2018.

Performance Stock
Performance based restricted stock units (“PSUs”) and performance based shares of restricted stock (“PRSAs”) granted to employees under the 2012 Plan typically vest over 1 to 3 years and are subject to forfeiture in whole, if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied, in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest. PRSAs are considered issued and outstanding on the grant date (at 200% of the target number of shares) and are subject to forfeiture if specified vesting conditions are not satisfied. PSUs and PRSAs that are granted to our executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures our performance against that of our competitors.

The following table summarizes the activity related to PSUs and PRSAs for the three months ended December 31, 2017:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	328,708	$8.36	33,333	$12.25
Granted	240,164	$7.62	—	$0.00
Vested	(166,058)	$6.86	—	$0.00
Non-vested as of December 31, 2017	402,814	$8.54	33,333	$12.25

As of December 31, 2017, there was approximately $2.5 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 2.1 years. The 0.4 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $2.6 million and a weighted average remaining contractual term of 2.1 years. For the three months ended December 31, 2017, the intrinsic value of PSUs vested was approximately $1.4 million.

As of December 31, 2017, there was approximately $0.4 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 1.8 years.

On December 28, 2017, the Company granted Messrs. Rittichier, Lu and Wojciechowski, 40,000, 14,000 and 10,000 PSUs with a grant date fair value of $0.3 million, $0.1 million and $0.1 million, respectively. The PSUs issued will vest based on a combination of the relative total shareholder return of EMCORE’s stock compared to the Russell Microcap Index and the executive's continued employment. The total number of shares to be issued to each individual ranges from zero (0) to 200% of the target PSUs granted. Between zero (0) and 200% of the target PSUs will vest, if at all, on December 28, 2020.

On December 28, 2017, in addition to the PSUs granted to Messrs. Rittichier, Lu and Wojciechowski, the Company granted 108,500 target PSUs with a grant date fair value of $0.9 million to certain key non-executive employees. The PSUs issued will vest based on a combination of the relative total shareholder return of EMCORE’s stock compared to the Russell Microcap Index and the employee's continued employment. The total number of shares to be issued to each individual may range from zero (0) to 200% of the target PSUs granted. Between zero (0) and 200% of the target PSUs granted will vest, if at all, on December 28, 2020.

Stock-based compensation.

The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended December 31,
(in thousands)	2017	2016
Employee stock options	$10	$11
Restricted stock units and awards	451	354
Performance stock units and awards	289	268
Employee stock purchase plan	86	52
Outside director fees in common stock	79	78
Total stock-based compensation expense	$915	$763

Stock-based Compensation Expense - by expense type	For the three months ended December 31,
(in thousands)	2017	2016
Cost of revenue	$139	$93
Selling, general, and administrative	638	570
Research and development	138	100
Total stock-based compensation expense	$915	$763

The stock-based compensation expense above relates to continuing operations. Included within discontinued operations is $0 and $9,000 of stock based compensation expense for the three months ended December 31, 2017 and 2016, respectively.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended December 31, 2017 and 2016 was approximately $0.1 million.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

Basic and Diluted Net (Loss) Income Per Share	For the three months ended December 31,
(in thousands, except per share)	2017	2016
Numerator:
(Loss) income from continuing operations	$(82)	$1,766
Loss from discontinued operations	—	(9)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(82)	1,757
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	27,032	26,279
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	—	760
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,032	27,039

Net (loss) income per basic share:
Continuing operations	$(0.00)	$0.07
Discontinued operations	0.00	(0.00)
Net (loss) income per basic share	$(0.00)	$0.07

Net (loss) income per diluted share:
Continuing operations	$(0.00)	$0.07
Discontinued operations	0.00	0.00
Net (loss) income per diluted share	$(0.00)	$0.07
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	911	529

Average market price of common stock	$7.50	$6.88

For diluted (loss) income per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three months ended December 31, 2017 due to the Company incurring a net loss for the period. For the three months ended December 31, 2016, we excluded 0.5 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (“ESPP”) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last trading day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or $25,000.

Future Issuances
As of December 31, 2017, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	309,598
Unvested restricted stock units	955,009
Unvested performance stock units	805,628
Purchases under the employee stock purchase plan	911,071
Issuance of stock-based awards under the Equity Plans	1,882,779
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,952,826

NOTE 13.	Geographical Information

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

Revenue by Geographic Region	For the three months ended December 31,
(in thousands)	2017	2016
United States	$20,079	$24,754
Asia	2,657	3,719
Europe	1,227	1,630
Other	73	73
Total revenue	$24,036	$30,176

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two and three of our significant customers represented 63% and 74% of our consolidated revenue for the three months ended December 31, 2017 and 2016, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of December 31, 2017 and September 30, 2017, approximately 48% and 46%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended December 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue	67.1	66.7
Gross profit	32.9	33.3
Operating expense:
Selling, general, and administrative	20.0	18.5
Research and development	15.8	7.3
Loss on sale of assets	0.5	—
Total operating expense	36.3	25.8
Operating (loss) income	(3.4)	7.5
Other income (expense):
Interest income, net	0.5	0.1
Foreign exchange gain (loss)	1.2	(1.3)
Total other income (expense)	1.7	(1.2)
(Loss) income from continuing operations before income tax benefit (expense)	(1.7)	6.3
Income tax benefit (expense)	1.4	(0.4)
(Loss) income from continuing operations	(0.3)	5.9
Loss from discontinued operations, net of tax	—	—
Net (loss) income	(0.3)%	5.9%

Comparison of Financial Results for the Three Months Ended December 31, 2017 and 2016

(in thousands, except percentages)	For the three months ended December 31,
	2017	2016	$ Change	% Change
Revenue	$24,036	$30,176	$(6,140)	(20.3)%
Cost of revenue	16,122	20,133	(4,011)	(19.9)%
Gross profit	7,914	10,043	(2,129)	(21.2)%
Operating expense:
Selling, general, and administrative	4,819	5,578	(759)	(13.6)%
Research and development	3,800	2,199	1,601	72.8%
Loss on sale of assets	107	—	107	N/A
Total operating expense	8,726	7,777	949	12.2%
Operating (loss) income	(812)	2,266	(3,078)	(135.8)%
Other income (expense):
Interest income, net	111	23	88	382.6%
Foreign exchange gain (loss)	286	(403)	689	171.0%
Total other income (expense)	397	(380)	777	204.5%
(Loss) income from continuing operations before income tax expense	(415)	1,886	(2,301)	(122.0)%
Income tax expense	333	(120)	453	377.5%
(Loss) income from continuing operations	(82)	1,766	(1,848)	(104.6)%
Loss from discontinued operations, net of tax	—	(9)	9	100.0%
Net (loss) income	$(82)	$1,757	$(1,839)	(104.7)%

Revenue

For the three months ended December 31, 2017, revenue decreased 20.3% compared to the same period in the prior year driven by lower sales volume of our CATV components and RFOG products primarily to U.S. customers partially offset by increases in chip product revenue.

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

Consolidated gross margins were 32.9% and 33.3% for the three months ended December 31, 2017 and 2016, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended December 31, 2017 and 2016.

For the three months ended December 31, 2017, gross margins decreased by 21.2% when compared to the same period in the prior year. The decrease in gross margins for the three months ended December 31, 2017 compared to the same period in 2016 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher manufacturing labor and expenses as a percentage of our revenues.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million during the three months ended December 31, 2017 and 2016.

SG&A expense for the three months ended December 31, 2017 was lower than the amount reported in the same period in 2016 primarily due to lower compensation costs, severance, employee benefits and professional services.

As a percentage of revenue, SG&A expenses were 20.0% and 18.5% for the three months ended December 31, 2017 and 2016, respectively. The increase in SG&A expense as a percentage of revenue in the three months ended December 31, 2017 compared to the same period in 2016 is due to the decrease in revenues in the three months ended December 31, 2017.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million during the three months ended December 31, 2017 and 2016.

R&D expense for the three months ended December 31, 2017 was higher than the amounts reported in the same period in 2016 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 15.8% and 7.3% for the three months ended December 31, 2017 and 2016, respectively. The increase in R&D expense as a percentage of revenue in the three months ended December 31, 2017 compared to the same period in 2016 is due to the decrease in revenues and higher R&D expense in the three months ended December 31, 2017.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (3.4)% and 7.5% for the three months ended December 31, 2017 and 2016, respectively. The decrease in operating (loss) income as a percentage of revenue in the three months ended December 31, 2017 compared to the same period in 2016 is due to the decrease in revenues and operating income in the three months ended December 31, 2017.

Other Income (Expense)

Interest Income, net
During the three months ended December 31, 2017 and 2016, we recorded $0.2 million and $0.1 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility. Interest income for the three months ended December 31, 2017 was higher than the amount reported in the same period in 2016 due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the three months ended December 31, 2017, the Company recorded income tax benefit from continuing operations of approximately $0.3 million, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily comprised of the effect of recent changes in tax laws in December 2017 that eliminates Alternative Minimum Taxes. See Note 10 - Income Taxes in the notes to the condensed consolidated financial statements for additional disclosures.

For the three months ended December 31, 2016, the Company recorded income tax expense from continuing operations of approximately $0.1 million and $0 of income tax expense within income from discontinued operations.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2107 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan). The Company has submitted the extension of the Rights Plan to shareholders for approval at the Company's 2018 annual meeting of shareholders, which is scheduled to be held on March 16, 2018. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

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

As of December 31, 2017, cash and cash equivalents totaled $64.2 million and net working capital totaled approximately $102.6 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Mirasol Settlements: In January 2017, we entered into an agreement to settle all outstanding claims of the Mirasol class action lawsuit for $0.3 million and the wrongful termination lawsuit for $50,000 and recorded a charge during the three months ended December 31, 2016 of $0.2 million. We currently expect to pay the settlement amount in the fiscal year ending September 30, 2018. See Note 11- Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of January 31, 2018, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $9.8 million available for borrowing.

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

Cash Flow

The Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash (Used In) Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the three months ended December 31,
	2017	2016	$ Change	% Change
Net cash (used in) provided by operating activities	$(1,955)	$659	$(2,614)	(396.7)%

Fiscal 2018:
For the three months ended December 31, 2017, our operating activities used cash of $2.0 million primarily due to our net loss of $0.1 million and changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.0 million, partially offset by depreciation and accretion expense of $1.2 million, stock-based compensation expense of $0.9 million, warranty provision of $0.1 million and loss on disposal of equipment of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $0.9 million, a decrease in accounts payable of approximately $4.3 million and accrued expenses and a decrease in other liabilities of $0.7 million partially offset by a decrease in inventory of $2.2 million and other assets of $0.3 million.

Fiscal 2017:
For the three months ended December 31, 2016, our operating activities provided cash of $0.7 million primarily due to our net income of $1.8 million, depreciation and accretion expense of $0.8 million, stock-based compensation expense of $0.8 million and warranty provision of $0.1 million partially offset by decreases in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $2.7 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $2.6 million and inventory of $4.5 million, and a decrease in accrued expenses and other liabilities of $0.5 million partially offset by a decrease in other assets of $0.1 million and an increase in accounts payable of approximately $4.8 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the three months ended December 31,
	2017	2016	$ Change	% Change
Net cash used in investing activities	$(1,873)	$(3,242)	$1,369	42.2%

Fiscal 2018:
For the three months ended December 31, 2017, our investing activities used $1.9 million of cash for capital related expenditures.

Fiscal 2017:
For the three months ended December 31, 2016, our investing activities used $3.2 million of cash for capital related expenditures.

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the three months ended December 31,
	2017	2016	$ Change	% Change
Net cash (used in) provided by financing activities	$(708)	$104	$(812)	(780.8)%

Fiscal 2018:
For the three months ended December 31, 2017, our financing activities used cash of $0.7 million primarily for tax withholding paid on behalf of employees for stock-based awards.

Fiscal 2017:
For the three months ended December 31, 2016, our financing activities provided cash of $0.1 million from proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2018 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$13,383	$13,246	$137	$—	$—
Asset retirement obligations	1,860	—	40	59	1,761
Operating lease obligations	4,120	632	1,592	1,254	642
Total contractual obligations and commitments	$19,363	$13,878	$1,769	$1,313	$2,403

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of December 31, 2017, we had unrecognized tax benefits of $0.4 million.

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

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risks
On November 11, 2010, we entered into a Credit Facility with Wells Fargo Bank, N.A.. The Credit Facility, as it has been amended through its ninth amendment, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities for additional information related to our bank Credit Facility. As of December 31, 2017, we had no borrowings outstanding under our Credit Facility. As of December 31, 2017, the Credit Facility had $0.5 million reserved for one outstanding stand-by letter of credit, leaving a remaining $9.1 million borrowing availability balance under this Credit Facility. As of January 31, 2018, there was no outstanding balance under the Credit Facility and $0.5 million was reserved for one outstanding stand-by letter of credit.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 11 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Annual Report on Form 10-K on December 6, 2017. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits and Financial Statement Schedules

10.1**†	Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for executive officers) (as of December 2017).
10.2†	EMCORE Corporation Fiscal 2018 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 17, 2017).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 6, 2018	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2018	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)