Form 10-Q
period 2018-03-31
EMCORE CORP
filed 2018-05-03
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 30, 2018, the number of shares outstanding of our no par value common stock totaled 27,457,560.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws, and (h) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as updated by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2018

PART I. Financial Information.

ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended March 31, 2018 and 2017
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Revenue	$18,623	$32,591	$42,659	$62,767
Cost of revenue	13,676	21,553	29,798	41,686
Gross profit	4,947	11,038	12,861	21,081
Operating expense:
Selling, general, and administrative	5,644	5,672	10,463	11,250
Research and development	3,300	3,141	7,100	5,340
Impairments	—	468	—	468
(Gain) loss on sale of assets	(68)	—	39	—
Total operating expense	8,876	9,281	17,602	17,058
Operating (loss) income	(3,929)	1,757	(4,741)	4,023
Other income (expense):
Interest income, net	163	46	274	69
Foreign exchange gain (loss)	526	44	812	(359)
Total other income (expense)	689	90	1,086	(290)
(Loss) income from continuing operations before income tax benefit (expense)	(3,240)	1,847	(3,655)	3,733
Income tax benefit (expense)	169	8	502	(112)
(Loss) income from continuing operations	(3,071)	1,855	(3,153)	3,621
Loss from discontinued operations, net of tax	—	(7)	—	(16)
Net (loss) income	$(3,071)	$1,848	$(3,153)	$3,605
Foreign exchange translation adjustment	121	276	374	16
Comprehensive (loss) income	$(2,950)	$2,124	$(2,779)	$3,621
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.11)	$0.07	$(0.12)	$0.14
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per basic share	$(0.11)	$0.07	$(0.12)	$0.14
Net (loss) income per diluted share:
Continuing operations	$(0.11)	$0.07	$(0.12)	$0.13
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per diluted share	$(0.11)	$0.07	$(0.12)	$0.13
Weighted-average number of basic shares outstanding	27,197	26,622	27,113	26,449
Weighted-average number of diluted shares outstanding	27,197	27,585	27,113	27,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2018 and September 30, 2017
(in thousands)
(unaudited)

	As of	As of
	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65,477	$68,333
Restricted cash	52	421
Accounts receivable, net of allowance of $95 and $22, respectively	17,767	22,265
Inventory	23,726	25,139
Prepaid expenses and other current assets	10,985	8,527
Total current assets	118,007	124,685
Property, plant, and equipment, net	16,728	16,635
Non-current inventory	2,779	2,686
Other non-current assets	791	78
Total assets	$138,305	$144,084
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,848	$11,818
Accrued expenses and other current liabilities	10,626	9,825
Total current liabilities	17,474	21,643
Asset retirement obligations	1,631	1,638
Other long-term liabilities	56	29
Total liabilities	19,161	23,310
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 34,368 shares issued and 27,458 shares outstanding as of March 31, 2018; 33,938 shares issued and 27,028 shares outstanding as of September 30, 2017	732,055	730,906
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	935	561
Accumulated deficit	(566,125)	(562,972)
Total shareholders’ equity	119,144	120,774
Total liabilities and shareholders’ equity	$138,305	$144,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	For the six months ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(3,153)	$3,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,605	1,685
Stock-based compensation expense	1,848	1,581
Provision adjustments related to doubtful accounts	75	7
Provision adjustments related to product warranty	282	303
Impairments of equipment	—	468
Net loss on disposal of equipment	39	—
Other	(643)	574
Total non-cash adjustments	4,206	4,618
Changes in operating assets and liabilities:
Accounts receivable	4,422	975
Inventory	2,041	(2,357)
Other assets	(2,812)	(1,582)
Accounts payable	(4,923)	1,489
Accrued expenses and other current liabilities	304	1,035
Total change in operating assets and liabilities	(968)	(440)
Net cash provided by operating activities	85	7,783
Cash flows from investing activities:
Purchase of equipment	(2,735)	(4,567)
Proceeds from disposal of property, plant and equipment	77	—
Net cash used in investing activities	(2,658)	(4,567)
Cash flows from financing activities:
Proceeds from stock plans	442	779
Tax withholding paid on behalf of employees for stock-based awards	(1,139)	—
Net cash (used in) provided by financing activities	(697)	779
Effect of exchange rate changes on foreign currency	45	(67)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,225)	3,928
Cash, cash equivalents and restricted cash at beginning of period	68,754	64,870
Cash, cash equivalents and restricted cash at end of period	$65,529	$68,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$31	$38
Cash paid during the period for income taxes	$130	$79
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(235)	$(255)
Issuance of common stock to Board of Directors	$—	$410
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and six months ended March 31, 2018
(unaudited)

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

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2017 has been derived from the audited consolidated financial statements as of such date as adjusted for discontinued operations. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

•
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted.  We are evaluating the impact the adoption of the new standard will have on our Condensed Consolidated Financial Statements and related disclosures.

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

This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company's operating lease obligations at March 31, 2018 were approximately $3.9 million. Assuming an average discounted rate of 4% applied to these remaining lease payments, we estimate that the impact to our balance sheet as of October 1, 2019 upon adoption would be within the range of $2.0 million to $3.0 million due to recognition of the right-of-use asset and lease liability related to current operating leases. The Company is continuing to evaluate the effect of this update on its consolidated financial statements and related disclosures.

•
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This ASU is effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for our fiscal year beginning October 1, 2018. The Company does not anticipate the adoption will have a material impact on our consolidated condensed financial statements and related disclosures.

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

•
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede most current U.S. GAAP guidance on this topic. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of the guidance within ASU No. 2014-09 on identifying performance obligations and the licensing implementation guidance. Under the new standards, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The new standard, as amended through December 2016, will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the full retrospective or modified retrospective method. We have established a cross-functional implementation team to implement ASU 2014-09. We continue to identify and implement changes to our systems, processes and internal controls to meet the reporting and disclosure requirements upon adoption as of October 1, 2018.

We believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon the evaluation completed to date, the Company believes that the pattern of revenue recognition for these revenue streams will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, which is consistent with current guidance. The Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s condensed consolidated financial statements and related disclosures. As of March 31, 2018, the Company intends to adopt ASU 2014-09 utilizing a modified retrospective method on October 1, 2018.

U.S. Tax Reform

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 25% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. However, the Tax Act provides for a credit for historical Alternative Minimum Taxes (“AMT”) paid against future taxes. As a result, the Company has taken a tax benefit of $0.5 million in the six months ended March 31, 2018 for historical AMT payments. In addition, the Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. For the six months ended March 31, 2018, the elimination of the manufacturing deduction and credit for certain foreign taxes paid did not result in a significant impact on our condensed consolidated financial statements.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. Due to historical foreign losses and a full valuation allowance on our deferred tax assets as of September 30, 2017, these transitional impacts did not result in an impact on our condensed consolidated financial statements for the three and six months ended March 31, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

NOTE 3.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of condensed consolidated cash flows:

	As of	As of	As of
(in thousands)	March 31, 2018	September 30, 2017	March 31, 2017
Cash	$4,854	$8,054	$8,565
Cash equivalents	$60,623	$60,279	$60,040
Restricted cash	52	421	193
Total cash, cash equivalents and restricted cash	$65,529	68,754	68,798

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of March 31, 2018 and 2017, and September 30, 2017.

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

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	March 31, 2018	September 30, 2017
Accounts receivable, gross	$17,862	$22,287
Allowance for doubtful accounts	(95)	(22)
Accounts receivable, net	$17,767	$22,265

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three and six months ended March 31, 2018 and 2017.

Allowance for Doubtful Accounts (in thousands)	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$39	$33	$22	$36
Provision adjustment - expense, net of recoveries	58	7	75	7
Write-offs and other adjustments - deductions to receivable balances	(2)	(27)	(2)	(30)
Balance at end of period	$95	$13	$95	$13

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	March 31, 2018	September 30, 2017
Raw materials	$13,352	$15,826
Work in-process	5,121	6,586
Finished goods	8,032	5,413
Inventory balance at end of period	$26,505	$27,825
Current portion	$23,726	$25,139
Non-Current portion	$2,779	$2,686

The non-current inventory balance of $2.8 million and $2.7 million as of March 31, 2018 and September 30, 2017, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	March 31, 2018	September 30, 2017
Equipment	$35,014	$31,507
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,910	2,974
Leasehold improvements	1,789	2,330
Construction in progress	1,796	4,539
Property, plant, and equipment, gross	$42,618	42,459
Accumulated depreciation	(25,890)	(25,824)
Property, plant, and equipment, net	$16,728	$16,635

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

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	March 31, 2018	September 30, 2017
Compensation	$2,635	$3,904
Warranty	837	684
Professional fees	445	653
Customer deposits	10	20
Income and other taxes	4,882	2,920
Severance and restructuring accruals	724	628
Other	1,093	1,016
Accrued expenses and other current liabilities	$10,626	$9,825

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Income and other taxes: For the three months ended March 31, 2018, the Company recorded approximately $169,000 of income tax benefit from continuing operations and $0 of income tax benefit within income from discontinued operations. For the three months ended March 31, 2017, the Company recorded income tax benefit of $8,000 and $0 within income from continuing operations and discontinued operations, respectively. For the six months ended March 31, 2018, the Company recorded approximately $0.5 million of income tax benefit from continuing operations and $0 of income tax benefit within income from discontinued operations. For the six months ended March 31, 2017, the Company recorded income tax expense of $0.1 million from continuing operations and $0 of income tax benefit within income from discontinued operations. The income tax benefit (expense) within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. Income and other taxes also includes foreign income and value added taxes.

Severance and restructuring accruals: In an effort to better align our current and future business operations, in November 2016, the Company announced a reduction in the workforce of approximately 5 individuals and recorded a charge of $0.2 million in the six months ended March 31, 2017 related to the outsourcing of our satellite communications assembly operations.

In March 2017, the Company announced an additional workforce reduction of approximately 14 individuals and recorded a charge of $0.1 million in the three and six months ended March 31, 2017 related to the outsourcing of a portion of our wafer fabrication lab. During the fiscal year ended September 30, 2017, the Company recorded an additional charge of $0.4 million for six additional individuals related to the March 2017 workforce reduction. Also, in March 2017, in connection with our anticipated opening later in fiscal year 2017 of a new manufacturing facility in China to reduce costs and improve efficiency, we accrued for a workforce reduction of approximately 265 individuals and recorded a charge of $0.5 million in the three and six months ended March 31, 2017. During the fiscal year ended September 30, 2017, the Company recorded an additional charge of $0.4 million for the workforce reduction of 72 additional individuals related to the opening of our new manufacturing facility in China.

In September 2017, the Company announced it would close its Ivyland, Pennsylvania location during fiscal year 2018 and reduce its workforce by approximately 11 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2017.

In connection with the closing of the Ivyland, Pennsylvania location in January 2018, we accrued for the remaining lease costs of the facility through the lease termination of February 2019. Included in selling, general and administrative expense for the three and six months ended March 31, 2018, was $0.2 million related to the remaining lease costs.

In March 2018, the Company announced an additional workforce reduction of approximately 21 individuals to better align our workforce towards our Chip Devices and Navigation Systems product lines and away from Broadbrand product lines and recorded a charge of $0.4 million in the three and six months ended March 31, 2018.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2017	$628	$—	$628
Expense - charged to accrual	493	186	679
Payments and accrual adjustments	(557)	(26)	(583)
Balance as of March 31, 2018	$564	$160	$724

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$713	$791	$684	$871
Provision for product warranty - expense	224	215	282	303
Adjustments and utilization of warranty accrual	(100)	(107)	(129)	(275)
Balance at end of period	$837	$899	$837	$899

NOTE 9.	Credit Facilities

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

As of March 31, 2018, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2018, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $7.2 million available for borrowing. As of April 30, 2018, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

NOTE 10.	Income and Other Taxes

For the three months ended March 31, 2018 and 2017, the Company recorded income tax benefit from continuing operations of approximately $0.2 million and $8,000, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded no income tax benefit from discontinued operations. For the six months ended March 31, 2018 and 2017, the Company recorded income tax benefit (expense) from continuing operations of approximately $0.5 million and $(0.1) million, respectively. For the six months ended March 31, 2018 and 2017, the Company recorded no income tax benefit from discontinued operations. Income tax benefit for the three months ended March 31, 2018 is primarily due to the current period operating loss. Income tax benefit for the six months ended March 31, 2018 is primarily comprised of the effect of the Tax Act which eliminates AMT and will result in a refund to the Company of amounts paid in prior fiscal years. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended March 31, 2018 and 2017, the effective tax rate on continuing operations was (5.2)% and 0.4%, respectively. The higher beneficial tax rate for the three months ended March 31, 2018 was primarily due to the current period benefit. The lower tax rate for the three months ended March 31, 2017 compared to the current period was primarily due to permanent differences, state tax benefits and foreign tax rate differentials.

For the six months ended March 31, 2018 and 2017, the effective tax rate on continuing operations was (13.7)% and 3.0%, respectively. The higher beneficial tax rate for the six months ended March 31, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the current period operating loss. The lower tax rate for the six months ended March 31, 2017 compared to the current period was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of March 31, 2018 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.
All deferred tax assets have a full valuation allowance at March 31, 2018. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and six months ended March 31, 2018 and 2017, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2018 and September 30, 2017, we had approximately $0.4 million and $0.3 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. Interest that is accrued on tax liabilities is recorded within interest expense on the statement of condensed consolidated statements of operations.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2017 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan), which extension was approved by the Company's shareholders at the Company's 2018 annual meeting of shareholders on March 16, 2018. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, and approximately $0.6 million and $0.7 million for the six months ended March 31, 2018 and 2017, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three and six months ended March 31, 2018 and 2017. Accretion expense of $16,000 and $17,000 was recorded during the three months ended March 31, 2018 and 2017, respectively. Accretion expense of $33,000 and $34,000 was recorded during the six months ended March 31, 2018 and 2017, respectively.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In September 2017, a new lease for four of the six buildings was signed, which was effective on October 1, 2017. The new lease extends the terms of the lease for three years plus a three year option to extend the lease through September 2023. In connection with the lease agreement, the Company has recorded an ARO liability at March 31, 2018 and September 30, 2017 of $1.7 million and $1.6 million, respectively. Leases related to the other two buildings expired in 2011, and these buildings are being occupied on a month-to-month basis.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. On January 24, 2018, the Court granted final approval of the formal settlement agreement entered into between the parties and on February 26, 2018, the Court entered final judgment. As of March 31, 2018, the $0.3 million settlement remains outstanding and is expected to be paid during the quarter ending June 30, 2018. During the six months ended March 31, 2017, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
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

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2017	326,798	$19.54
Granted	—	—
Exercised	(3,856)	$4.45		$13
Forfeited	(780)	$4.22
Expired	(160,330)	$24.27
Outstanding as of March 31, 2018	161,832	$15.28	2.98	$89
Exercisable as of March 31, 2018	125,157	$18.38	1.61	$52
Vested and expected to vest as of March 31, 2018	161,832	$15.28	2.98	$89

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the the six months ended March 31, 2017, the intrinsic value of options exercised was $0.9 million.

As of March 31, 2018, there was approximately $0.1 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.5 years.

Valuation Assumptions
There were no stock option grants for the three and six months ended March 31, 2018 and 2017.

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

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the six months ended March 31, 2018:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	778,084	$5.91	8,154	$8.20
Granted	296,043	$6.53	—	$0.00
Vested	(313,857)	$5.32	—	$0.00
Forfeited	(12,763)	$4.16	—	$0.00
Non-vested as of March 31, 2018	747,507	$6.43	8,154	$8.20

As of March 31, 2018, there was approximately $4.3 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.9 years. The 0.7 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $4.3 million and a weighted average remaining contractual term of 1.7 years. For the six months ended March 31, 2018 and 2017, the intrinsic value of RSUs vested was approximately $2.0 million and $2.8 million, respectively. For the six months ended March 31, 2017, the weighted average grant date fair value of RSUs granted was $8.04 per share.

As of March 31, 2018, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 2.6 years.

On December 28, 2017, the Company granted our CEO, Jeffrey Rittichier, our Senior Vice President of Engineering, Albert Lu, and our Vice President of Sales (now co-VP, Broadband), David Wojciechowski, 40,000, 14,000 and 10,000 RSUs with a grant date fair value of $0.3 million, $0.1 million and $0.1 million, respectively, that will vest in 4 equal annual installments beginning on December 28, 2018.

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

The following table summarizes the activity related to PSUs and PRSAs for the six months ended March 31, 2018:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	328,708	$8.36	33,333	$12.25
Granted	240,164	$7.62	—	$0.00
Vested	(166,058)	$6.86	—	$0.00
Non-vested as of March 31, 2018	402,814	$8.54	33,333	$12.25

As of March 31, 2018, there was approximately $2.2 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.9 years. The 0.4 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $2.3 million and a weighted average remaining contractual term of 1.9 years. For the six months ended March 31, 2018, the intrinsic value of PSUs vested was approximately $1.4 million. There were no PSUs vested in the three months ended March 31, 2018. For the three and six months ended March 31, 2017, there were no PSUs vested. For the six months ended March 31, 2017, the weighted average grant date fair value of PSUs granted was $8.34.

As of March 31, 2018, there was approximately $0.3 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 1.6 years.

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

Included in the 240,164 PSUs granted and 166,058 PSUs vested during the six months ended March 31, 2018 are 67,664 PSUs that vested at more than 100% of the target PSUs upon vesting.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2018	2017	2018	2017
Employee stock options	$10	$11	$20	$22
Restricted stock units and awards	412	369	863	723
Performance stock units and awards	361	371	650	639
Employee stock purchase plan	75	66	161	118
Outside director equity awards and fees in common stock	75	12	154	90
Total stock-based compensation expense	$933	$829	$1,848	$1,592

Stock-based Compensation Expense - by expense type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$115	$147	$254	$240
Selling, general, and administrative	652	563	1,290	1,133
Research and development	166	119	304	219
Total stock-based compensation expense	$933	$829	$1,848	$1,592

The stock-based compensation expense above relates to continuing operations. Included within discontinued operations is $0 and $(20,000) of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. Included within discontinued operations is $0 and $(11,000) of stock-based compensation expense for the six months ended March 31, 2018 and 2017, respectively.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended March 31, 2018 and 2017 was approximately $0.1 million and $0.2 million, respectively. Our matching contribution in cash for the six months ended March 31, 2018 and 2017 was approximately $0.3 million and $0.3 million, respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

Basic and Diluted Net (Loss) Income Per Share	For the three months ended March 31,		For the six months ended March 31,
(in thousands, except per share)	2018	2017	2018	2017
Numerator:
(Loss) income from continuing operations	$(3,071)	$1,855	$(3,153)	$3,621
Loss from discontinued operations	—	(7)	—	(16)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(3,071)	1,848	(3,153)	3,605
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	27,197	26,622	27,113	26,449
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	—	963	—	917
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,197	27,585	27,113	27,366

Net (loss) income per basic share:
Continuing operations	$(0.11)	$0.07	$(0.12)	$0.14
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per basic share	$(0.11)	$0.07	$(0.12)	$0.14

Net (loss) income per diluted share:
Continuing operations	$(0.11)	$0.07	$(0.12)	$0.13
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per diluted share	$(0.11)	$0.07	$(0.12)	$0.13
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	972	370	793	550

Average market price of common stock	$6.05	$9.11	$6.79	$7.99

For diluted (loss) income per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2018 due to the Company incurring a net loss for the period. For the three and six months ended March 31, 2017, we excluded 0.4 million and 0.6 million, respectively, of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (“ESPP”) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on approximately February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last trading day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or $25,000.

Future Issuances
As of March 31, 2018, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	161,832
Unvested restricted stock units	747,507
Unvested performance stock units (at 200% maximum payout)	805,628
Purchases under the employee stock purchase plan	818,036
Issuance of stock-based awards under the Equity Plans	1,816,519
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,438,263

NOTE 13.	Geographical Information

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

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2018	2017	2018	2017
United States	$14,940	$25,930	$35,019	$50,684
Asia	2,146	4,772	4,803	8,491
Europe	1,505	1,695	2,732	3,325
Other	32	194	105	267
Total revenue	$18,623	$32,591	$42,659	$62,767

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented an aggregate of 65% and 74% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue from two and three of our significant customers represented an aggregate of 59% and 74% of our consolidated revenue for the six months ended March 31, 2018 and 2017, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of March 31, 2018 and September 30, 2017, approximately 46% of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”), was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often far greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.4	66.1	69.9	66.4
Gross profit	26.6	33.9	30.1	33.6
Operating expense:
Selling, general, and administrative	30.3	17.4	24.5	17.9
Research and development	17.7	9.6	16.6	8.5
Impairments	—	1.4	—	0.7
(Gain) loss on sale of assets	(0.3)	—	0.1	—
Total operating expense	47.7	28.4	41.2	27.1
Operating (loss) income	(21.1)	5.5	(11.1)	6.5
Other income (expense):
Interest income, net	0.9	0.1	0.6	0.1
Foreign exchange gain (loss)	2.8	0.1	1.9	(0.6)
Total other income (expense)	3.7	0.2	2.5	(0.5)
(Loss) income from continuing operations before income tax benefit (expense)	(17.4)	5.7	(8.6)	6.0
Income tax benefit (expense)	0.9	0.0	1.2	(0.2)
(Loss) income from continuing operations	(16.5)	5.7	(7.4)	5.8
Loss from discontinued operations, net of tax	—	(0.0)	—	(0.0)
Net (loss) income	(16.5)%	5.7%	(7.4)%	5.7%

Comparison of Financial Results for the Three Months Ended March 31, 2018 and 2017

(in thousands, except percentages)	For the three months ended March 31,
	2018	2017	$ Change	% Change
Revenue	$18,623	$32,591	$(13,968)	(42.9)%
Cost of revenue	13,676	21,553	(7,877)	(36.5)%
Gross profit	4,947	11,038	(6,091)	(55.2)%
Operating expense:
Selling, general, and administrative	5,644	5,672	(28)	(0.5)%
Research and development	3,300	3,141	159	5.1%
Impairments	—	468	(468)	(100.0)%
Gain on sale of assets	(68)	—	(68)	N/A
Total operating expense	8,876	9,281	(405)	(4.4)%
Operating (loss) income	(3,929)	1,757	(5,686)	(323.6)%
Other income:
Interest income, net	163	46	117	254.3%
Foreign exchange gain	526	44	482	1,095.5%
Total other income	689	90	599	665.6%
(Loss) income from continuing operations before income tax benefit	(3,240)	1,847	(5,087)	(275.4)%
Income tax benefit	169	8	161	2,012.5%
(Loss) income from continuing operations	(3,071)	1,855	(4,926)	(265.6)%
Loss from discontinued operations, net of tax	—	(7)	7	100.0%
Net (loss) income	$(3,071)	$1,848	$(4,919)	(266.2)%

Revenue

For the three months ended March 31, 2018, revenue decreased 42.9% compared to the same period in the prior year driven by lower sales volume of our CATV systems and components and RFOG products primarily to U.S. customers partially offset by increases in Chip Devices and Navigation Systems product line revenue. The decrease in CATV components is primarily the result of a significant customer experiencing a large inventory accumulation due to the consolidation of contract manufacturers' inventory in the U.S. and a portion of orders from other customers being received too late in the quarter to ship before the end of the quarter.

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

Consolidated gross margins were 26.6% and 33.9% for the three months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, gross profit decreased by 55.2% when compared to the same period in the prior year. The decrease in gross profit for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher fixed manufacturing labor and expenses as a percentage of our revenues.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense, including non-cash stock-based compensation expense, related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.7 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

SG&A expense for the three months ended March 31, 2018 was slightly lower than the amount reported in the same period in 2017, primarily due to lower compensation costs and severance partially offset by an increase in expense for employee benefits and professional services.

As a percentage of revenue, SG&A expenses were 30.3% and 17.4% for the three months ended March 31, 2018 and 2017, respectively. The increase in SG&A expense as a percentage of revenue in the three months ended March 31, 2018 compared to the same period in 2017 is due to the decrease in revenues in the three months ended March 31, 2018.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

R&D expense for the three months ended March 31, 2018 was higher than the amounts reported in the same period in 2017 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 17.7% and 9.6% for the three months ended March 31, 2018 and 2017, respectively. The increase in R&D expense as a percentage of revenue in the three months ended March 31, 2018 compared to the same period in 2017 is due to the decrease in revenues and higher R&D expense in the three months ended March 31, 2018.

Impairments

In March 2017, in connection with our opening of a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the three months ended March 31, 2017. Also see Note 7 - Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements for additional information.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (21.1)% and 5.5% for the three months ended March 31, 2018 and 2017, respectively. The decrease in operating (loss) income as a percentage of revenue in the three months ended March 31, 2018 compared to the same period in 2017 is due to the decrease in operating income in the three months ended March 31, 2018.

Other Income (Expense)

Interest Income, net
During the three months ended March 31, 2018 and 2017, we recorded $0.2 million and $0.1 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (defined in “Liquidity and Capital Resources” below). Interest income for the three months ended March 31, 2018 was higher than the amount reported in the same period in 2017 due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the three months ended March 31, 2018, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily due to the current period operating loss. See Note 10 - Income and Other Taxes in the notes to the condensed consolidated financial statements for additional disclosures.

For the three months ended March 31, 2017, the Company recorded income tax benefit from continuing operations of approximately $8,000 and $0 of income tax benefit within income from discontinued operations.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2107 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan), which extension was approved by the Company's shareholders at the Company's 2018 annual meeting of shareholders held on March 16, 2018. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

Comparison of Financial Results for the Six Months Ended March 31, 2018 and 2017

(in thousands, except percentages)	For the six months ended March 31,
	2018	2017	$ Change	% Change
Revenue	$42,659	$62,767	$(20,108)	(32.0)%
Cost of revenue	29,798	41,686	(11,888)	(28.5)%
Gross profit	12,861	21,081	(8,220)	(39.0)%
Operating expense:
Selling, general, and administrative	10,463	11,250	(787)	(7.0)%
Research and development	7,100	5,340	1,760	33.0%
Impairments	—	468	(468)	(100.0)%
Loss on sale of assets	39	—	39	N/A
Total operating expense	17,602	17,058	544	3.2%
Operating (loss) income	(4,741)	4,023	(8,764)	(217.8)%
Other income (expense):
Interest income, net	274	69	205	297.1%
Foreign exchange gain (loss)	812	(359)	1,171	326.2%
Total other income (expense)	1,086	(290)	1,376	474.5%
(Loss) income from continuing operations before income tax expense	(3,655)	3,733	(7,388)	(197.9)%
Income tax benefit (expense)	502	(112)	614	548.2%
(Loss) income from continuing operations	(3,153)	3,621	(6,774)	(187.1)%
Loss from discontinued operations, net of tax	—	(16)	16	100.0%
Net (loss) income	$(3,153)	$3,605	$(6,758)	(187.5)%

Revenue

For the six months ended March 31, 2018, revenue decreased 32.0% compared to the same period in the prior year driven by lower sales volume of our CATV components and RFOG products primarily to U.S. customers partially offset by increases in revenue from our Chip Devices and Navigation Systems product lines. The decrease in CATV components is primarily the result of a significant customer experiencing a large inventory accumulation due to the consolidation of contract manufacturers' inventory in the U.S. and a portion of orders from other customers being received too late in the quarter to ship before the end of the quarter ended March 31, 2018.

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

Consolidated gross margins were 30.1% and 33.6% for the six months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.2 million during the six months ended March 31, 2018 and 2017, respectively.

For the six months ended March 31, 2018, gross profit decreased by 39.0% when compared to the same period in the prior year. The decrease in gross profit for the six months ended March 31, 2018 compared to the same period in 2017 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher fixed manufacturing labor and expenses as a percentage of our revenues.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.3 million and $1.1 million during the six months ended March 31, 2018 and 2017, respectively.

SG&A expense for the six months ended March 31, 2018 was lower than the amount reported in the same period in 2017 primarily due to lower compensation costs, severance and professional services expenses.

As a percentage of revenue, SG&A expenses were 24.5% and 17.9% for the six months ended March 31, 2018 and 2017, respectively. The increase in SG&A expense as a percentage of revenue in the six months ended March 31, 2018 compared to the same period in 2017 is due to the decrease in revenues in the six months ended March 31, 2018.

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

Stock-based compensation expense within R&D totaled approximately $0.3 million and $0.2 million during the six months ended March 31, 2018 and 2017, respectively.

R&D expense for the six months ended March 31, 2018 was higher than the amounts reported in the same period in 2017 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 16.6% and 8.5% for the six months ended March 31, 2018 and 2017, respectively. The increase in R&D expense as a percentage of revenue in the six months ended March 31, 2018 compared to the same period in 2017 is due to the decrease in revenues and higher R&D expense in the six months ended March 31, 2018.

Impairments
In March 2017, in connection with our opening of a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the six months ended March 31, 2017. Also see Note 7 - Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements for additional information.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (11.1)% and 6.5% for the six months ended March 31, 2018 and 2017, respectively. The decrease in operating (loss) income as a percentage of revenue in the six months ended March 31, 2018 compared to the same period in 2017 is due to the decrease in operating income in the six months ended March 31, 2018.

Other Income (Expense)

Interest Income, net
During the six months ended March 31, 2018 and 2017, we recorded $0.4 million and $0.1 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility. Interest income for the six months ended March 31, 2018 was higher than the amount reported in the same period in 2017 due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the six months ended March 31, 2018, the Company recorded income tax benefit from continuing operations of approximately $0.5 million, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily comprised of the effect of recent changes in tax laws in December 2017 that eliminates Alternative Minimum Taxes. See Note 10 - Income and Other Taxes in the notes to the condensed consolidated financial statements for additional disclosures.

For the six months ended March 31, 2017, the Company recorded income tax expense from continuing operations of approximately $0.1 million and $0 of income tax benefit within income from discontinued operations.

The Company’s Board of Directors has adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our net operating losses and tax credit carryforwards by reducing the risk of limitation of these deferred tax assets. The Rights Plan was approved by the Company’s shareholders on March 10, 2015. On September 26, 2017, the Company extended the final expiration date of the rights contained therein from October 3, 2107 to October 3, 2018 (subject to earlier expiration as described in the Rights Plan), which extension was approved by the Company's shareholders at the Company's 2018 annual meeting of shareholders on March 16, 2018. The Rights Plan is intended to reduce the likelihood that the Company will experience an ownership change for purposes of Internal Revenue Code Section 382 by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of the Company’s common stock if they are already a “5% shareholder.”

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

As of March 31, 2018, cash and cash equivalents totaled $65.5 million and net working capital totaled approximately $100.5 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Mirasol Settlements: In January 2017, we entered into an agreement to settle all outstanding claims of the Mirasol class action lawsuit for $0.3 million and the wrongful termination lawsuit for $50,000 and recorded a charge during the three months ended December 31, 2016 of $0.2 million. We currently expect to pay the settlement amount in the quarter ending June 30, 2018. See Note 11- Commitments and Contingencies.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of April 30, 2018, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $7.2 million available for borrowing.

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

Cash Flow

The Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the six months ended March 31,
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$85	$7,783	$(7,698)	(98.9)%

Fiscal 2018:
For the six months ended March 31, 2018, our operating activities provided cash of $0.1 million primarily due to depreciation and amortization expense of $2.6 million, stock-based compensation expense of $1.8 million, warranty provision of $0.3 million and loss on disposal of equipment of $39,000 partially offset by our net loss of $3.2 million and changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $1.0 million. The change in our operating assets and liabilities was primarily the result of an increase in other assets of $2.8 million and a decrease in accounts payable of approximately $4.9 million partially offset by a decrease in accounts receivable of $4.4 million and inventory of $2.0 million and an increase in other liabilities of $0.3 million.

Fiscal 2017:
For the six months ended March 31, 2017, our operating activities provided cash of $7.8 million primarily due to our net income of $3.6 million, depreciation, amortization and accretion expense of $1.7 million, stock-based compensation expense of $1.6 million, other changes of $0.6 million, impairment charge of $0.5 million and warranty provision of $0.3 million, partially offset by a change in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $0.4 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts payable of approximately $1.5 million, accrued expenses and other liabilities of $1.0 million and a decrease in accounts receivable of $1.0 million partially offset by an increase in inventory of $2.4 million and other assets of $1.6 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the six months ended March 31,
	2018	2017	$ Change	% Change
Net cash used in investing activities	$(2,658)	$(4,567)	$1,909	41.8%

Fiscal 2018:
For the six months ended March 31, 2018, our investing activities used $2.7 million of cash for capital related expenditures of $2.7 million partially offset by cash proceeds from the disposal of equipment of $0.1 million.

Fiscal 2017:
For the six months ended March 31, 2017, our investing activities used $4.6 million of cash for capital related expenditures.

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the six months ended March 31,
	2018	2017	$ Change	% Change
Net cash (used in) provided by financing activities	$(697)	$779	$(1,476)	(189.5)%

Fiscal 2018:
For the six months ended March 31, 2018, our financing activities used cash of $0.7 million primarily for tax withholding paid on behalf of employees for stock-based awards of $1.1 million partially offset by proceeds from stock plan transactions of $0.4 million.

Fiscal 2017:
For the six months ended March 31, 2017, our financing activities provided cash of $0.8 million from proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2018 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$13,381	$13,244	$137	$—	$—
Asset retirement obligations	1,860	—	40	59	1,761
Operating lease obligations	3,910	422	1,592	1,254	642
Total contractual obligations and commitments	$19,151	$13,666	$1,769	$1,313	$2,403

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of March 31, 2018, we had unrecognized tax benefits of $0.4 million.

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

Interest Rate Risks

On November 11, 2010, we entered into a Credit Facility with Wells Fargo Bank, N.A.. The Credit Facility, as it has been amended through its ninth amendment, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities for additional information related to our bank Credit Facility. As of March 31, 2018, we had no borrowings outstanding under our Credit Facility. As of March 31, 2018, the Credit Facility had $0.5 million reserved for one outstanding stand-by letter of credit, leaving a remaining $7.2 million borrowing availability balance under this Credit Facility. As of April 30, 2018, there was no outstanding balance under the Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $7.2 million available for borrowing.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits and Financial Statement Schedules

3.1	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2018).
3.2	By-Laws of EMCORE Corporation, as amended through March 19, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2018).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 3, 2018	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2018	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)