Form 10-Q
period 2018-06-30
EMCORE CORP
filed 2018-08-02
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 30, 2018, the number of shares outstanding of our no par value common stock totaled 27,493,846.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended June 30, 2018

PART I. Financial Information.

ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and nine months ended June 30, 2018 and 2017
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Revenue	$17,717	$30,952	$60,376	$93,719
Cost of revenue	16,519	20,110	46,317	61,796
Gross profit	1,198	10,842	14,059	31,923
Operating expense (income):
Selling, general, and administrative	5,237	5,815	15,700	17,065
Research and development	3,915	3,340	11,015	8,680
Impairments	—	—	—	468
(Gain) loss on sale of assets	—	(322)	39	(322)
Total operating expense	9,152	8,833	26,754	25,891
Operating (loss) income	(7,954)	2,009	(12,695)	6,032
Other income (expense):
Interest income, net	216	77	490	146
Foreign exchange (loss) gain	(676)	53	136	(306)
Other income	—	316	—	316
Total other (expense) income	(460)	446	626	156
(Loss) income from continuing operations before income tax benefit (expense)	(8,414)	2,455	(12,069)	6,188
Income tax benefit (expense)	—	(19)	502	(131)
(Loss) income from continuing operations	(8,414)	2,436	(11,567)	6,057
Loss from discontinued operations, net of tax	—	(11)	—	(27)
Net (loss) income	$(8,414)	$2,425	$(11,567)	$6,030
Foreign exchange translation adjustment	(54)	(1)	320	15
Comprehensive (loss) income	$(8,468)	$2,424	$(11,247)	$6,045
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.31)	$0.09	$(0.43)	$0.23
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per basic share	$(0.31)	$0.09	$(0.43)	$0.23
Net (loss) income per diluted share:
Continuing operations	$(0.31)	$0.09	$(0.43)	$0.22
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per diluted share	$(0.31)	$0.09	$(0.43)	$0.22
Weighted-average number of basic shares outstanding	27,387	26,833	27,204	26,577
Weighted-average number of diluted shares outstanding	27,387	27,816	27,204	27,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2018 and September 30, 2017
(in thousands)
(unaudited)

	As of	As of
	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65,312	$68,333
Restricted cash	193	421
Accounts receivable, net of allowance of $598 and $22, respectively	14,870	22,265
Inventory	24,152	25,139
Prepaid expenses and other current assets	11,553	8,527
Total current assets	116,080	124,685
Property, plant, and equipment, net	17,577	16,635
Non-current inventory	2,092	2,686
Other non-current assets	245	78
Total assets	$135,994	$144,084
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,519	$11,818
Accrued expenses and other current liabilities	11,332	9,825
Total current liabilities	22,851	21,643
Asset retirement obligations	1,648	1,638
Other long-term liabilities	68	29
Total liabilities	24,567	23,310
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 34,396 shares issued and 27,486 shares outstanding as of June 30, 2018; 33,938 shares issued and 27,028 shares outstanding as of September 30, 2017	732,806	730,906
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	881	561
Accumulated deficit	(574,539)	(562,972)
Total shareholders’ equity	111,427	120,774
Total liabilities and shareholders’ equity	$135,994	$144,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2018 and 2017
(in thousands)
(unaudited)

	For the nine months ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(11,567)	$6,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,102	2,646
Stock-based compensation expense	2,713	2,672
Provision adjustments related to doubtful accounts	599	7
Provision adjustments related to product warranty	336	488
Impairments of equipment	—	468
Net loss (gain) on disposal of equipment	39	(322)
Other	100	321
Total non-cash adjustments	7,889	6,280
Changes in operating assets and liabilities:
Accounts receivable	6,796	(3,878)
Inventory	1,777	(1,782)
Other assets	(3,192)	(2,627)
Accounts payable	(1,662)	2,951
Accrued expenses and other current liabilities	1,199	834
Total change in operating assets and liabilities	4,918	(4,502)
Net cash provided by operating activities	1,240	7,808
Cash flows from investing activities:
Purchase of equipment	(3,756)	(7,262)
Proceeds from disposal of property, plant and equipment	77	339
Net cash used in investing activities	(3,679)	(6,923)
Cash flows from financing activities:
Proceeds from stock plans	445	797
Tax withholding paid on behalf of employees for stock-based awards	(1,257)	—
Net cash (used in) provided by financing activities	(812)	797
Effect of exchange rate changes on foreign currency	2	(35)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,249)	1,647
Cash, cash equivalents and restricted cash at beginning of period	68,754	64,870
Cash, cash equivalents and restricted cash at end of period	$65,505	$66,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$47	$55
Cash paid during the period for income taxes	$130	$79
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$1,291	$(549)
Issuance of common stock to Board of Directors	$—	$410

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2018
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

We currently have one reporting segment: Fiber Optics. This segment is comprised of three product lines: Broadband (which includes Cable TV (“CATV”) systems and components, radio frequency over glass (“RFOG”) products, satellite/microwave communications products and wireless communication products), Chip Devices and Navigation Systems.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The new standard is effective for annual periods, beginning after December 15, 2017 and interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 will have a material impact on the Company’s consolidated financial statements.

•
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods.  The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted.  We are evaluating the impact the adoption of the new standard will have on our consolidated financial statements and related disclosures.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements. Topic 842 will be effective for our fiscal year beginning October 1, 2019 and expect to elect certain available transitional practical expedients. Early adoption is permitted.

As currently issued, entities are required to use a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. There are additional optional practical expedients that an entity may elect to apply. The Company is continuing to evaluate the effect of this update on its consolidated financial statements and related disclosures.

•
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This ASU is effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for our fiscal year beginning October 1, 2018. The Company does not anticipate the adoption will have a material impact on our consolidated financial statements and related disclosures.

•
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard requires inventory to be measured at the lower of cost and net realizable value. The guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance was effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The new standard was effective for our fiscal year beginning October 1, 2017, but there was no significant impact on our consolidated financial statements.

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

We believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon the evaluation completed to date, the Company believes that the pattern of revenue recognition for these revenue streams will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, which is consistent with current guidance. The Company does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements and related disclosures. As of June 30, 2018, the Company intends to adopt ASU 2014-09 utilizing a modified retrospective method on October 1, 2018.

U.S. Tax Reform

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 25% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. However, the Tax Act provides for a credit for historical Alternative Minimum Taxes (“AMT”) paid against future taxes. As a result, the Company has taken a tax benefit of $0.5 million in the nine months ended June 30, 2018 for historical AMT payments. In addition, the Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. For the nine months ended June 30, 2018, the elimination of the manufacturing deduction and credit for certain foreign taxes paid did not result in a significant impact on our condensed consolidated financial statements.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. Due to historical foreign losses and a full valuation allowance on our deferred tax assets as of September 30, 2017, these transitional impacts did not result in an impact on our condensed consolidated financial statements for the three and nine months ended June 30, 2018.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of condensed consolidated cash flows:

	As of	As of	As of
(in thousands)	June 30, 2018	September 30, 2017	June 30, 2017
Cash	$4,440	$8,054	$5,949
Cash equivalents	$60,872	$60,279	$60,145
Restricted cash	193	421	423
Total cash, cash equivalents and restricted cash	$65,505	68,754	66,517

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of June 30, 2018 and 2017, and September 30, 2017.

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

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	June 30, 2018	September 30, 2017
Accounts receivable, gross	$15,468	$22,287
Allowance for doubtful accounts	(598)	(22)
Accounts receivable, net	$14,870	$22,265

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three and nine months ended June 30, 2018 and 2017.

Allowance for Doubtful Accounts (in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$95	$13	$22	$36
Provision adjustment - expense, net of recoveries	524	—	599	7
Write-offs and other adjustments - deductions to receivable balances	(21)	(6)	(23)	(36)
Balance at end of period	$598	$7	$598	$7

During the three and nine months ended June 30, 2018, we recorded a $0.5 million reserve on accounts receivable related to two customers account balances for which management had uncertainty with respect to its respective total collectability.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	June 30, 2018	September 30, 2017
Raw materials	$14,668	$15,826
Work in-process	5,823	6,586
Finished goods	5,753	5,413
Inventory balance at end of period	$26,244	$27,825
Current portion	$24,152	$25,139
Non-Current portion	$2,092	$2,686

The non-current inventory balance of $2.1 million and $2.7 million as of June 30, 2018 and September 30, 2017, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part. During the three and nine months ended June 30, 2018, we recorded a $0.5 million reserve on non-current inventory due to the decline in sales and future demand of the inventory.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	June 30, 2018	September 30, 2017
Equipment	$35,590	$31,507
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,908	2,974
Leasehold improvements	1,908	2,330
Construction in progress	3,335	4,539
Property, plant, and equipment, gross	$44,850	42,459
Accumulated depreciation	(27,273)	(25,824)
Property, plant, and equipment, net	$17,577	$16,635

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

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	June 30, 2018	September 30, 2017
Compensation	$2,593	$3,904
Warranty	765	684
Professional fees	319	653
Customer deposits	75	20
Income and other taxes	5,895	2,920
Severance and restructuring accruals	360	628
Other	1,325	1,016
Accrued expenses and other current liabilities	$11,332	$9,825

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

In March 2017, the Company announced an additional workforce reduction of approximately 14 individuals and recorded a charge of $0.1 million in the nine months ended June 30, 2017 related to the outsourcing of a portion of our wafer fabrication lab. During the three and nine months ended June 30, 2017, the Company recorded an additional charge of $0.4 million for six additional individuals related to the March 2017 workforce reduction. Also, in March 2017, in connection with our anticipated opening later in fiscal year 2017 of a new manufacturing facility in China to reduce costs and improve efficiency, we accrued for a workforce reduction of approximately 265 individuals and recorded a charge of $0.5 million in the nine months ended June 30, 2017. During the three and nine months ended June 30, 2017, the Company recorded an additional charge of $0.4 million for the workforce reduction of 72 additional individuals related to the opening of our new manufacturing facility in China.

In September 2017, the Company announced it would close its Ivyland, Pennsylvania location during fiscal year 2018 and reduce its workforce by approximately 11 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2017.

In connection with the closing of the Ivyland, Pennsylvania location in January 2018, we accrued for the remaining lease costs of the facility through the lease termination of February 2019. Included in selling, general and administrative expense for the nine months ended June 30, 2018, was $0.2 million related to the remaining lease costs.

In March 2018, the Company announced an additional workforce reduction of approximately 21 individuals to better align our workforce towards our Chip Devices and Navigation Systems product lines and away from Broadbrand product lines and recorded a charge of $0.4 million in the nine months ended June 30, 2018.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2017	$628	$—	$628
Expense - charged to accrual	512	186	698
Payments and accrual adjustments	(898)	(68)	(966)
Balance as of June 30, 2018	$242	$118	$360

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$837	$899	$684	$871
Provision for product warranty - expense	54	185	336	488
Adjustments and utilization of warranty accrual	(126)	(286)	(255)	(561)
Balance at end of period	$765	$798	$765	$798

NOTE 9.	Credit Facilities

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

As of June 30, 2018, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of June 30, 2018, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $5.6 million available for borrowing. As of July 30, 2018, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

NOTE 10.	Income and Other Taxes

For the three months ended June 30, 2018 and 2017, the Company recorded income tax benefit (expense) from continuing operations of approximately $0 and $(19,000), respectively. For the three months ended June 30, 2018 and 2017, the Company recorded no income tax benefit from discontinued operations. For the nine months ended June 30, 2018 and 2017, the Company recorded income tax benefit (expense) from continuing operations of approximately $0.5 million and $(0.1) million, respectively. For the nine months ended June 30, 2018 and 2017, the Company recorded no income tax benefit from discontinued operations. Income tax benefit for the three months ended June 30, 2018 is primarily due to the current period operating loss. Income tax benefit for the nine months ended June 30, 2018 is primarily comprised of the effect of the Tax Act which eliminates AMT and will result in a refund to the Company of amounts paid in prior fiscal years. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended June 30, 2018 and 2017, the effective tax rate on continuing operations was 0.0% and 0.8%, respectively. The lower beneficial tax rate for the three months ended June 30, 2018 was primarily due to the current period benefit. The higher tax rate for the three months ended June 30, 2017 compared to the current period was primarily due to permanent differences, state tax benefits and foreign tax rate differentials.

For the nine months ended June 30, 2018 and 2017, the effective tax rate on continuing operations was (4.2)% and 2.1%, respectively. The higher beneficial tax rate for the nine months ended June 30, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the current period operating loss. The lower tax rate for the nine months ended June 30, 2017 compared to the current period was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of June 30, 2018 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.
All deferred tax assets have a full valuation allowance at June 30, 2018. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and nine months ended June 30, 2018 and 2017, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2018 and September 30, 2017, we had approximately $0.4 million and $0.3 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. Interest that is accrued on tax liabilities is recorded within interest expense on the statement of condensed consolidated statements of operations.

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

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.9 million and $1.1 million for the nine months ended June 30, 2018 and 2017, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three and nine months ended June 30, 2018 and 2017. Accretion expense of $17,000 was recorded during each of the three months ended June 30, 2018 and 2017. Accretion expense of $0.1 million was recorded during each of the nine months ended June 30, 2018 and 2017.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In September 2017, a new lease for four of the six buildings was signed, which was effective on October 1, 2017. The new lease extends the terms of the lease for three years plus a three year option to extend the lease through September 2023. In connection with the lease agreement, the Company has recorded an ARO liability at June 30, 2018 and September 30, 2017 of $1.7 million and $1.6 million, respectively. Leases related to the other two buildings expired in 2011, and these buildings are being occupied on a month-to-month basis.

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

Legal Proceedings: We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. The outcome of these matters is currently not determinable and we are unable to estimate a range of loss, should a loss occur, from these proceedings. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties and the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. On January 24, 2018, the Court granted final approval of the formal settlement agreement entered into between the parties and on February 26, 2018, the Court entered final judgment. The settlement amount of $0.3 million was paid in May 2018. There remains no outstanding liability related to the settlement as of June 30, 2018. During the nine months ended June 30, 2017, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
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

d) Phoenix Navigation Components, LLC Legal Proceedings

On June 12, 2018, Phoenix Navigation Components, LLC (“Phoenix”) filed a Demand for Arbitration against EMCORE with the American Arbitration Association (“AAA”) in New York, asserting the following claims: breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets (under the Defend Trade Secrets Act, 18 U.S.C. § 1836, and New York law), conversion, and unjust enrichment, relating to EMCORE’s termination of certain agreements entered into between EMCORE and Phoenix related to the purported license of certain intellectual property related to fiber optic gyroscope technology and disputed royalty payments related thereto. On July 12, 2018, EMCORE filed an Answering Statement, denying all of these claims. No arbitration date has been set.

On June 21, 2018, Phoenix commenced a special proceeding in the New York Supreme Court, Commercial Division, seeking an application for a preliminary injunction in aid of arbitration pursuant to CPLR 7502(c), in connection with the AAA arbitration in New York. On July 20, 2018, EMCORE filed opposition papers to Phoenix’s application for a preliminary injunction in aid of arbitration, denying all of these claims. We believe that the claims made by Phoenix in these proceedings are without merit and we intend to vigorously defend ourselves against them.

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

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2017	326,798	$19.54
Granted	—	—
Exercised	(4,831)	$4.32		$14
Forfeited	(4,944)	$4.36
Expired	(242,979)	$24.66
Outstanding as of June 30, 2018	74,044	$4.74	5.32	$45
Exercisable as of June 30, 2018	45,129	$4.70	4.08	$33
Vested and expected to vest as of June 30, 2018	74,044	$4.74	5.32	$45

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the nine months ended June 30, 2017, the intrinsic value of options exercised was $0.9 million.

As of June 30, 2018, there was approximately $0.1 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.2 years.

Valuation Assumptions
There were no stock option grants for the three and nine months ended June 30, 2018 and 2017.

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

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the nine months ended June 30, 2018:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	778,084	$5.91	8,154	$8.20
Granted	643,043	$5.81	—	$0.00
Vested	(370,281)	$5.40	—	$0.00
Forfeited	(22,854)	$5.23	—	$0.00
Non-vested as of June 30, 2018	1,027,992	$6.05	8,154	$8.20

As of June 30, 2018, there was approximately $5.5 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 3.1 years. The 1.0 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $5.2 million and a weighted average remaining contractual term of 1.9 years. For the nine months ended June 30, 2018 and 2017, the intrinsic value of RSUs vested was approximately $2.3 million and $3.3 million, respectively. For the nine months ended June 30, 2017, the weighted average grant date fair value of RSUs granted was $8.44 per share.

As of June 30, 2018, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 2.3 years.

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

The following table summarizes the activity related to PSUs and PRSAs for the nine months ended June 30, 2018:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	328,708	$8.36	33,333	$12.25
Granted	240,164	$7.62	—	$0.00
Vested	(166,058)	$6.86	—	$0.00
Forfeited	(5,037)	$13.36	—	$0.00
Non-vested as of June 30, 2018	397,777	$8.48	33,333	$12.25

As of June 30, 2018, there was approximately $1.8 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.6 years. The 0.4 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $2.0 million and a weighted average remaining contractual term of 1.6 years. For the nine months ended June 30, 2018, the intrinsic value of PSUs vested was approximately $1.4 million. There were no PSUs vested in the three months ended June 30, 2018. For the three and nine months ended June 31, 2017, there were no PSUs vested. For the nine months ended June 30, 2017, the weighted average grant date fair value of PSUs granted was $8.34.

As of June 30, 2018, there was approximately $0.3 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 1.3 years.

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

Included in the 240,164 PSUs granted and 166,058 PSUs vested during the nine months ended June 30, 2018 are 67,664 PSUs that vested at more than 100% of the target PSUs upon vesting.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Employee stock options	$6	$12	$26	$34
Restricted stock units and awards	400	488	1,263	1,211
Performance stock units and awards	330	410	980	1,049
Employee stock purchase plan	64	92	225	210
Outside director equity awards and fees in common stock	65	78	219	168
Total stock-based compensation expense	$865	$1,080	$2,713	$2,672

Stock-based Compensation Expense - by expense type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$83	$113	$337	$353
Selling, general, and administrative	625	824	1,915	1,957
Research and development	157	143	461	362
Total stock-based compensation expense	$865	$1,080	$2,713	$2,672

The stock-based compensation expense above relates to continuing operations. Included within discontinued operations is $0 and $11,000 of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. Included within discontinued operations is $0 of stock-based compensation expense for each of the nine months ended June 30, 2018 and 2017.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for each of the three months ended June 30, 2018 and 2017 was approximately $0.1 million. Our matching contribution in cash for each of the nine months ended June 30, 2018 and 2017 was approximately $0.4 million.

(Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

Basic and Diluted Net (Loss) Income Per Share	For the three months ended June 30,		For the nine months ended June 30,
(in thousands, except per share)	2018	2017	2018	2017
Numerator:
(Loss) income from continuing operations	$(8,414)	$2,436	$(11,567)	$6,057
Loss from discontinued operations	—	(11)	—	(27)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(8,414)	2,425	(11,567)	6,030
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	27,387	26,833	27,204	26,577
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	—	983	—	971
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,387	27,816	27,204	27,548

Net (loss) income per basic share:
Continuing operations	$(0.31)	$0.09	$(0.43)	$0.23
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per basic share	$(0.31)	$0.09	$(0.43)	$0.23

Net (loss) income per diluted share:
Continuing operations	$(0.31)	$0.09	$(0.43)	$0.22
Discontinued operations	—	(0.00)	—	(0.00)
Net (loss) income per diluted share	$(0.31)	$0.09	$(0.43)	$0.22
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	825	370	725	400

Average market price of common stock	$5.06	$10.00	$6.20	$8.66

For diluted (loss) income per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2018 due to the Company incurring a net loss for the period. For the three and nine months ended June 30, 2017, we excluded 0.4 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.
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

Future Issuances
As of June 30, 2018, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	74,044
Unvested restricted stock units	1,027,992
Unvested performance stock units (at 200% maximum payout)	795,554
Purchases under the employee stock purchase plan	818,036
Issuance of stock-based awards under the Equity Plans	1,493,848
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,298,215

NOTE 13.	Geographical Information

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

Revenue by Geographic Region	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2018	2017	2018	2017
United States	$12,965	$23,391	$47,984	$74,075
Asia	3,116	5,699	7,919	14,190
Europe	1,534	1,653	4,266	4,978
Other	102	209	207	476
Total revenue	$17,717	$30,952	$60,376	$93,719

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two of our significant customers represented an aggregate of 56% of our consolidated revenue for each of the three months ended June 30, 2018 and 2017. Revenue from two and three of our significant customers represented an aggregate of 58% and 71% of our consolidated revenue for the nine months ended June 30, 2018 and 2017, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of June 30, 2018 and September 30, 2017, approximately 43% and 46%,respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.2	65.0	76.7	65.9
Gross profit	6.8	35.0	23.3	34.1
Operating expense (income):
Selling, general, and administrative	29.6	18.8	26.0	18.2
Research and development	22.1	10.8	18.2	9.3
Impairments	—	—	—	0.5
(Gain) loss on sale of assets	—	(1.0)	0.1	(0.3)
Total operating expense	51.7	28.6	44.3	27.7
Operating (loss) income	(44.9)	6.4	(21.0)	6.4
Other income (expense):
Interest income, net	1.2	0.2	0.8	0.1
Foreign exchange (loss) gain	(3.8)	0.2	0.2	(0.3)
Other income	—	1.0	—	0.3
Total other (expense) income	(2.6)	1.4	1.0	0.1
(Loss) income from continuing operations before income tax benefit (expense)	(47.5)	7.8	(20.0)	6.5
Income tax benefit (expense)	—	0.0	0.8	(0.1)
(Loss) income from continuing operations	(47.5)	7.8	(19.2)	6.4
Loss from discontinued operations, net of tax	—	(0.0)	—	(0.0)
Net (loss) income	(47.5)%	7.8%	(19.2)%	6.4%

Comparison of Financial Results for the Three Months Ended June 30, 2018 and 2017

(in thousands, except percentages)	For the three months ended June 30,
	2018	2017	$ Change	% Change
Revenue	$17,717	$30,952	$(13,235)	(42.8)%
Cost of revenue	16,519	20,110	(3,591)	(17.9)%
Gross profit	1,198	10,842	(9,644)	(89.0)%
Operating expense (income):
Selling, general, and administrative	5,237	5,815	(578)	(9.9)%
Research and development	3,915	3,340	575	17.2%
Gain on sale of assets	—	(322)	322	100.0%
Total operating expense	9,152	8,833	319	3.6%
Operating (loss) income	(7,954)	2,009	(9,963)	(495.9)%
Other income (expense):
Interest income, net	216	77	139	180.5%
Foreign exchange (loss) gain	(676)	53	(729)	(1,375.5)%
Other income	—	316	(316)	(100.0)%
Total other (expense) income	(460)	446	(906)	(203.1)%
(Loss) income from continuing operations before income tax benefit (expense)	(8,414)	2,455	(10,869)	(442.7)%
Income tax benefit (expense)	—	(19)	19	100.0%
(Loss) income from continuing operations	(8,414)	2,436	(10,850)	(445.4)%
Loss from discontinued operations, net of tax	—	(11)	11	100.0%
Net (loss) income	$(8,414)	$2,425	$(10,839)	(447.0)%

Revenue

For the three months ended June 30, 2018, revenue decreased 42.8% compared to the same period in the prior year driven by lower sales volume of our CATV systems and components, Chip Devices and RFOG products primarily to U.S. customers partially offset by an increase in Navigation Systems product line revenue. The decrease in CATV components is primarily the result of a significant customer experiencing a large inventory accumulation due to the consolidation of contract manufacturers' inventory in the U.S..

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

Consolidated gross margins were 6.8% and 35.0% for the three months ended June 30, 2018 and 2017, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, gross profit decreased by 89.0% when compared to the same period in the prior year. The decrease in gross profit for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher fixed manufacturing labor and expenses as a percentage of our revenues, and higher wafer fabrication expenses.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense, including non-cash stock-based compensation expense, related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.8 million during the three months ended June 30, 2018 and 2017, respectively.

SG&A expense for the three months ended June 30, 2018 was lower than the amount reported in the same period in 2017, primarily due to lower employee benefits and severance partially offset by an increase in expense for the allowance for bad debts and professional services.

As a percentage of revenue, SG&A expenses were 29.6% and 18.8% for the three months ended June 30, 2018 and 2017, respectively. The increase in SG&A expense as a percentage of revenue in the three months ended June 30, 2018 compared to the same period in 2017 is due to the decrease in revenues in the three months ended June 30, 2018.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively.

R&D expense for the three months ended June 30, 2018 was higher than the amounts reported in the same period in 2017 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 22.1% and 10.8% for the three months ended June 30, 2018 and 2017, respectively. The increase in R&D expense as a percentage of revenue in the three months ended June 30, 2018 compared to the same period in 2017 is due to the decrease in revenues and higher R&D expense in the three months ended June 30, 2018.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (44.9)% and 6.4% for the three months ended June 30, 2018 and 2017, respectively. The decrease in operating (loss) income as a percentage of revenue in the three months ended June 30, 2018 compared to the same period in 2017 is primarily due to the decrease in gross profit in the three months ended June 30, 2018.

Other (Expense) Income

Interest Income, net
During the three months ended June 30, 2018 and 2017, we recorded $0.3 million and $0.1 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (defined in “Liquidity and Capital Resources” below). Interest income for the three months ended June 30, 2018 was higher than the amount reported in the same period in 2017 due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange (loss) gain on our consolidated statements of operations and comprehensive income. The (loss) gain recorded relates to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the three months ended June 30, 2018, the Company recorded income tax benefit from continuing operations of $0, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily due to the current period operating loss. See Note 10 - Income and Other Taxes in the notes to the condensed consolidated financial statements for additional disclosures.

For the three months ended June 30, 2017, the Company recorded income tax expense from continuing operations of approximately $19,000 and $0 of income tax expense within income from discontinued operations.

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

Comparison of Financial Results for the Nine Months Ended June 30, 2018 and 2017

(in thousands, except percentages)	For the nine months ended June 30,
	2018	2017	$ Change	% Change
Revenue	$60,376	$93,719	$(33,343)	(35.6)%
Cost of revenue	46,317	61,796	(15,479)	(25.0)%
Gross profit	14,059	31,923	(17,864)	(56.0)%
Operating expense (income):
Selling, general, and administrative	15,700	17,065	(1,365)	(8.0)%
Research and development	11,015	8,680	2,335	26.9%
Impairments	—	468	(468)	(100.0)%
Loss (gain) on sale of assets	39	(322)	361	112.1%
Total operating expense	26,754	25,891	863	3.3%
Operating (loss) income	(12,695)	6,032	(18,727)	(310.5)%
Other income (expense):
Interest income, net	490	146	344	235.6%
Foreign exchange gain (loss)	136	(306)	442	144.4%
Other income	—	316	(316)	(100.0)%
Total other income	626	156	470	301.3%
(Loss) income from continuing operations before income tax benefit (expense)	(12,069)	6,188	(18,257)	(295.0)%
Income tax benefit (expense)	502	(131)	633	483.2%
(Loss) income from continuing operations	(11,567)	6,057	(17,624)	(291.0)%
Loss from discontinued operations, net of tax	—	(27)	27	100.0%
Net (loss) income	$(11,567)	$6,030	$(17,597)	(291.8)%

Revenue

For the nine months ended June 30, 2018, revenue decreased 35.6% compared to the same period in the prior year driven by lower sales volume of our CATV components and RFOG products primarily to U.S. customers partially offset by increases in revenue from our Chip Devices and Navigation Systems product lines. The decrease in CATV components is primarily the result of a significant customer experiencing a large inventory accumulation due to the consolidation of contract manufacturers' inventory in the U.S..

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

Consolidated gross margins were 23.3% and 34.1% for the nine months ended June 30, 2018 and 2017, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.4 million during the nine months ended June 30, 2018 and 2017, respectively.

For the nine months ended June 30, 2018, gross profit decreased by 56.0% when compared to the same period in the prior year. The decrease in gross profit for the nine months ended June 30, 2018 compared to the same period in 2017 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher fixed manufacturing labor and expenses as a percentage of our revenues, and higher wafer fabrication expenses.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.9 million and $2.0 million during the nine months ended June 30, 2018 and 2017, respectively.

SG&A expense for the nine months ended June 30, 2018 was lower than the amount reported in the same period in 2017 primarily due to lower compensation costs, severance and professional services expenses partially offset by an increase in expense for the allowance for bad debts and the costs incurred in connection with the closing of our Pennsylvania facility.

As a percentage of revenue, SG&A expenses were 26.0% and 18.2% for the nine months ended June 30, 2018 and 2017, respectively. The increase in SG&A expense as a percentage of revenue in the nine months ended June 30, 2018 compared to the same period in 2017 is due to the decrease in revenues in the nine months ended June 30, 2018.

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

Stock-based compensation expense within R&D totaled approximately $0.5 million and $0.4 million during the nine months ended June 30, 2018 and 2017, respectively.

R&D expense for the nine months ended June 30, 2018 was higher than the amounts reported in the same period in 2017 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 18.2% and 9.3% for the nine months ended June 30, 2018 and 2017, respectively. The increase in R&D expense as a percentage of revenue in the nine months ended June 30, 2018 compared to the same period in 2017 is due to the decrease in revenues and higher R&D expense in the nine months ended June 30, 2018.

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

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (21.0)% and 6.4% for the nine months ended June 30, 2018 and 2017, respectively. The decrease in operating (loss) income as a percentage of revenue in the nine months ended June 30, 2018 compared to the same period in 2017 is due to the decrease in operating income in the nine months ended June 30, 2018.

Other Income (Expense)

Interest Income, net
During the nine months ended June 30, 2018 and 2017, we recorded $0.7 million and $0.3 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility. Interest income for the nine months ended June 30, 2018 was higher than the amount reported in the same period in 2017 due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the nine months ended June 30, 2018, the Company recorded income tax benefit from continuing operations of approximately $0.5 million, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily comprised of the effect of recent changes in tax laws in December 2017 that eliminates Alternative Minimum Taxes. See Note 10 - Income and Other Taxes in the notes to the condensed consolidated financial statements for additional disclosures.

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

As of June 30, 2018, cash and cash equivalents totaled $65.3 million and net working capital totaled approximately $93.2 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of July 30, 2018, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $8.6 million available for borrowing.

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

Cash Flow

The Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the nine months ended June 30,
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$1,240	$7,808	$(6,568)	(84.1)%

Fiscal 2018:
For the nine months ended June 30, 2018, our operating activities provided cash of $1.2 million primarily due to changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.9 million, depreciation and amortization expense of $4.1 million, stock-based compensation expense of $2.7 million, provision for doubtful accounts of $0.6 million, warranty provision of $0.3 million and loss on disposal of equipment of $39,000 partially offset by our net loss of $11.6 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $6.8 million and inventory of $1.8 million and an increase in other liabilities of $1.2 million partially offset by an increase in other assets of $3.2 million and a decrease in accounts payable of approximately $1.7 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2018	2017	$ Change	% Change
Net cash used in investing activities	$(3,679)	$(6,923)	$3,244	46.9%

Fiscal 2018:
For the nine months ended June 30, 2018, our investing activities used $3.7 million of cash for capital related expenditures of $3.8 million partially offset by cash proceeds from the disposal of equipment of $0.1 million.

Fiscal 2017:
For the nine months ended June 30, 2017, our investing activities used $6.9 million of cash primarily for capital related expenditures of $7.3 million partially offset by the receipt of proceeds from the disposal of equipment of $0.3 million.

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2018	2017	$ Change	% Change
Net cash (used in) provided by financing activities	$(812)	$797	$(1,609)	(201.9)%

Fiscal 2018:
For the nine months ended June 30, 2018, our financing activities used cash of $0.8 million primarily for tax withholding paid on behalf of employees for stock-based awards of $1.3 million partially offset by proceeds from stock plan transactions of $0.4 million.

Fiscal 2017:
For the nine months ended June 30, 2017, our financing activities provided cash of $0.8 million from proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2018 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$14,070	$13,611	$160	$160	$139
Asset retirement obligations	1,860	—	40	59	1,761
Operating lease obligations	3,699	211	1,592	1,254	642
Total contractual obligations and commitments	$19,629	$13,822	$1,792	$1,473	$2,542

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of June 30, 2018, we had unrecognized tax benefits of $0.4 million.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EMCORE CORPORATION

Date:	August 2, 2018	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2018	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)