Form 10-K
period 2018-09-30
EMCORE CORP
filed 2018-12-04
CIK 808326

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of our common stock held by non-affiliates as of March 29, 2018 (the last business day of our most recently completed second fiscal quarter) was approximately $132.2 million, based on the closing sale price of $5.70 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 10% or more of our outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of November 29, 2018, the number of shares outstanding of our no par value common stock totaled 27,607,194.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of September 30, 2018 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2018.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations and (h) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in this Annual Report as well as those discussed elsewhere in this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2018

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

Broadband Product Line

Our broadband fiber optic products enable information that is modulated on light signals to be transmitted, routed (switched) and received in communication systems and networks. Our products in this area include:

▪
CATV Products - EMCORE is an established market leader in providing Radio Frequency (“RF”) over fiber products for the CATV industry. Our products enable cable systems providers to increase data transmission distance, speed and bandwidth in Hybrid Fiber Coaxial (“HFC”) networks, with lower noise and power consumption. This empowers cable service operators to meet the growing demand for high-speed Internet, HDTV, Ultra HDTV, video streaming and other advanced services. Our CATV products include forward and return-path analog lasers, receivers, photodetectors and subassembly components; analog and digital fiber-optic transmitters, Quadrature Amplitude Modulation (“QAM”) transmitters, optical switches and CATV fiber amplifiers. EMCORE’s latest series of CATV transmitters feature the Company’s breakthrough Linear Externally Modulated Laser (“L-EML”) technology that enables long distance optical link performance approaching traditional lithium niobate-based externally-modulated transmitters, but is more cost-effective and far exceeds the performance of Distributed Feedback (“DFB”) laser-based systems. EMCORE’s CATV transmitter products are offered on an OEM and ODM basis for integration into complete CATV transmission systems, and the Company also offers its own branded line of EMCORE Medallion series rack-mount CATV transmitters, optical switches and fiber amplifiers. EMCORE’s Medallion series products include DOCSIS 3.1, 1550 nm externally-modulated transmitters, 1550 nm directly-modulated transmitters, optical A/B switches, and 1RU and 2RU rack-mount CATV fiber amplifiers. EMCORE’s Medallion series transmitters, optical switches and fiber amplifiers, in conjunction with EMCORE’s components and Radio Frequency over Glass (“RFoG”) products, comprise a complete end-to-end CATV system.

▪
Laser, Receiver and Photodetector Component Products - We are a leading provider of optical components including lasers, receivers and photodetectors (also called “photodiodes”). Our products include CWDM (“Coarse Wavelength Division Multiplexing”) and DWDM (“Dense Wavelength Division Multiplexing”), 1310 nm and 1550 nm DFB lasers and optical receivers optimized for CATV, DOCSIS (Data Over Cable Service Interface Specification) 3.1 and wireless applications. Form-factors for laser products include 14-pin butterfly and coaxial TO-Can. In addition, we offer broadband photodiodes used in forward-and return-path broadband and FTTP applications. EMCORE’s component products to the global fiber optics industry leverage the benefits of our vertically-integrated infrastructure, low-cost manufacturing and early access to newly developed internally-produced components.

•
Radio Frequency over Glass (RFoG) FTTP Products - EMCORE supports deployments of RFoG access networks for homes and businesses worldwide with customer qualified FTTP products for video, voice and data services. Our products include an RFoG Optical Networking Unit (“ONU”) transceiver that features breakthrough OBI (“Optical Beat Interference”) mitigation technology to significantly improve RFoG network performance in high-density customer environments. Additional products for RFoG networks include analog fiber optic transmitters for video overlay, high-power Erbium-Doped Fiber Amplifiers (“EDFA”), analog and digital lasers, photodetectors and subassembly components. Our RFoG-FTTP products provide our customers with higher performance designs and support exceptional network performance capabilities for service providers.

•
Satellite/Microwave Communications Products - EMCORE has an established history as a pioneer of innovative RF over fiber solutions for high-performance fiber optic links in the terrestrial portion of satellite communications networks. EMCORE’s satellite/microwave band components and complete systems transport an ultra-broadband frequency range including IF, L, S, C, X, DBS, Ku, K, Ka, and Ultra-Wideband signal transport. A wide range of high-dynamic-range applications are supported including satellite antenna remoting and signal distribution, inter- and intra-facility links, site diversity systems, high-performance supertrunking links, electronic warfare systems and radar testing. EMCORE’s complete line of satellite and microwave components, subassemblies and systems eliminate the distance limitations of copper-based coaxial systems. Our rack-mount Optiva Platform RF & Microwave Fiber Optic Transport System features a wide range of Simple Network Management Protocol (“SNMP”) managed fiber optic transmitters, receivers, optical amplifiers, RF and optical switches, passive devices and Ethernet products that provide high-performance fiber optic transmission between satellite hub equipment and antenna dishes. EMCORE also offers a series of ruggedized microwave flange-mount transmitters, receivers and optical delay line products that meet the reliability and durability requirements of the U.S. government and defense markets. These products are tailored to the requirements of higher frequency applications such as microwave antenna signal distribution, electronic warfare systems and radar system calibration and testing. They provide our customers with high frequency, dynamic range, compact form-factors, and extreme temperature, shock and vibration tolerance. To the extent sales of our satellite/microwave communications products are related to U.S. government contracts or subcontracts, this portion of the business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government or an agency thereof.

•
Wireless Communications Products - The increasing dependence on wireless access for social media, text, email, uploading and downloading of apps, music, videos and photos has created greater demand for deployment of cost-effective, high-performance, integrated wireless Distributed Antenna System (“DAS”) networks. Wireless systems providers are building systems in subway tunnels, stadiums, hotels, high-speed trains and cruise ships. EMCORE has developed highly linear fiber optic products that are optimized for wireless applications which we believe integrate extremely well into these systems. They enhance bandwidth and linearity to enable the delivery of consistent, reliable signals in areas where interference is high or signals are weak. EMCORE’s products for wireless applications include DFB lasers and optical receivers specifically designed for wireless networks, 3 GHz and 6.5 GHz fiber optic links for cellular backhaul, 4G LTE and DAS.

Chip Devices Product Line

Telecommunications companies throughout the world have been extending their Passive Optical Network (“PON”) infrastructure to business, enterprise and residential customers for several years. Since the sale of the Company’s telecom module products in 2015, EMCORE has supported this market through commercialization of products developed in our InP wafer fab to become a merchant supplier of high-performance chip devices to the Telecom industry. EMCORE’s semiconductor wafer fabrication facility features Metal-Organic Chemical Vapor Deposition (“MOCVD”) reactors for 2" or 3" wafer processing for InP-based devices including high-power gain chips, laser chips, Avalanche Photodiode (“APD”) and P-type Intrinsic N-type (“PIN”) photodetector chips. Our technical team has expertise in device design, epitaxial growth, wafer processing, device characterization, and Chip-On-Block (“COB”), TO-Can and Optical Sub-Assembly (“OSA”) from development through manufacturing.

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

•
Fiber Optic Gyroscope Products - EMCORE’s FOG program has received multiple U.S. patents and has been qualified for several key military programs for applications including Unmanned Aerial Systems (“UAS”), line-of-site stabilization, aviation and aeronautics. All EMCORE FOGs feature advanced optics with only three components for simplified assembly along with Digital Signal Processing (“DSP”) or Field Programmable Gate Array (“FPGA”) for higher accuracy, lower noise and greater efficiency. The integrated DSP or FGPA also improves optical drift stability and enables higher linearity and greater environmental flexibility. EMCORE’s FOG products range from tactical to navigational grade gyros where the critical specifications for fiber length, Angle Random Walk (“ARW”) and drift rate improves through the product line to provide customers greater flexibility in choosing the performance level that best meets their application.

•
Inertial Measurement Units and Navigation Systems Products - EMCORE’s IMU and INS systems are based on our advanced FOG technology and provide superior SWaP compared to competing systems. Our products provide customers the flexibility to choose options from straightforward IMU operation to full navigation and are higher performance form, fit and function replacements for other IMUs and legacy systems. EMCORE’s IMUs and INS products deliver high-precision with up to five-times better performance than competing units in compact, portable form-factors that provide standalone aircraft grade navigator performance at one-third the size of competing systems. Recently EMCORE launched its new EMCORE-OrionTM series of high-precision Micro Inertial Navigation (MINAV) systems designed primarily for applications where navigation aids such as GPS are unavailable or denied. The advanced technology incorporated enables these systems to provide performance close to that of traditional RLG (Ring Laser) INS with one-third the SWaP. We believe the EMCORE MINAV’s low SWaP makes it an ideal inertial navigation system for unmanned aerial vehicle and dismounted soldier applications, and the units can operate as navigators or very precise IMUs with lower noise and greater stability than competing systems.

Customers

Our major customers include: ARRIS International plc, BUPT-GuoAn Broadband, Cisco Systems Inc. and Commscope and their respective affiliates, who each at times have represented greater than 10% of our consolidated revenue in the fiscal years ended September 30, 2018, 2017 and 2016. In the fiscal year ended September 30, 2018, ARRIS International plc and Cisco Systems Inc. and their respective affiliates each represented greater than 10% of our consolidated revenue. See Note 15 - Geographical Information in the notes to our consolidated financial statements for additional information about our significant customers.

Strategic Plan

Strategy and Alternatives Committee of the Board of Directors

In addition to organic growth and development of our existing Fiber Optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with overseeing the Company’s strategic plan and evaluating strategic opportunities and alternatives available to the Company, including potential mergers, acquisitions, divestitures and other key strategic transactions outside the ordinary course of the Company’s business. Accordingly, the Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders. The Strategy Committee may engage financial and other advisors to assist it in doing so. Accordingly, the Strategy Committee and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction. The Strategy Committee met six (6) times during the fiscal year ended September 30, 2018.

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Acquisition Corporation ("SolAero"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business", and the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $15.4 million, $12.5 million and $9.9 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. As a percentage of revenue, research and development expenses were 18.0%, 10.2% and 10.8% for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they relate to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2018, we held approximately 55 U.S. patents and approximately 25 foreign patents and had over 5 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2019 and 2035. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

Chip Level Devices - Our primary competitors include MACOM, Broadcom, Mitsubishi, GCS and Renesas

Navigation Systems - Our primary competitors include Northrup Grumman, Honeywell, iXblue and KVH Industries

In addition to the companies listed above, we compete with many research institutions and universities for research funding. We also sell our products to current competitors and companies with the capability of becoming competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the European Union (“EU”) and certain countries throughout the world, political and legal arrangements encourage the purchase of domestically produced goods, which places us at a disadvantage in those regions or countries.

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

Employees

As of September 30, 2018, we had approximately 391 employees, including approximately 188 international employees that are located primarily in China. This represents an increase of approximately 27 employees when compared to September 30, 2017, primarily as a result of an increase in international employees. None of our employees are covered by a collective bargaining agreement. We have never experienced any labor-related work stoppage and believe that our employee relations are good.

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

Also, a small number of customers account for a significant portion of our revenue, and our dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal year ended September 30, 2018, sales to two customers accounted for an aggregate of 60.3% of our total consolidated revenues, for the fiscal year ended September 30, 2017, sales to three customers accounted for an aggregate of 71% of our total consolidated revenues and for the fiscal year ended September 30, 2016, sales to three customers accounted for an aggregate of 61% of our total consolidated revenues. Sales from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition and cash flows.

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

For the fiscal year ended September 30, 2018, loss from continuing operations was $17.5 million. For the fiscal years ended September 30, 2017, and 2016, income from continuing operations was $8.2 million and $2.6 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

We are subject to the cyclical nature of the markets in which we compete and any future downturn may reduce demand for our products and revenue.

In the past, the markets in which we compete have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles, for both manufacturers’ and their customers’ products, and declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. These markets are impacted by the aggregate capital expenditures of service providers and enterprises as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, pricing pressures, evolving standards, and wide fluctuations in product supply and demand.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

•	a downturn in the markets for our customers’ products;

•	discontinuation by our vendors of, or unavailability of, components or services used in our products;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	a failure to anticipate changing customer product requirements;

•	market acceptance of our products;

•	cancellations or postponements of previously placed orders;

•	increased financing costs or any inability to obtain necessary financing;

•	the impact on our business of current or future cost reduction measures;

•	a loss of key personnel or the shortage of available skilled workers;

•	economic conditions in various geographic areas where we or our customers do business;

•	the impact of political uncertainties, such as government sequestration and uncertainties surrounding the federal budget, customer spending and demand for our products;

•	significant warranty claims, including those not covered by our suppliers;

•	product liability claims;

•	other conditions affecting the timing of customer orders;

•	reductions in prices for our products or increases in the costs of our raw materials;

•	effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	obsolescence of products;

•	research and development expenses incurred associated with new product introductions;

•	natural disasters, such as hurricanes, earthquakes, fires, and floods;

•	the emergence of new industry standards;

•	the loss or gain of significant customers;

•	the introduction of new products and manufacturing processes;

•	changes in technology;

•	intellectual property disputes;

•
customs (including tariffs imposed on our products or raw materials, equipment or components used in the production of our products), import/export, and other regulations of the countries in which we do business;

•	the occurrence of M&A activities; and

•	acts of terrorism or violence and international conflicts or crises.

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

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including recently imposed tariffs affecting certain products manufactured in China. The U.S. and China have applied tariffs or announced tariffs to be applied in the future to certain of each other’s exports. With respect to the tariffs that took effect in September 2018, certain of our broadband products manufactured by our Chinese affiliate were included in the tariffs imposed on imports into the U.S. from China. In addition, other products manufactured by our Chinese affiliate may be included on lists of products to be targeted by proposed tariff increases that may be implemented in the future. As a result of these tariffs imposed by the U.S. government, China has recently imposed retaliatory tariffs affecting certain products manufactured in the U.S. In September 2018, certain of our chip products manufactured by us in the U.S. were included in the tariffs imposed on imports into China from the U.S., and other products manufactured by us in the U.S. may be included on lists of products to be targeted by proposed tariff increases that may be implemented by China in the future. Due to the implementation of these tariffs, sales of our products manufactured in China and shipped to the U.S. and sales of our products manufactured in the U.S. and shipped to China could each decrease, which would negatively impact our business.

In addition, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing products into the U.S., or that might trigger retaliatory action by U.S. trading partners. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have substantial operations in China, which exposes us to risks inherent in doing business in China.

In an effort to keep manufacturing costs down, we operate a manufacturing facility in China. Our China-based activities are subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in, or our failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws and other matters, which laws and regulations remain highly underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive. These uncertainties may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

While under certain circumstances we previously were not subject to certain Chinese taxes and were exempt from customs duty assessment on imported components or materials when our finished products were exported from China, we are no longer eligible for such exemptions due to our current Beijing facility being located in a non-economic zone. In addition, we are required to pay income taxes in China subject to certain tax relief. We may become subject to other forms of taxation and duty assessments in China, including import tariffs as described in more detail above, or may be required to pay for export license fees in the future. In the event that we become subject to any increased taxes or new forms of taxation imposed by authorities in China, our results of operations and cash flows could be adversely affected.

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

To increase our business, maintain our competitive position or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. Acquisitions, joint ventures and similar transactions involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies, or products with the existing business and products;

•	diversion of management's time and attention from our core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales, and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	reliance upon joint ventures which we do not control;

•	subsequent impairment of goodwill and acquired long-lived assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, environmental liabilities, regulatory liabilities, tax examinations and warranty issues.

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

In 2017, we began offering products to the FTTH market, and our radio frequency over glass (“RFoG”) products designed for this market have not yet, and may never, gain widespread acceptance by large multiple system operators (“MSOs”). Our business in this market is dependent on the deployment of our optical components, modules and subassemblies. We are relying on increasing demand for bandwidth-intensive services and telecommunications service providers’ acceptance and deployment of RFoG as a technology supporting service to the home. Without network and bandwidth growth and adoption of our solutions by operators in these markets, we will not be able to sell our products in these markets in high volume or at our targeted margins, which would adversely affect our business, financial condition, results of operations and cash flows. For example, RFoG technology may not be adopted by equipment and service providers in the FTTH market as rapidly as we expect or in the volumes we need to achieve acceptable margins. Network and bandwidth growth may be limited by several factors, including an uncertain regulatory environment, high infrastructure costs to purchase and install equipment and uncertainty as to which competing content delivery solution, such as CATV, will gain the most widespread acceptance. In addition, as we enter new markets for RFoG or expand our RFoG product offerings in existing markets, our margins may be adversely affected due to competition in those markets and commoditization of competing products. We may also face limitations due to sole or limited sources for components of our RFoG products. If our expectations for the growth of these markets are not realized, our business, financial condition, results of operations and cash flows may be adversely affected.

Our operating results could be harmed if we are unable to obtain timely deliveries of sufficient components of acceptable quality from sole or limited sources of materials, components, or services, or if the prices of components for which we do not have alternative sources increase.

We currently obtain materials, components, and services used in our products from limited or sole sources. We generally do not carry significant inventories of any raw materials. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery or quality problems or reduced control over product pricing, reliability and performance. Because we often do not account for a significant part of our suppliers’ businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business, and we may need large end of life purchases when a sole source supplier is ceasing manufacturing of required components. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies, or if import tariffs are imposed on these materials. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could adversely affect our results of operations and cash flows. In addition, our reliance on these suppliers may adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

If our contract manufacturers fail to deliver qualified products at reasonable prices and on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely affected.

We primarily use contract manufacturers located outside of the U.S. as a less-expensive alternative to our manufacturing of certain products. Contract manufacturers in Asia currently manufacture a significant portion of our high-volume fiber optics products. We supply inventory to our contract manufacturers, and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

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

Certain of our more significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires us to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. In addition, certain of our customers require us to maintain agreed levels of product inventory at our own locations. Our participation in VMI programs and our commitment to other product inventory requirements at our own locations has resulted in our experiencing higher levels of inventory than we might otherwise and has decreased our visibility into the timing of when our finished goods will ultimately result in revenue-generating sales.

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

We compete in markets that are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards, continuous improvement in products and the use of our existing products in new applications. We may not be able to develop the underlying core technologies necessary to create new products and enhancements to our existing products at the same rate as or faster than our competitors, to develop products that effectively compete with competitors’ products used in new applications, such as remote physical layer (“remote PHY”), or to license the technology from third parties that is necessary for our products. Product development delays may result from numerous factors, including:

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

Some of the capital equipment used in the manufacture of our products have been developed and made specifically for us, may not be readily available from multiple vendors, and would be difficult to repair or replace if they were to become damaged or stop working. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to, or a breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand, or if they are generally greater than 12-months old, appropriate write-downs may be recorded. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence, or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or net realizable market value.

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

If we identify deficiencies in our current system of internal controls or fail to remediate them, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have an adverse effect on the trading price of our equity securities.

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

We have substantial long-lived assets recorded on our balance sheet. As of September 30, 2018, we had $18.2 million of property and equipment, net, on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changes in market conditions, underlying business operations, competition or technologies may impact our assumptions as to prices, costs, holding periods, or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, we will continue to evaluate the recoverability of the carrying amount of our property, plant and equipment on an ongoing basis, and significant changes in any one of our assumptions could produce a significantly different result. In such a circumstance, we may incur substantial impairment charges, which would adversely affect our financial results. In any period where our stock price, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

Refer to Note 1 - Description of Business, Note 2 - Summary of Significant Accounting Policies and Note 3 - Recent Accounting Pronouncements and U.S. Tax Reform of the notes to the consolidated financial statements for further discussion of these new accounting standards, including the implementation status and potential impact to our consolidated financial statements.

We have significant international sales, which expose us to additional risks and uncertainties.

For the fiscal years ended September 30, 2018, 2017 and 2016, sales to customers located outside the U.S. accounted for approximately 19%, 20% and 28%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. In addition, certain of our sales to customers with a U.S. billing address may be physically shipped to a location outside of the U.S. Our international sales and operations are subject to a number of material risks, including, but not limited to:

•
political and economic instability or changes in U.S. government policy with respect to these foreign countries may inhibit export of our products and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

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

In February 2016, we leased a new manufacturing facility near Beijing, China. We have relocated the manufacture of our existing product lines and sub-assemblies previously manufactured at our Langfang facility to our Beijing facility and have closed our Langfang facility.  This transition has and may continue to cause us to incur costs associated with some duplication of facilities, equipment and personnel, and require us to install and/or transplant complex manufacturing equipment and processes and to hire and train a new workforce.  In addition, we are subject to the requirements of a different regional government than we were subject to at our Langfang facility, which creates additional uncertainty.  If we are unable to manage this transfer and training smoothly and comprehensively, we could suffer delays in recognizing efficiencies, harm to our reputation with our customers, and loss of customers. If we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business, financial condition, results of operations and cash flows could be harmed.

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

As a contractor and/or subcontractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting the portion of our business related to U.S. government contracts include the following:

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

Compliance with regulations related to conflict minerals and other regulations with respect to our supply chains could increase costs and affect the manufacturing and sale of our products.

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

In addition, the U.S. federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking, and the United Kingdom and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers as well as the Electronic Industry Citizenship Coalition (EICC) have also issued expectations to eliminate these practices that may impact us. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s product.

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

The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as intentional and unintentional acts by employees or other insiders with access privileges. Our customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our intellectual property, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Cyber attacks, such as computer viruses or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the production or shipment of our products. Data security breaches involving our data center customers could affect their financial condition and ability to continue to purchase our products. In addition, cyber attacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Further, our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent that any disruption or security breach results in a loss or damage to our technology infrastructure, systems or data or inappropriate disclosure of confidential information or sensitive or personal information, it could harm our relationships with customers and other third parties and damage our brand and reputation and our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Section 382 of the Internal Revenue Code, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits (the “Tax Benefits”) existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company's stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among shareholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company.

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

Certain provisions of our organizational documents and New Jersey law could discourage potential acquisition proposals, delay or prevent a change in control of the Company or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws:

•
classify our Board of Directors into three classes, with staggered three-year terms and, until recent respective amendments to our certificate of incorporation and bylaws that became effective in March 2018 to declassify our Board of Directors are fully phased in beginning with our 2021 annual meeting of shareholders, the current three-year terms of our directors will remain in effect until the current terms expire;

•	provide that directors are not subject to removal except for cause by the vote of the holders of a majority of our capital stock;

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Alhambra, California	Corporate Headquarters Manufacturing and research and development facilities	75,000	Leases covering two of six buildings expired in 2011; another lease covering four of six buildings expires in 2020 (1) and (2)

Langfang, China	Warehouse facility	1,100	Lease expires in 2019

Beijing, China	Manufacturing facility	23,200	Lease expires in 2021 (1)

Ivyland, Pennsylvania	Former manufacturing and research and development facility (3)	9,000	Lease expires in 2019 (3)

Footnotes

(1)	Leases have the option to be renewed by us at fixed terms.

(2)	Certain facility leases in Alhambra, California which have expired are being maintained on a month-to-month basis.

(3)	The Ivyland, Pennsylvania facility was closed during the fiscal year ended September 30, 2018 and is no longer occupied.

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

ITEM 4.    Mine Safety Disclosures

Not Applicable.

PART II.    Other Information

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the Nasdaq Global Market and is quoted under the symbol "EMKR". As of November 29, 2018, we had approximately 92 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represent the highest and lowest sales prices for our common stock on the Nasdaq Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018	$5.80 - $8.75	$4.90 - $7.25	$4.40 - $5.85	$4.40 - $5.50

Fiscal 2017	$5.15 - $9.50	$8.05 - $10.50	$8.10 - $11.95	$8.20 - $12.20

Dividend Policy

No dividends have been declared during the two most recent fiscal years. Under the terms of our credit facility with Wells Fargo Bank, N. A., we are restricted from paying dividends that result in the liquidity of the Company being less than $25.0 million after paying the dividend if any amounts are outstanding under our credit facility. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

ITEM 6.    Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2018, 2017, and 2016 and the balance sheet data as of September 30, 2018 and 2017 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report, after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses.

We derived the statement of operations data for the years ended September 30, 2015 and 2014 and the selected balance sheet data as of September 30, 2016, 2015, and 2014 from audited consolidated financial statements that are not included in this Annual Report after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
Revenue	$85,617	$122,895	$91,998	$81,685	$55,514
Gross profit	18,487	42,534	30,954	28,691	12,114
Operating (loss) income	(18,311)	7,741	2,939	(4,522)	(20,331)
(Loss) income from continuing operations	(17,453)	8,221	2,619	(2,272)	4,082
Income from discontinued operations	—	14	5,647	65,372	770
Net (loss) income	(17,453)	8,235	8,266	63,100	4,852
Net (loss) income per basic share
Continuing operations	$(0.64)	$0.31	$0.10	$(0.08)	$0.13
Discontinued operations	—	0.00	0.22	2.18	0.03
Net (loss) income per basic share	$(0.64)	$0.31	$0.32	$2.10	$0.16
Net (loss) income per diluted share
Continuing operations	$(0.64)	$0.30	$0.10	$(0.08)	$0.13
Discontinued operations	—	0.00	0.21	2.18	0.03
Net (loss) income per diluted share	$(0.64)	$0.30	$0.31	$2.10	$0.16

Balance Sheet Data (in thousands)	As of September 30,
	2018	2017	2016	2015	2014
Cash, cash equivalents and restricted cash	$63,195	$68,754	$64,870	$112,260	$22,169
Working capital	88,848	103,042	92,957	127,994	30,914
Total assets	135,898	144,084	127,211	160,907	191,342
Long-term liabilities	1,891	1,667	1,635	1,774	6,018
Shareholders' equity	106,805	120,774	107,317	135,442	112,347

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2018
Continuing Operations:

•	We recorded a $1.0 million reserve on non-current inventory in the fiscal year ended September 30, 2018 due to the decline in sales and future demand of the inventory.

•
As a result of the revision in the estimated amount and timing of cash flows for Asset Retirement Obligations (“ARO” or “AROs”) during the fiscal year ended September 30, 2018, the Company increased the ARO liability by $0.1 million and recorded a loss from change in estimate on ARO liability.

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

Fiscal 2016
Continuing Operations:

•
On July 5, 2016, the Company declared a special cash dividend of $1.50 per share of the Company's common stock, for a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016. See Note 14 - Equity for additional information.

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

•
AROs: As a result of the revision in the estimated amount and timing of cash flows for AROs during the fiscal year ended September 30, 2015, the Company reduced ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO was established. The amount of the remaining reduction to the ARO liability was recorded as a reduction to operating expenses. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Discontinued Operations:

•
Photovoltaic and Digital Products Asset Sales: On December 10, 2014, we sold our Photovoltaics Business to SolAero Technologies Corporation (“SolAero”) purchased substantially all of the assets, and assumed substantially all of the liabilities, related to or used in connection with the Company’s photovoltaics business, including EMCORE’s subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business”), for $149.9 million in cash, after giving effect to a $0.1 million working capital adjustment finalized and paid during the fiscal year ended September 30, 2015. On January 2, 2015, NeoPhotonics Corporation acquired certain assets, and assumed certain liabilities, of the Company’s telecommunications business (the “Digital Products Business”), for $17.0 million in cash and a notes receivable that was paid in April 2015. These asset sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations for the businesses sold as discontinued operations. No assets or liabilities that were sold from either the Photovoltaic Business or Digital Products Business remain on the consolidated balance sheet as of September 30, 2018, 2017, 2016 and 2015. See Note 5 - Discontinued Operations in the notes to the consolidated financial statements for additional information.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory;

•	the allowance for doubtful accounts; and,

•	the valuation allowance for deferred tax assets.

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

Inventory

Inventory is stated at the lower of cost or net realizable value (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as a cost of revenue. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur, charges to write-down our inventory. See Note 8 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

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

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. With the exception of the gains resulting from the completed sale of the photovoltaics business in December 2014, we have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination. See Note 12 - Income and other Taxes in the notes to the consolidated financial statements for additional information related to our income taxes.

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

***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, U.S. GAAP specifically dictates the accounting treatment of a particular transaction. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a complete discussion of our accounting policies, recently adopted accounting pronouncements, and other required U.S. GAAP disclosures, we refer you to the accompanying notes to our consolidated financial statements in this Annual Report.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the fiscal year ended September 30,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	78.4	65.4	66.4
Gross profit	21.6	34.6	33.6
Operating expense (income):
Selling, general, and administrative	24.8	18.1	22.5
Research and development	18.0	10.2	10.8
Impairments	—	0.4
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	—	(2.8)
Loss (gain) from change in estimate on ARO	0.2	—	—
Loss (gain) on sale of assets	0.1	(0.4)	(0.1)
Total operating expense	43.1	28.3	30.4
Operating (loss) income	(21.5)	6.3	3.2
Other income (expense):
Interest income, net	0.9	0.2	0.1
Foreign exchange (loss) gain	(0.5)	0.1	(0.4)
Other income	0.1	0.2	—
Total other income (expense)	0.5	0.5	(0.3)
(Loss) income from continuing operations before income tax benefit (expense)	(21.0)	6.8	2.9
Income tax benefit (expense)	0.5	(0.1)	(0.0)
(Loss) income from continuing operations	(20.5)	6.7	2.9
Loss from discontinued operations, net of tax	—	0.0	6.1
Net (loss) income	(20.4)%	6.7%	9.0%

Comparison of Financial Results for the Fiscal Years Ended September 30, 2018 and 2017

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$85,617	$122,895	$(37,278)	(30.3)%
Cost of revenue	67,130	80,361	(13,231)	(16.5)%
Gross profit	18,487	42,534	(24,047)	(56.5)%
Operating expense (income):
Selling, general, and administrative	21,232	22,246	(1,014)	(4.6)%
Research and development	15,387	12,542	2,845	22.7%
Impairments	—	506	(506)	(100.0)%
Loss (gain) from change in estimate on ARO	145	(45)	190	422.2%
Loss (gain) on sale of assets	34	(456)	490	107.5%
Total operating expense	36,798	34,793	2,005	5.8%
Operating (loss) income	(18,311)	7,741	(26,052)	(336.5)%
Other income (expense):
Interest income, net	733	245	488	199.2%
Foreign exchange (loss) gain	(434)	82	(516)	(629.3)%
Other income	110	316	(206)	(65.2)%
Total other income	409	643	(234)	(36.4)%
(Loss) income from continuing operations before income tax benefit (expense)	(17,902)	8,384	(26,286)	(313.5)%
Income tax benefit (expense)	449	(163)	612	375.5%
(Loss) income from continuing operations	(17,453)	8,221	(25,674)	(312.3)%
Income from discontinued operations, net of tax	—	14	(14)	(100.0)%
Net (loss) income	$(17,453)	$8,235	$(25,688)	(311.9)%

Revenue

For the fiscal year ended September 30, 2018, revenue decreased 30.3% compared to the prior year driven by lower sales volume of our CATV components and RFoG products primarily to U.S. customers partially offset by increases in revenue from our Chip Devices and Navigation Systems product lines. The decrease in CATV components is primarily the result of a significant customer experiencing a large inventory accumulation due to the consolidation of contract manufacturers' inventory in the U.S..

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

Consolidated gross margins were 21.6% and 34.6% for the fiscal years ended September 30, 2018 and 2017, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.5 million during each of the fiscal years ended September 30, 2018 and 2017.

For the fiscal year ended September 30, 2018, gross profit decreased by 56.5% when compared to the prior year. The decrease in gross profit for the fiscal year ended September 30, 2018 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher fixed manufacturing labor and expenses, and higher wafer fabrication expenses. The decrease in gross margin for the fiscal year ended September 30, 2018 was primarily due to lower revenue and cost of revenue comprising a higher percentage of revenue. During the fiscal year ended September 30, 2018, we recorded a $1.0 million reserve on non-current inventory due to the decline in sales and future demand of the inventory.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.6 million during each of the fiscal years ended September 30, 2018 and 2017.

SG&A expense for the fiscal year ended September 30, 2018 was lower than the amount reported in the prior year primarily due to lower compensation costs and severance expenses partially offset by an increase in expense for professional services, an increase in the allowance for bad debts and the costs incurred in connection with the closing of our Pennsylvania facility.

As a percentage of revenue, SG&A expenses were 24.8% and 18.1% for fiscal years ended September 30, 2018 and 2017, respectively. The increase in SG&A expense as a percentage of revenue in the fiscal year ended September 30, 2018 compared to the prior year is due to the decrease in revenues in the fiscal year ended September 30, 2018.

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

Stock-based compensation expense within R&D totaled approximately $0.6 million and $0.5 million during the fiscal years ended September 30, 2018 and 2017, respectively.

R&D expense for the fiscal year ended September 30, 2018 was higher than the amounts reported in the same period in 2017 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 18.0% and 10.2% for the fiscal years ended September 30, 2018 and 2017, respectively. The increase in R&D expense as a percentage of revenue in the fiscal year ended September 30, 2018 compared to the prior year is due to the decrease in revenues and higher R&D expense in the fiscal year ended September 30, 2018.

Impairments

In March 2017, in connection with our opening of a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the fiscal year ended September 30, 2017. See Note 9 - Property, Plant and Equipment, net in the notes to the consolidated financial statements for additional information.

Loss (Gain) from Change in Estimate on ARO

As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2018, the Company increased the ARO liability by $0.1 million and recorded a loss from change in estimate on ARO liability of $0.1 million. As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2017, the Company reduced the ARO liability by $45,000 and recorded a gain from change in estimate on ARO liability of $45,000. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (21.5)% and 6.3% for the fiscal years ended September 30, 2018 and 2017, respectively. The decrease in operating income as a percentage of revenue in the fiscal year ended September 30, 2018 compared to the prior year is primarily due to the decline in gross profit in the fiscal year ended September 30, 2018.

Other Income (Expense)

Interest Income, net
During the fiscal years ended September 30, 2018 and 2017, we recorded $0.7 million and $0.4 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the fiscal year ended September 30, 2018 was higher than the amount reported in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the fiscal year ended September 30, 2018, the Company recorded income tax benefit from continuing operations of approximately $0.4 million, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily comprised of the effect of recent changes in tax laws in December 2017 that eliminates the Alternative Minimum Tax (“AMT”) and will result in a refund to the Company of amounts paid in prior fiscal years and the fiscal year 2018 operating loss. See Note 12 - Income and other Taxes in the notes to the consolidated financial statements for additional disclosures. For the fiscal year ended September 30, 2017, the Company recorded income tax expense from continuing operations of approximately $0.2 million and $0 of income tax expense within income from discontinued operations.

Comparison of Financial Results for the Fiscal Years Ended September 30, 2017 and 2016

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2017	2016	$ Change	% Change
Revenue	$122,895	$91,998	$30,897	33.6%
Cost of revenue	80,361	61,044	19,317	31.6%
Gross profit	42,534	30,954	11,580	37.4%
Operating expense (income):
Selling, general, and administrative	22,246	20,734	1,512	7.3%
Research and development	12,542	9,921	2,621	26.4%
Impairments	506	—	506	N/A
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	(2,599)	2,599	100.0%
Gain from change in estimate on ARO	(45)	—	(45)	N/A
Gain on sale of assets	(456)	(41)	(415)	(1,012.2)%
Total operating expense	34,793	28,015	6,778	24.2%
Operating income	7,741	2,939	4,802	163.4%
Other income (expense):
Interest income, net	245	88	157	178.4%
Foreign exchange gain (loss)	82	(394)	476	120.8%
Other income	316	—	316	N/A
Total other income (expense)	643	(306)	949	310.1%
Income from continuing operations before income tax expense	8,384	2,633	5,751	218.4%
Income tax expense	(163)	(14)	(149)	(1,064.3)%
Income from continuing operations	8,221	2,619	5,602	213.9%
Income from discontinued operations, net of tax	14	5,647	(5,633)	(99.8)%
Net income	$8,235	$8,266	$(31)	(0.4)%

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

For the fiscal year ended September 30, 2017, gross margins increased by 37.4% when compared to the prior year. The increase in gross profit and margins for the fiscal year ended September 30, 2017 was primarily due to product mix and higher sales volume.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.6 million and $1.4 million during the fiscal years ended September 30, 2017 and 2016, respectively. The increase in stock-based compensation within SG&A during the fiscal year ended September 30, 2017 when compared to the prior year is primarily due to expense associated with Performance Stock Units granted during the fiscal year ended September 30, 2017.

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

Impairments

In March 2017, in connection with the transition of our manufacturing operations in China to a new manufacturing facility in China, we identified equipment with a net book value of approximately $0.6 million that would no longer be utilized after the planned move later in fiscal year 2017. After taking into consideration the costs of disposal and estimated net funds from the sale of the equipment of approximately $0.1 million, we recorded a charge to impairments of approximately $0.5 million in the fiscal year ended September 30, 2017. See Note 9 - Property, Plant and Equipment, net in the notes to the consolidated financial statements for additional information.

Recovery of previously incurred litigation related fees and expenses from arbitration award

Recovery of previously incurred litigation related fees and expenses from arbitration award consists of the fees and costs recovered by the Company from Sumitomo Electric Industries Ltd. (“SEI”) as a result of a decision by the International Court of Arbitration tribunal in April 2016 related to an arbitration proceeding previously commenced by SEI. As a percentage of revenue, the recovery of previously incurred litigation related fees and expenses from arbitration award was 2.8% for the fiscal year ended September 30, 2016.

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

Liquidity and Capital Resources

Other than the fiscal years ended September 30, 2018 and 2017, in recent years we have historically consumed cash from operations and, in most periods, we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as, from time to time in prior periods, borrowings from our Credit Facility (defined below) and capital markets transactions.

As of September 30, 2018, cash and cash equivalents totaled $63.1 million and net working capital totaled approximately $88.8 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million. On November 7, 2018 we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021 that can be used for working capital requirements, letters of credit, and other general corporate purposes subject to a limitation of the Company having liquidity of at least $25,000,000 million after such use. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures. As of November 29, 2018, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $11.1 million available for borrowing.

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months. At the discretion of our Board of Directors and subject to restrictions in our Credit Facility, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more additional special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our other businesses, pursue other strategic opportunities or a combination thereof. For example, under our Credit Facility, we are restricted from paying dividends that result in the liquidity of the Company being less than $25.0 million after paying the dividend if any amounts are outstanding under our Credit Facility. In addition, should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

Cash Flow

The Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2018, 2017 and 2016 reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the fiscal years ended September 30,			Fiscal 2018 vs Fiscal 2017		Fiscal 2017 vs Fiscal 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) operating activities	$1,470	$11,701	$(5,552)	$(10,231)	(87.4)%	$17,253	310.8%

Fiscal 2018:
For the fiscal year ended September 30, 2018, our operating activities provided cash of $1.5 million primarily due to changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $8.2 million, depreciation and amortization expense of $5.6 million, stock-based compensation expense of $3.6 million, provision for doubtful accounts of $0.6 million, warranty provision of $0.4 million and loss on disposal of equipment of $34,000 partially offset by our net loss of $17.5 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $2.4 million and inventory of $5.1 million and an increase in accounts payable of $0.5 million and other liabilities of $4.2 million, partially offset by an increase in other assets of $3.9 million.

Fiscal 2017:
For the fiscal year ended September 30, 2017, our operating activities provided cash of $11.7 million primarily due to our net income of $8.2 million, depreciation, amortization and accretion expense of $3.8 million, stock-based compensation expense of $3.6 million, impairment charge of $0.5 million and warranty provision of $0.6 million, partially offset by a change in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.5 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $3.9 million, inventory of $0.1 million and other assets of $4.5 million partially offset by an increase in accounts payable of approximately $2.1 million and accrued expenses and other liabilities of $1.9 million.

Fiscal 2016:
For the fiscal year ended September 30, 2016, our operating activities used cash of $5.6 million primarily due to decreases in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $13.5 million, the recognition of the previously deferred gain on sale of assets from discontinued operations of $3.8 million, the gain on transfer of solar power assets and obligations of $0.7 million, the gain on reduction of product warranty of discontinued operations of $0.4 million and the payment and gain on settlement of the Newark restructuring lease of $0.3 million partially offset by depreciation, amortization and accretion expense of $2.5 million, stock-based compensation expense of $2.1 million, warranty provision of $0.4 million, and our net income of $8.3 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.2 million and inventory of $10.9 million, and a decrease in accrued expenses and other liabilities of $4.8 million, partially offset by a decrease in other assets of $0.1 million and an increase in accounts payable of approximately $3.2 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the fiscal year ended September 30,			Fiscal 2018 vs Fiscal 2017		Fiscal 2017 vs Fiscal 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net cash used in investing activities	$(6,501)	$(9,126)	$(3,826)	$2,625	28.8%	$(5,300)	(138.5)%

Fiscal 2018:
For the fiscal year ended September 30, 2018, our investing activities used $6.5 million of cash for capital related expenditures of $6.6 million primarily related to investment in our wafer fabrication facility.

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

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the fiscal year ended September 30,			Fiscal 2018 vs Fiscal 2017		Fiscal 2017 vs Fiscal 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by financing activities	$(487)	$1,306	$(38,254)	$(1,793)	(137.3)%	$39,560	103.4%

Fiscal 2018:
For the fiscal year ended September 30, 2018, our financing activities used cash of $0.5 million primarily for tax withholding paid on behalf of employees for stock-based awards of $1.3 million partially offset by proceeds from stock plan transactions of $0.8 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for fiscal 2019 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2019	2020 to 2021	2022 to 2023	2024 and later
Purchase obligations	$21,669	$21,223	$227	$160	$59
Asset retirement obligations	2,192	40	—	59	2,093
Operating lease obligations	3,488	803	1,425	1,260	—
Total contractual obligations and commitments	$27,349	$22,066	$1,652	$1,479	$2,152

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of September 30, 2018, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 13 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our AROs.

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

ITEM 8.    Financial Statements and Supplementary Data

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Fiscal Years Ended September 30, 2018, 2017 and 2016
(in thousands, except per share data)

	For the Fiscal Years ended September 30,
	2018	2017	2016
Revenue	$85,617	$122,895	$91,998
Cost of revenue	67,130	80,361	61,044
Gross profit	18,487	42,534	30,954
Operating expense (income):
Selling, general, and administrative	21,232	22,246	20,734
Research and development	15,387	12,542	9,921
Impairments	—	506	—
Recovery of previously incurred litigation related fees and expenses from arbitration award	—	—	(2,599)
Loss (gain) from change in estimate on ARO obligation	145	(45)	—
Loss (gain) on sale of assets	34	(456)	(41)
Total operating expense	36,798	34,793	28,015
Operating (loss) income	(18,311)	7,741	2,939
Other income (expense):
Interest income, net	733	245	88
Foreign exchange (loss) gain	(434)	82	(394)
Other income	110	316	—
Total other income (expense)	409	643	(306)
(Loss) income from continuing operations before income tax benefit (expense)	(17,902)	8,384	2,633
Income tax benefit (expense)	449	(163)	(14)
(Loss) income from continuing operations	(17,453)	8,221	2,619
Income from discontinued operations, net of tax	—	14	5,647
Net (loss) income	$(17,453)	$8,235	$8,266
Foreign exchange translation adjustment	324	(18)	(268)
Comprehensive (loss) income	$(17,129)	$8,217	$7,998
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.64)	$0.31	$0.10
Discontinued operations	—	0.00	0.22
Net (loss) income per basic share	$(0.64)	$0.31	$0.32
Net (loss) income per diluted share:
Continuing operations	$(0.64)	$0.30	$0.10
Discontinued operations	—	0.00	0.21
Net (loss) income per diluted share	$(0.64)	$0.30	$0.31
Weighted-average number of basic shares outstanding	27,266	26,659	25,979
Weighted-average number of diluted shares outstanding	27,266	27,544	26,518

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2018 and 2017
(in thousands)

	As of	As of
	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,117	$68,333
Restricted cash	78	421
Accounts receivable, net of allowance of $548 and $22, respectively	19,275	22,265
Inventory	20,850	25,139
Prepaid expenses and other current assets	12,730	8,527
Total current assets	116,050	124,685
Property, plant, and equipment, net	18,216	16,635
Non-current inventory	1,433	2,686
Other non-current assets	199	78
Total assets	$135,898	$144,084
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,997	$11,818
Accrued expenses and other current liabilities	14,205	9,825
Total current liabilities	27,202	21,643
Asset retirement obligations	1,809	1,638
Other long-term liabilities	82	29
Total liabilities	29,093	23,310
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 34,487 shares issued and 27,577 shares outstanding as of September 30, 2018; 33,938 shares issued and 27,028 shares outstanding as of September 30, 2017	734,066	730,906
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	885	561
Accumulated deficit	(580,425)	(562,972)
Total shareholders’ equity	106,805	120,774
Total liabilities and shareholders’ equity	$135,898	$144,084

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2018, 2017 and 2016
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2015	25,676	$762,003	$(47,721)	$847	(579,687)	$135,442
Net income	—	—	—	—	8,266	8,266
Translation adjustment	—	—	—	(268)	—	(268)
Stock-based compensation	284	1,868	—	—	—	1,868
Stock option exercises	45	225	—	—	—	225
Special dividend paid	—	(39,214)	—	—	—	(39,214)
Issuance of common stock - ESPP	193	735	—	—	—	735
Issuance of common stock - Board of Directors	46	263	—	—	—	263
Cumulative adjustment for adoption of accounting standard	—	(214)	—	—	214	—
Balance as of September 30, 2016	26,244	725,666	(47,721)	579	(571,207)	107,317
Net income	—	—	—	—	8,235	8,235
Translation adjustment	—	—	—	(18)	—	(18)
Stock-based compensation	432	3,602	—	—	—	3,602
Stock option exercises	158	534	—	—	—	534
Issuance of common stock - ESPP	133	773	—	—	—	773
Issuance of common stock - Board of Directors	61	331	—	—	—	331
Balance as of September 30, 2017	27,028	730,906	(47,721)	561	(562,972)	120,774
Net loss	—	—	—	—	(17,453)	(17,453)
Translation adjustment	—	—	—	324	—	324
Stock-based compensation	372	3,648	—	—	—	3,648
Stock option exercises	6	28	—	—	—	28
Tax withholding paid on behalf of employees for stock-based awards	—	(1,257)	—	—	—	(1,257)
Issuance of common stock - ESPP	171	741	—	—	—	741
Balance as of September 30, 2018	27,577	$734,066	$(47,721)	$885	$(580,425)	$106,805

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2018, 2017 and 2016
(in thousands)

	For the fiscal year ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(17,453)	$8,235	$8,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,617	3,757	2,506
Stock-based compensation expense	3,648	3,602	2,086
Provision adjustments related to doubtful accounts	599	23	23
Provision adjustments related to product warranty	431	573	376
Impairments of equipment	—	506	—
Recognition of previously deferred gain on sale of assets from discontinued operations	—	—	(3,804)
Net loss (gain) on disposal of equipment	34	(456)	(41)
Other	412	(50)	(1,422)
Total non-cash adjustments	10,741	7,955	(276)
Changes in operating assets and liabilities:
Accounts receivable	2,372	(3,859)	(1,171)
Inventory	5,067	(140)	(10,904)
Other assets	(3,925)	(4,455)	148
Accounts payable	477	2,095	3,179
Accrued expenses and other current liabilities	4,191	1,870	(4,794)
Total change in operating assets and liabilities	8,182	(4,489)	(13,542)
Net cash provided by (used in) operating activities	1,470	11,701	(5,552)
Cash flows from investing activities:
Purchase of equipment	(6,583)	(9,600)	(5,779)
Receipt of escrow funds from sale of assets	—	—	1,853
Proceeds from disposal of property, plant and equipment	82	474	100
Net cash used in investing activities	(6,501)	(9,126)	(3,826)
Cash flows from financing activities:
Payment of special dividend	—	—	(39,214)
Proceeds from stock plans	770	1,306	960
Tax withholding paid on behalf of employees for stock-based awards	(1,257)	—	—
Net cash (used in) provided by financing activities	(487)	1,306	(38,254)
Effect of exchange rate changes on foreign currency	(41)	3	242
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,559)	3,884	(47,390)
Cash, cash equivalents and restricted cash at beginning of period	68,754	64,870	112,260
Cash, cash equivalents and restricted cash at end of period	$63,195	$68,754	$64,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$63	$71	$88
Cash paid during the period for income taxes	$131	$114	$124
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$755	$(861)	$282
Issuance of common stock to Board of Directors	$—	$331	$263

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

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

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the consolidated balance sheet as of September 30, 2018 or September 30, 2017. The financial results of the Photovoltaics Business and the Digital Products Business are presented as “discontinued operations” on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2018, 2017 and 2016. See Note 5 - Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory;

•	the allowance for doubtful accounts; and,

•	the valuation allowance for deferred tax assets.

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

Inventory: Inventory is stated at the lower of cost or net realizable value (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as a cost of revenue. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 8 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

Property, Plant, and Equipment: Our property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Description	Estimated Useful Life
Equipment	three to ten years
Furniture and fixtures	five years
Computer hardware and software	five to seven years
Leasehold improvements	three to six years

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

•
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede most current U.S. GAAP guidance on this topic. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of the guidance within ASU No. 2014-09 on identifying performance obligations and the licensing implementation guidance. Under the new standards, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The new standard, as amended through December 2016, was effective for our fiscal year beginning October 1, 2018. The standard permits the use of either the full retrospective or modified retrospective method. We established a cross-functional implementation team to implement ASU 2014-09. We have substantially completed and implemented changes to our systems, processes and internal controls to meet the reporting and disclosure requirements upon adoption as of October 1, 2018.

We believe that the key revenue streams will be split between product sales and firm fixed price contracts, which comprise the majority of our business. Based upon our evaluation completed, the Company believes that the pattern of revenue recognition for these revenue streams upon implementation will generally be at a point-in-time for product sales and over a period of time for firm fixed price contracts, which is consistent with current guidance. As of September 30, 2018, the Company plans to adopt ASU 2014-09 utilizing a modified retrospective method on October 1, 2018. The adoption of ASU 2014-09 will not have a material impact on the Company's consolidated financial statements and related disclosures.

U.S. Tax Reform

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 25% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. However, the Tax Act provides for a credit for historical Alternative Minimum Taxes (“AMT”) paid against future taxes. As a result, the Company has taken a tax benefit of $0.5 million in the fiscal year ended September 30, 2018 for historical AMT payments. In addition, the Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. For the fiscal year ended September 30, 2018, the elimination of the manufacturing deduction and credit for certain foreign taxes paid did not result in a significant impact on our consolidated financial statements.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. Due to historical foreign losses and a full valuation allowance on our deferred tax assets as of September 30, 2018, these transitional impacts did not result in an impact on our consolidated financial statements for the fiscal year ended September 30, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The SEC has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We completed finalizing and recording any resulting adjustments during our fiscal year ending September 30, 2018. See also Note 12 - Income and other Taxes.

NOTE 4.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of September 30,
(in thousands)	2018	2017	2016
Cash	$2,965	$8,054	$3,989
Cash equivalents	$60,152	$60,279	$59,916
Restricted cash	78	421	965
Total cash, cash equivalents and restricted cash	$63,195	68,754	64,870

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of September 30, 2018, 2017, and 2016.

NOTE 5.	Discontinued Operations

Sale of Photovoltaics Business

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016
Revenue	$—	$—	$—
Cost of revenue	—	12	(159)
Gross (loss) income	—	(12)	159
Operating expense (income)	—	13	(868)
(Loss) income from discontinued operations before income tax expense	—	(25)	1,027
Income tax benefit	—	—	20
(Loss) income from discontinued operations, net of tax	$—	$(25)	$1,047

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
Included in discontinued operations of the Photovoltaics Business during the fiscal year ended September 30, 2016 were $0.4 million of New Mexico incentive tax credits received. There were no incentive tax credits received during the fiscal years ended September 30, 2018 and 2017.

Sale of Digital Products Business

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016
Revenue	$—	$—	$—
Cost of revenue	—	—	(500)
Gross profit	—	—	500
Operating expense (income)	—	2	(292)
Recognition of previously deferred gain on sale of assets	—	—	3,804
Other income	—	41	—
Income from discontinued operations before income tax expense	—	39	4,596
Income tax benefit	—	—	4
Income from discontinued operations, net of tax	$—	$39	$4,600

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

Cash consists primarily of bank deposits or highly liquid short-term investments with a maturity of three months or less at the time of purchase. Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements. Cash, cash equivalents and restricted cash are based on Level 1 measurements.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments.

NOTE 7.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of September 30,
(in thousands)	2018	2017
Accounts receivable, gross	$19,823	$22,287
Allowance for doubtful accounts	(548)	(22)
Accounts receivable, net	$19,275	$22,265

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2018, 2017 and 2016.

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years ended September 30,
	2018	2017	2016
Balance at beginning of period	$22	$36	$462
Provision adjustment - expense, net of recoveries	599	23	23
Write-offs and other adjustments - deductions to receivable balances	(73)	(37)	(449)
Balance at end of period	$548	$22	$36

During the fiscal year ended September 30, 2018, we recorded a $0.5 million reserve on accounts receivable related to two customers account balances for which management had uncertainty with respect to its respective total collectability.

NOTE 8.	Inventory

The components of inventory consisted of the following:

	As of September 30,
(in thousands)	2018	2017
Raw materials	$11,857	$15,826
Work in-process	5,402	6,586
Finished goods	5,024	5,413
Inventory balance at end of period	$22,283	$27,825
Current portion	$20,850	$25,139
Non-Current portion	$1,433	$2,686

The non-current inventory balance of $1.4 million and $2.7 million as of September 30, 2018 and 2017, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part. During the fiscal year ended September 30, 2018, we recorded a $1.0 million reserve on non-current inventory due to the decline in sales and future demand of the inventory.

NOTE 9.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of September 30,
(in thousands)	2018	2017
Equipment	$36,625	$31,507
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,928	2,974
Leasehold improvements	2,049	2,330
Construction in progress	3,648	4,539
Property, plant, and equipment, gross	$46,359	42,459
Accumulated depreciation	(28,143)	(25,824)
Property, plant, and equipment, net	$18,216	$16,635

Depreciation expense totaled $5.6 million, $3.7 million and $2.4 million during the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Impairment testing
As of September 30, 2018 and 2016, we determined no impairment triggers were present, and therefore, an impairment test was not performed.

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

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of September 30,
(in thousands)	2018	2017
Compensation	$3,065	$3,904
Warranty	642	684
Professional fees	604	653
Customer deposits	22	20
Deferred revenue	368	—
Income and other taxes	7,593	2,920
Severance and restructuring accruals	82	628
Other	1,829	1,016
Accrued expenses and other current liabilities	$14,205	$9,825

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Severance and restructuring accruals: In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination in May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including AROs, as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain was recorded in the discontinued operations of the Digital Products Business for the fiscal year ended September 30, 2016. See Note 5 - Discontinued Operations.

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

In March 2017, the Company announced an additional workforce reduction of approximately 14 individuals and recorded a charge of $0.1 million in the fiscal year ended September 30, 2017 related to the outsourcing of a portion of our wafer fabrication lab. During the fiscal year ended September 30, 2017, the Company recorded an additional charge of $0.4 million for six additional individuals related to the March 2017 workforce reduction. Also, in March 2017, in connection with our anticipated opening later in fiscal year 2017 of a new manufacturing facility in China to reduce costs and improve efficiency, we accrued for a workforce reduction of approximately 265 individuals and recorded a charge of $0.5 million in the fiscal year ended September 30, 2017. During the fiscal year ended September 30, 2017, the Company recorded an additional charge of $0.4 million for the workforce reduction of 72 additional individuals related to the opening of our new manufacturing facility in China.

In September 2017, the Company announced it would close its Ivyland, Pennsylvania location during fiscal year 2018 and reduce its workforce by approximately 11 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million in the fiscal year ended September 30, 2017.

In connection with the closing of the Ivyland, Pennsylvania location in January 2018, we accrued for the remaining lease costs of the facility through the lease termination of February 2019. Included in selling, general and administrative expense for the fiscal year ended September 30, 2018, was $0.2 million related to the remaining lease costs.

In March 2018, the Company announced an additional workforce reduction of approximately 21 individuals to better align our workforce towards our Chip Devices and Navigation Systems product lines and away from Broadbrand product lines and recorded a charge of $0.4 million in the fiscal year ended September 30, 2018.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2016	$642	$—	$642
Expense - charged to accrual	1,994	—	1,994
Payments and accrual adjustments	(2,008)	—	(2,008)
Balance as of September 30, 2017	628	—	628
Expense - charged to accrual	512	186	698
Payments and accrual adjustments	(1,133)	(111)	(1,244)
Balance as of September 30, 2018	$7	$75	$82

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Fiscal Years ended September 30,
(in thousands)	2018	2017	2016
Balance at beginning of period	$684	$871	$1,664
Provision for product warranty - expense	431	573	376
Adjustments and utilization of warranty accrual	(473)	(760)	(1,169)
Balance at end of period	$642	$684	$871

NOTE 11.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On July 27, 2017, we entered into a Ninth Amendment of the Credit Facility which adjusted the interest rate to LIBOR plus 1.75%. On November 7, 2018, we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, and other general corporate purpose subject to a limitation of the Company having liquidity of at least $25,000,000 million after such use.

As of September 30, 2018, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of September 30, 2018, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $7.3 million available for borrowing. As of November 29, 2018, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

NOTE 12.	Income and Other Taxes

The Company's income (loss) from continuing operations before income taxes consisted of the following:

Income (loss) from continuing operations before income taxes	For the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016
Domestic	$(16,752)	$10,632	$1,735
Foreign	(1,150)	(2,248)	898
Income (loss) from continuing operations before income taxes	$(17,902)	$8,384	$2,633

The Company's income tax (benefit) expense consisted of the following:

Income tax (benefit) expense	For the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016
Federal:
Current	$(502)	$135	$—
Deferred	—	—	—
	(502)	135	—
State:
Current	53	28	(117)
Deferred	—	—	—
	53	28	(117)
Foreign:
Current	—	—	131
Deferred	—	—	—
	—	—	131
Total income tax (benefit) expense	$(449)	$163	$14

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016
Income tax benefit computed at U.S. federal statutory rate	$(4,346)	$2,841	$896
State tax expense benefit, net of U.S. federal effect	(168)	414	(41)
Foreign tax rate differential	36	229	(94)
Effect due to change in tax rate	57,988	2,528	626
Shortfall (windfall) from stock based compensation	681	(150)	—
Other	216	126	(57)
State net operating loss carryforward adjustment	(305)	933	685
Change in valuation allowance	(54,551)	(6,758)	(2,001)
Income tax (benefit) expense	$(449)	$163	$14
Effective tax rate	(2.5)%	1.9%	0.5%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30
(in thousands)	2018	2017
Deferred tax assets:
Federal net operating loss carryforwards	$91,639	$144,455
Foreign net operating loss carryforwards	1,301	587
Income tax credit carryforwards	2,671	3,211
Inventory reserves	2,065	2,037
Accounts receivable reserves	123	8
Accrued warranty reserve	144	249
State net operating loss carryforwards	4,624	4,525
Stock compensation	728	2,367
Deferred compensation	200	349
Fixed assets and intangibles	(33)	136
Other	838	927
Total deferred tax assets	104,300	158,851
Valuation allowance	(104,300)	(158,851)
Net deferred tax assets	$—	$—

For the fiscal years ended September 30, 2018, 2017 and 2016, the Company recorded income tax benefit (expense) from continuing operations of approximately $0.4 million, $(0.2) million and $(14,000), respectively. For the fiscal years ended September 30, 2018, 2017 and 2016, the Company recorded income tax benefit from discontinued operations of $0, $0 and $24,000, respectively. Income tax benefit for fiscal year ended September 30, 2018 is primarily comprised of the effect of the Tax Act which eliminates AMT and will result in a refund to the Company of amounts paid in prior fiscal years, state minimum taxes, and foreign tax expense included within continuing operations.

For the fiscal years ended September 30, 2018, 2017 and 2016, the effective tax rate on continuing operations was (2.5)%, 1.9% and 0.5%, respectively. The higher beneficial tax rate for fiscal year 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the fiscal year 2018 operating loss. The higher tax rate for fiscal year 2017 was primarily due to higher alternative minimum tax as a result of the increase in net income. The lower tax rate for fiscal year 2016 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials and changes in the Company's results in the current year. The Company uses some estimates to forecast permanent differences between book and tax accounting.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21% effective January 1, 2018. Consequently, the Company recorded a decrease to the tax effected U.S. net deferred tax assets of $58.0 million, which was primarily offset by a change in the valuation allowance.

The Tax Act also includes other items such as limitations on the deductibility of executive compensation, immediate expensing of qualified property, the creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”), global Intangible Low Taxed Income (“GILTI”) tax and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The Company evaluated the applicability of these items and appropriately reflected them in the tax provision as of September 30, 2018.
In the fourth quarter of fiscal 2018, we recorded an adjustment to the provisional amounts originally recorded in the first and second quarters of fiscal 2018 related to the re-measurement of net DTA. This adjustment was $58.0 million.
During fiscal 2018, we recorded a tax benefit of $0.5 million related to the Tax Act related to the credit on future tax payments for past AMT amounts paid.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We have determined that the $0.5 million of tax benefit for the credit on future tax payments for past AMT amounts paid and the $58.0 million of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates for fiscal 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings and foreign taxes attributable to foreign subsidiaries.
All deferred tax assets have a full valuation allowance at September 30, 2018. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal year ended September 30, 2017, we increased previously unrecognized tax benefits by $0.1 million related to foreign taxes. During the fiscal year ended September 30, 2016, we decreased previously unrecognized tax benefits by $0.1 million. Of the fiscal year 2016 amount of unrecognized tax benefits, $112,800 was recognized in income tax expense from continuing operations and $12,000 was recognized in income tax expense from discontinued operations. As of September 30, 2018 and 2017, we had approximately $0.4 million and $0.3 million, respectively of interest and penalties accrued as tax liabilities on our balance sheet.

As of September 30, 2018, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $436.4 million which begin to expire in 2022. As of September 30, 2018, the Company had foreign net operating loss carryforwards of $5.2 million which begin to expire in 2021, as well as state net operating loss carryforwards of approximately $53.0 million which begin to expire in 2019. As of September 30, 2018, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $2.7 million. The research credits will begin to expire in 2019. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company's consolidated net operating loss carryforwards. As a result of the $436.4 million of U.S. net operating loss carryforwards, approximately $219.5 million is subject to an annual limitation and $216.9 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2016	$288
Adjustments based on tax positions related to the current year	131
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2017	419
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2018	$419

As of September 30, 2018 and 2017, we had approximately $0.4 million and $0.3 million, respectively of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax position will be paid or settled within the next 12 months.

We file income tax returns in the U.S. federal, state, and local jurisdictions. In April 2015 the IRS completed its exam of the September 30, 2012 tax return and the Company was notified there were no changes to the originally filed return. There are no state income tax returns under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2014 for the U.S. federal, after fiscal year 2013 for the State of New Mexico, and after fiscal year 2013 for the state of California.

Included in discontinued operations during the fiscal year ended September 30, 2016 was $0.4 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes. There were no incentive tax credits received during the fiscal years ended September 30, 2018 and 2017.

NOTE 13.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more are $0.8 million, $0.8 million, $0.6 million, $0.6 million, and $0.7 million for the fiscal years ended September 30, 2019, 2020, 2021, 2022 and 2023 and thereafter, respectively.

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $1.2 million, $1.4 million and $1.4 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the fiscal year ended September 30, 2018. Accretion expense of $0.1 million was recorded during fiscal years ended September 30, 2018, 2017 and 2016.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In September 2017, a new lease for four of the six buildings was signed, which was effective on October 1, 2017. The new lease extends the terms of the lease for three years plus a three year option to extend the lease through September 2023. In connection with the lease agreement, the Company has recorded an ARO liability at September 30, 2018 and September 30, 2017 of $1.8 million and $1.6 million, respectively. Leases related to the other two buildings expired in 2011, and these buildings are being occupied on a month-to-month basis.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

During the fiscal year ended September 30, 2018, in connection with the Company extending the lease term of the Alhambra facility, the lease and related obligations, including ARO, were revised, resulting in an increase of the estimated ARO obligation by the Company. As a result of the lease extension, the Company increased its ARO associated with the Alhambra facility by $0.1 million.

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

In May 2016, which was retroactively effective on February 1, 2016, the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO liability in the amount of $0.1 million at September 30, 2018 and 2017.

The following table summarizes ARO activity:

Asset Retirement Obligations	September 30,
(in thousands)	2018
Balance at September 30, 2017	$1,638
Accretion expense	66
Revision in estimated cash flows	105
Balance at September 30, 2018	$1,809

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

On September 23, 2014, SEI filed for arbitration against EMCORE, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owed SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously recorded gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the fiscal year ended September 30, 2016, we recognized the $2.6 million recovery of previously incurred litigation fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 5 - Discontinued Operations.

We enter into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify them for certain potential expenses and liabilities arising from their status as a director or executive officer of the Company. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and executive officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

In exchange for a one-time cash payment offered by the Company, certain current and former employees previously agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company had recorded an accrual for these amounts at September 30, 2016 that was not material to the Company's results of operations, financial condition or cash flows, which had been recorded within Operating Expenses for the fiscal year ended September 30, 2016. On January 6, 2017, the Company and Mirasol agreed to a class action settlement of $0.3 million with regards to all outstanding claims. On January 24, 2018, the Court granted final approval of the formal settlement agreement entered into between the parties and on February 26, 2018, the Court entered final judgment. The settlement amount of $0.3 million was paid in May 2018. There remains no outstanding liability related to the settlement as of September 30, 2018. During the fiscal year ended September 30, 2017, the Company recorded an accrual of $0.2 million within Operating Expenses related to the settlement.
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

d) Phoenix Navigation Components, LLC Legal Proceedings

On June 12, 2018, Phoenix Navigation Components, LLC (“Phoenix”) commenced an arbitration against EMCORE with the American Arbitration Association (“AAA”) in New York. On August 31, 2018, Phoenix filed a First Amended Demand for Arbitration, asserting the following claims: breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets (under the Defend Trade Secrets Act, 18 U.S.C. § 1836, and New York law), conversion, unjust enrichment, correction of inventorship relating to U.S. Patent No. 8,773,665, and declaratory relief, relating to EMCORE’s termination of certain agreements entered into between EMCORE and Phoenix related to the purported license of certain intellectual property related to fiber optic gyroscope technology and disputed royalty payments related thereto. On September 14, 2018, EMCORE filed an Answering Statement and Counterclaim, denying all of Phoenix’s claims and asserting counterclaims for breach of the implied covenant of good faith and fair dealing and declaratory relief. An arbitration hearing on all claims with the exception of the patent claims has been set for January 8, 2019. A second arbitration hearing on the patent claims has been set for May 20, 2019. We believe that the claims asserted by Phoenix are without merit and we intend to vigorously defend ourselves against them.

On June 21, 2018, Phoenix Navigation Components, LLC commenced a special proceeding against EMCORE in the New York Supreme Court, Commercial Division, Index No. 653128/2018. As part of the special proceeding, Phoenix filed an application for a preliminary injunction in aid of arbitration pursuant to CLPR 7502(c), in connection with the AAA arbitration proceeding in New York. On August 6, 2018, Phoenix’s application was resolved pursuant to a stipulation between EMCORE and Phoenix. This special proceeding remains open pending resolution of the AAA arbitration.

On September 18, 2018, EMCORE filed a complaint against Phoenix in the United States District Court for the Central District of California seeking a declaratory judgment with respect to U.S. Patent No. 8,773,665. On October 19, 2018, Phoenix filed a Motion to Stay Pending Arbitration or to Dismiss the Complaint.

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

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2017	326,798	$19.54
Granted	—	—
Exercised	(6,392)	$4.37		$15
Forfeited	(6,407)	$4.60
Expired	(244,019)	$24.57
Outstanding as of September 30, 2018	69,980	$4.74	5.11	$31
Exercisable as of September 30, 2018	46,886	$4.76	4.11	$23
Vested and expected to vest as of September 30, 2018	69,980	$4.74	5.11	$45

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal years ended September 30, 2017 and 2016, the intrinsic value of options exercised was $0.9 million and $87,000, respectively.

As of September 30, 2018, there was approximately $0.1 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.0 years.

Valuation Assumptions
There were no stock option grants for the fiscal years ended September 30, 2018 and 2017.

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

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for fiscal year ended September 30, 2018:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	778,084	$5.91	8,154	$8.20
Granted	648,043	$5.80	—	$0.00
Vested	(374,969)	$5.40	—	$0.00
Forfeited	(39,537)	$5.23	—	$0.00
Non-vested as of September 30, 2018	1,011,621	$6.04	8,154	$8.20

As of September 30, 2018, there was approximately $5.0 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.9 years. The 1.0 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $4.8 million and a weighted average remaining contractual term of 1.7 years. For fiscal years ended September 30, 2018, 2017 and 2016, the intrinsic value of RSUs vested was approximately $2.3 million, $3.4 million and $1.6 million, respectively. For the fiscal years ended September 30, 2017 and 2016, the weighted average grant date fair value of RSUs granted was $8.20 and $5.53 per share, respectively.

As of September 30, 2018, there was approximately $45,000 of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 2.0 years.

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

The following table summarizes the activity related to PSUs and PRSAs for the fiscal year ended September 30, 2018:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2017	328,708	$8.36	33,333	$12.25
Granted	240,164	$7.62	—	$0.00
Vested	(166,058)	$6.86	—	$0.00
Forfeited	(5,037)	$13.36	—	$0.00
Non-vested as of September 30, 2018	397,777	$8.48	33,333	$12.25

As of September 30, 2018, there was approximately $1.5 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.3 years. The 0.4 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $1.9 million and a weighted average remaining contractual term of 1.3 years. For the fiscal year ended September 30, 2018, the intrinsic value of PSUs vested was approximately $1.4 million. There were no PSUs vested in the fiscal years ended September 30, 2017 and 2016. For the fiscal year ended September 30, 2017, the weighted average grant date fair value of PSUs granted was $8.34. There was no PSUs granted in the fiscal year ended September 30, 2016.

As of September 30, 2018, there was approximately $0.3 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 1.0 year.

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

Included in the 240,164 PSUs granted and 166,058 PSUs vested during the fiscal year ended September 30, 2018 are 67,664 PSUs that vested at more than 100% of the target PSUs upon vesting.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years Ended September 30,
(in thousands)	2018	2017	2016
Employee stock options	$32	$45	$38
Restricted stock units and awards	1,742	1,643	1,683
Performance stock units and awards	1,343	1,367	—
Employee stock purchase plan	276	300	223
Outside director equity awards and fees in common stock	255	247	218
Total stock-based compensation expense	$3,648	$3,602	$2,162

Stock-based Compensation Expense - by expense type	For the Fiscal Years ended September 30,
(in thousands)	2018	2017	2016
Cost of revenue	$450	$492	$345
Selling, general, and administrative	2,584	2,605	1,445
Research and development	614	505	372
Total stock-based compensation expense	$3,648	$3,602	$2,162

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

The stock-based compensation expense above relates to continuing operations. Stock-based compensation within selling, general and administrative expense was higher for the fiscal year ended September 30, 2017 due to stock-based compensation expense associated with the grants of PSUs and PRSAs. Included within discontinued operations is $0, $0 and $(77,000) of stock-based compensation expense for the fiscal year ended September 30, 2018, 2017 and 2016, respectively.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2018, we had 34.5 million and 27.6 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2018 and 2017.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the fiscal years ended September 30, 2018, 2017 and 2016 was approximately $0.5 million, $0.5 million and $0.4 million, respectively.

(Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

Basic and Diluted Net (Loss) Income Per Share	For the Fiscal Years Ended September 30,
(in thousands, except per share)	2018	2017	2016
Numerator:
(Loss) income from continuing operations	$(17,453)	$8,221	$2,619
Loss from discontinued operations	—	14	5,647
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(17,453)	8,235	8,266
Denominator:
Denominator for basic net income per share - weighted average shares outstanding	27,266	26,659	25,979
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	—	885	539
Denominator for diluted net income per share - adjusted weighted average shares outstanding	27,266	27,544	26,518

Net (loss) income per basic share:
Continuing operations	$(0.64)	$0.31	$0.10
Discontinued operations	—	0.00	0.22
Net (loss) income per basic share	$(0.64)	$0.31	$0.32

Net (loss) income per diluted share:
Continuing operations	$(0.64)	$0.30	$0.10
Discontinued operations	—	0.00	0.21
Net (loss) income per diluted share	$(0.64)	$0.30	$0.31
Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	949	398	508

Average market price of common stock	$5.87	$8.92	$5.88

For diluted (loss) income per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the fiscal year ended September 30, 2018 due to the Company incurring a net loss for the period. For the fiscal year ended September 30, 2017, we excluded 0.4 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the fiscal year ended September 30, 2016 we excluded 0.5 million of weighted average outstanding stock options and RSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.
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

Per the amended ESPP, the total number of shares of common stock on which options may be granted under the ESPP are 3,250,000 shares. With the special dividend paid in July 2016, the total number of shares of common stock on which options may be granted under the ESPP were increased by 265,574 shares to a total of 3,515,574 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2018, 2017 and 2016 totaled 171,000, 133,000 and 193,000 shares, respectively. As of September 30, 2018, the total amount of common stock issued under the ESPP totaled 2,775,016 shares and the total shares remaining available for issuance under the ESPP totaled 740,558.

Future Issuances
As of September 30, 2018, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	69,980
Unvested restricted stock units	1,011,621
Unvested performance stock units and awards (at 200% maximum payout)	862,220
Purchases under the employee stock purchase plan	740,558
Issuance of stock-based awards under the Equity Plans	1,474,701
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,247,821

NOTE 15.	Geographical Information

We evaluate our reportable segment pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segment and allocates resources to the segment based on its business prospects, competitive factors, net revenue, operating results, and other non-U.S. GAAP financial ratios. Based on this evaluation, the Company operates as a single reportable segment, Fiber Optics.
Revenue: The following tables set forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Revenue by Geographic Region	For the Fiscal Years ended September 30,
(in thousands)	2018	2017	2016
United States	$69,543	$98,520	$66,436
Asia	10,386	16,713	17,401
Europe	5,422	7,015	7,618
Other	266	647	543
Total revenue	$85,617	$122,895	$91,998

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two of our significant customers represented an aggregate of 60% of our consolidated revenue for the fiscal year ended September 30, 2018. Revenue from three of our significant customers represented an aggregate of 71% and 61% of our consolidated revenue for the fiscal years ended September 30, 2017 and 2016, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of September 30, 2018 and 2017, approximately 49% and 46%,respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2018
(in thousands, except income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2017	2018	2018	2018
Revenue	$24,036	$18,623	$17,717	$25,241
Cost of revenue	16,122	13,676	16,519	20,813
Gross profit	7,914	4,947	1,198	4,428
Operating expense (income):
Selling, general, and administrative	4,819	5,644	5,237	5,532
Research and development	3,800	3,300	3,915	4,372
Loss from change in estimate on ARO obligation	—	—	—	145
Loss (gain) on sale of assets	107	(68)	—	(5)
Total operating expense	8,726	8,876	9,152	10,044
Operating loss	(812)	(3,929)	(7,954)	(5,616)
Other income (expense):
Interest income, net	111	163	216	243
Foreign exchange gain (loss)	286	526	(676)	(570)
Other income	—	—	—	110
Total other income (expense)	397	689	(460)	(217)
Loss from continuing operations before income tax (expense) benefit	(415)	(3,240)	(8,414)	(5,833)
Income tax benefit (expense)	333	169	—	(53)
Loss from continuing operations	(82)	(3,071)	(8,414)	(5,886)
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$(82)	$(3,071)	$(8,414)	$(5,886)
Per share data:
Net income per basic share:
Continuing operations	$(0.00)	$(0.11)	$(0.31)	$(0.21)
Discontinued operations	—	—	—	—
Net income per basic share	$(0.00)	$(0.11)	$(0.31)	$(0.21)
Net income per diluted share:
Continuing operations	$(0.00)	$(0.11)	$(0.31)	$(0.21)
Discontinued operations	—	—	—	—
Net income per diluted share	$(0.00)	$(0.11)	$(0.31)	$(0.21)
Weighted-average number of basic and diluted shares outstanding	27,032	27,197	27,387	27,424

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the years in the three–year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three–year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 4, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2010.

Irvine, California
December 4, 2018

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

b.    Management's Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

c.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited EMCORE Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated December 4, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Irvine, California
December 4, 2018

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal I: Election of Directors - Directors and Executive Officers” that will be included in our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2018. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Ownership of Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referenced above. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Proposal 1: Election of Directors - Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11.    Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Proposal I: Election of Directors - Director Compensation for Fiscal Year 2018,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Executive Compensation - Compensation Committee Report” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Ownership of Securities - Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding our equity compensation plans is incorporated by reference to the section entitled “Ownership of Securities - Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

Information required by this Item is incorporated by reference to the sections entitled “Proposal I: Election of Directors - Governance of the Company - Related Person Transaction Approval Policy” and “Proposal I - Election of Directors - Governance of the Company - Director Independence” in the Proxy Statement.

ITEM 14.     Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Proposal II: Ratification of the Appointment of Independent Registered Public Accounting Firm - Fiscal Years 2018 & 2017 Auditor Fees and Services” in the Proxy Statement.

Part IV.

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended September 30, 2018, 2017, and 2016

•	Consolidated Balance Sheets as of September 30, 2018 and 2017

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2018).
3.6	By-Laws of EMCORE Corporation, as amended through March 19, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2018).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on December 6, 2017).
10.1
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.2†	Directors Compensation Policy (Effective March 17, 2017) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017).

10.3†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.4†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.5†	Form of award agreement under 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on December 14, 2015).
10.6†	2012 Equity Incentive Plan, as amended and restated on January 19, 2017 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on December 6, 2017).
10.7†	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on December 14, 2015).
10.8†
Form of time-based Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (as of October 2016) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on December 7, 2016).

10.9†
Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for executive officers) (as of December 2017) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2018).

10.10†
Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for non-executive officers) (as of October 2016) (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on December 6, 2017).

10.11†
Restricted Stock and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan entered into between the Company and Jeffrey Rittichier, with a grant date of October 18, 2016 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on December 6, 2017).

10.12†
Performance-Based Restricted Stock and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan entered into between the Company and Jeffrey Rittichier, with a grant date of October 18, 2016 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on December 6, 2017).

10.13†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended March 5, 2014 (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on January 28, 2014).
10.14†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
10.15†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2014).

10.16†	Employment Agreement, dated June 6, 2016, by and between EMCORE Corporation and Jikun Kim (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2016).
10.17†	EMCORE Corporation Fiscal 2018 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2017).
21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________

† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

ITEM 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 4, 2018	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 4, 2018	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints and hereby authorizes Jeffrey Rittichier such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 4, 2018.

Signature	Title

/s/ Jeffrey Rittichier	Chief Executive Officer and Director
Jeffrey Rittichier	(Principal Executive Officer)

/s/ Jikun Kim	Chief Financial Officer
Jikun Kim	(Principal Financial and Accounting Officer)

/s/ Stephen L. Domenik	Director
Stephen L. Domenik

/s/ Gerald J. Fine, Ph.D.	Chairman of the Board
Gerald J. Fine, Ph.D.

/s/ Rex S. Jackson	Director
Rex S. Jackson