Form 10-Q
period 2018-12-31
EMCORE CORP
filed 2019-02-06
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of January 31, 2019, the number of shares outstanding of our no par value common stock totaled 27,670,466.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations and (h) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2018

PART I. Financial Information.

ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended December 31, 2018 and 2017
(in thousands, except per share data)
(unaudited)

	For the three months ended December 31,
	2018	2017
Revenue	$24,001	$24,036
Cost of revenue	18,193	16,122
Gross profit	5,808	7,914
Operating expense:
Selling, general, and administrative	7,593	4,819
Research and development	4,019	3,800
Loss on sale of assets	—	107
Total operating expense	11,612	8,726
Operating loss	(5,804)	(812)
Other income:
Interest income, net	267	111
Foreign exchange gain	14	286
Total other income	281	397
Loss before income tax (expense) benefit	(5,523)	(415)
Income tax (expense) benefit	(15)	333
Net loss	$(5,538)	$(82)
Foreign exchange translation adjustment	14	253
Comprehensive (loss) income	$(5,524)	$171
Per share data:
Net loss per basic share	$(0.20)	$(0.00)
Weighted-average number of basic and diluted shares outstanding	27,534	27,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2018 and September 30, 2018
(in thousands)
(unaudited)

	As of	As of
	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$57,284	$63,117
Restricted cash	11	78
Accounts receivable, net of allowance of $322 and $548, respectively	18,362	19,275
Inventory	20,466	20,850
Prepaid expenses and other current assets	13,251	12,730
Total current assets	109,374	116,050
Property, plant, and equipment, net	19,088	18,216
Non-current inventory	1,415	1,433
Other non-current assets	114	199
Total assets	$129,991	$135,898
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,515	$12,997
Accrued expenses and other current liabilities	16,008	14,205
Total current liabilities	26,523	27,202
Asset retirement obligations	1,823	1,809
Other long-term liabilities	89	82
Total liabilities	28,435	29,093
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 34,578 shares issued and 27,668 shares outstanding as of December 31, 2018; 34,487 shares issued and 27,577 shares outstanding as of September 30, 2018	734,341	734,066
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	899	885
Accumulated deficit	(585,963)	(580,425)
Total shareholders’ equity	101,556	106,805
Total liabilities and shareholders’ equity	$129,991	$135,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2018 and 2017
(in thousands)
(unaudited)

	For the three months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,538)	$(82)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,594	1,202
Stock-based compensation expense	425	915
Provision adjustments related to doubtful accounts	—	17
Provision adjustments related to product warranty	56	58
Net loss on disposal of equipment	—	107
Other	28	(132)
Total non-cash adjustments	2,103	2,167
Changes in operating assets and liabilities:
Accounts receivable	911	(883)
Inventory	392	2,169
Other assets	(436)	(277)
Accounts payable	(2,064)	(4,322)
Accrued expenses and other current liabilities	1,763	(727)
Total change in operating assets and liabilities	566	(4,040)
Net cash used in operating activities	(2,869)	(1,955)
Cash flows from investing activities:
Purchase of equipment	(2,878)	(1,881)
Proceeds from disposal of property, plant and equipment	—	8
Net cash used in investing activities	(2,878)	(1,873)
Cash flows from financing activities:
Proceeds from stock plans	—	16
Tax withholding paid on behalf of employees for stock-based awards	(150)	(724)
Net cash used in financing activities	(150)	(708)
Effect of exchange rate changes on foreign currency	(3)	15
Net decrease in cash, cash equivalents and restricted cash	(5,900)	(4,521)
Cash, cash equivalents and restricted cash at beginning of period	63,195	68,754
Cash, cash equivalents and restricted cash at end of period	$57,295	$64,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$25	$16
Cash paid during the period for income taxes	$2	$33
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(410)	$(176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq stock exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions are often far greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

We currently have one reporting segment: Fiber Optics. This segment is comprised of three product lines: Broadband (which includes Cable TV (“CATV”) systems and components, radio frequency over glass (“RFoG”) products, satellite/microwave communications products and wireless communication products), Chip Devices and Navigation Systems.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2018 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

NOTE 2.	Recent Accounting Pronouncements

(a)    New Accounting Updates Recently Adopted

•
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. Under the new standard, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard was effective for our fiscal year beginning October 1, 2018.

Effective October 1, 2018, we adopted the requirements of Topic 606 using the modified retrospective method. There was no significant cumulative impact to our accumulated deficit upon adoption.

•
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The new standard was effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s condensed consolidated financial statements.

•
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This new standard was be effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2016-01 did not have an impact on our condensed consolidated financial statements and related disclosures.

(b)    Recent Accounting Standards or Updates Not Yet Effective

•
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods.  The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted.  We are continuing to evaluate the impact the adoption of the new standard will have on our consolidated financial statements and related disclosures.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. We are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements. Topic 842 will be effective for our fiscal year beginning October 1, 2019 and we expect to elect certain available transitional practical expedients. Early adoption is permitted.

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

NOTE 3.	Summary of Significant Accounting Policies

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 30, 2018. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition - To determine the proper revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

The vast majority of our revenues are from product sales to our customers, pursuant to purchase orders with short lead times. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. When we perform shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

In certain instances, inventory is maintained by our customers at consigned locations. Revenues from consigned sales are recognized when the customer obtains control of our product, which occurs at a point in time. This is typically when the customer pulls product for use.

We use a number of wholesale distributors around the world and recognize revenue when the wholesale distributor obtains control of our product, which occurs at a point in time, typically upon shipment. Our wholesale distributors are contractually obligated to pay us on standard commercial terms, consistent with our end-use customers. We do not sell to wholesale distributors on consignment and do not give wholesale distributors a right of return.

In certain instances, prior to customers accepting product that is manufactured at one of our contract manufacturers, these customers require that they first qualify the product and manufacturing processes at our contract manufacturer (e.g. customer acceptance clause). The customers’ qualification process determines whether the product manufactured at our contract manufacturer achieves their quality, performance, and reliability standards. After a customer completes the initial qualification process, we receive approval to ship qualified product to that customer. Revenues are recognized when the customer obtains control of the qualified product, which occurs at a point in time, typically upon shipment.

To a lesser extent, we enter into other types of contracts including non-recurring engineering contracts. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on estimates of the relative standalone selling price that we would charge the customer for each promised product or service.

Receivables, Net - Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Receivables, net, totaled $18.4 million and $19.3 million at December 31, 2018 and September 30, 2018, respectively.

Remaining Performance Obligations - Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.3 million. The Company expects to recognize revenue on approximately 84% of the remaining performance obligations over the next year with the remaining amount recognized thereafter.

Product Warranty Reserves - We provide our customers with warranty claims for certain products and warranty-related services are not considered a separate performance obligation. Pursuant to Accounting Standards Codification (“ASC”) 450, Contingencies, we make estimates of product warranty expense using historical experience rates and accrue estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on historical experience of known product failure rates and anticipated rates of warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting the product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region see Note 14 - Geographical Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

For the three months ended December 31,
(in thousands)	2018	% of Revenue	2017	% of Revenue
Broadband	$17,327	72%	$20,866	87%
Chips	4,215	18%	2,151	9%
Navigation	2,459	10%	1,019	4%
Total revenue	$24,001	100%	$24,036	100%

NOTE 4.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of	As of
(in thousands)	December 31, 2018	September 30, 2018	December 31, 2017
Cash	$2,619	$2,965	$3,769
Cash equivalents	$54,665	$60,152	$60,431
Restricted cash	11	78	33
Total cash, cash equivalents and restricted cash	$57,295	63,195	64,233

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of December 31, 2018, September 30, 2018 and December 31, 2017.

NOTE 5.	Fair Value Accounting

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

NOTE 6.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	December 31, 2018	September 30, 2018
Accounts receivable, gross	$18,684	$19,823
Allowance for doubtful accounts	(322)	(548)
Accounts receivable, net	$18,362	$19,275

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three months ended December 31, 2018 and 2017.

Allowance for Doubtful Accounts (in thousands)	For the three months ended December 31,
	2018	2017
Balance at beginning of period	$548	$22
Provision adjustment - expense, net of recoveries	—	17
Write-offs and other adjustments - deductions to receivable balances	(226)	—
Balance at end of period	$322	$39

NOTE 7.	Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	December 31, 2018	September 30, 2018
Raw materials	$11,951	$11,857
Work in-process	5,515	5,402
Finished goods	4,415	5,024
Inventory balance at end of period	$21,881	$22,283
Current portion	$20,466	$20,850
Non-Current portion	$1,415	$1,433

The non-current inventory balance of $1.4 million as of both December 31, 2018 and September 30, 2018 is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part. During the three months ended December 31, 2018, we recorded a $0.4 million reserve on non-current inventory due to the decline in sales and future demand of the inventory.

NOTE 8.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	December 31, 2018	September 30, 2018
Equipment	$37,025	$36,625
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,934	2,928
Leasehold improvements	2,089	2,049
Construction in progress	5,683	3,648
Property, plant, and equipment, gross	$48,840	46,359
Accumulated depreciation	(29,752)	(28,143)
Property, plant, and equipment, net	$19,088	$18,216

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	December 31, 2018	September 30, 2018
Compensation	$2,826	$3,065
Warranty	652	642
Professional fees	1,095	604
Customer deposits	285	22
Deferred revenue	474	368
Income and other taxes	9,311	7,593
Severance and restructuring accruals	85	82
Other	1,280	1,829
Accrued expenses and other current liabilities	$16,008	$14,205

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Severance and restructuring accruals: On December 4, 2018, the Company and Jikun Kim, the Company's former Chief Financial Officer, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which the Company and Mr. Kim agreed that he would cease service with the Company effective as of December 31, 2018 (the “Separation Date”). The Separation Agreement provided for, among other things, the continuation of his base salary for a period of two months following the Separation Date and a lump sum payment of $22,875 in lieu of any cash bonus payment under the Company’s Fiscal Year 2018 Bonus Plan, in each case subject to his execution and non-revocation of a general release agreement releasing the Company from any liability or obligation to him and compliance with certain confidentiality, non-solicitation and other restrictive covenants as provided in the Separation Agreement. Mr. Kim’s outstanding equity awards that remained unvested as of the Separation Date were cancelled and terminated. The Company recorded a charge of approximately $0.1 million in the three months ended December 31, 2018 related to this Separation Agreement.

Our severance and restructuring-related accruals specifically relate to the separation agreement discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statements of operations and comprehensive income. The following table summarizes the changes in the severance and restructuring accrual account:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2018	7	75	82
Expense - charged to accrual	57	—	57
Payments and accrual adjustments	(13)	(41)	(54)
Balance as of December 31, 2018	$51	$34	$85

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$642	$684
Provision for product warranty - expense	56	58
Adjustments and utilization of warranty accrual	(46)	(29)
Balance at end of period	$652	$713

NOTE 10.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On July 27, 2017, we entered into a Ninth Amendment of the Credit Facility which adjusted the interest rate to LIBOR plus 1.75%. On November 7, 2018, we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purpose subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25 million after such use.

As of December 31, 2018, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of December 31, 2018, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $5.5 million available for borrowing. As of January 31, 2019, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

NOTE 11.	Income and Other Taxes

For the three months ended December 31, 2018 and 2017, the Company recorded income tax (expense) benefit of approximately $(15,000) and $0.3 million, respectively. Income tax expense for the three months ended December 31, 2018 is primarily comprised of state minimum tax expense. Income tax benefit for three months ended December 31, 2017 is primarily comprised of the effect of the December 22, 2017 Tax Cuts and Jobs Act (the “Tax Act”) which eliminated Alternative Minimum Taxes and resulted in a refund to the Company of amounts paid in prior fiscal years, state minimum tax expense, and foreign tax expense included within continuing operations.

For the three months ended December 31, 2018 and 2017, the effective tax rate on continuing operations was 0% and (80.2)%, respectively. The lower tax rate for the three months ended December 31, 2018 is primarily due to the operating loss and state minimum tax expense. The higher beneficial tax rate for three months ended December 31, 2017 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the fiscal year 2018 operating loss. Income tax expense is comprised of estimated alternative minimum tax as prescribed by ASC 740 and foreign tax expense. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of December 31, 2018 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at December 31, 2018. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2018 and 2017, there were no material increases or decreases in unrecognized tax benefits. As of December 31, 2018 and September 30, 2018, we had approximately $0.4 million of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax position will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the statement of condensed consolidated statements of operations.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million for the three months ended December 31, 2018 and 2017. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three months ended December 31, 2018 and 2017. Accretion expense of $14,000 and $17,000 was recorded during the three months ended December 31, 2018 and 2017, respectively.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In September 2017, a new lease for four of the six buildings was signed, which was effective on October 1, 2017. The new lease extends the terms of the lease for three years plus a three year option to extend the lease through September 2023. In connection with the lease agreement, the Company has recorded an ARO liability at December 31, 2018 and September 30, 2018 of $1.8 million. Leases related to the other two buildings expired in 2011, and these buildings are being occupied on a month-to-month basis.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

In May 2016 (and retroactively effective on February 1, 2016) the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO liability in the amount of $0.1 million at December 31, 2018 and September 30, 2018.

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

b) Phoenix Navigation Components, LLC Legal Proceedings

On June 12, 2018, Phoenix Navigation Components, LLC (“Phoenix”) commenced an arbitration against EMCORE with the American Arbitration Association (“AAA”) in New York. On August 31, 2018, Phoenix filed a First Amended Demand for Arbitration, asserting the following claims: breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets (under the Defend Trade Secrets Act, 18 U.S.C. § 1836, and New York law), conversion, unjust enrichment, correction of inventorship relating to U.S. Patent No. 8,773,665, and declaratory relief, relating to EMCORE’s termination of certain agreements entered into between EMCORE and Phoenix related to the purported license of certain intellectual property related to fiber optic gyroscope technology and disputed royalty payments related thereto. On September 14, 2018, EMCORE filed an Answering Statement and Counterclaim, denying all of Phoenix’s claims and asserting counterclaims for breach of the implied covenant of good faith and fair dealing and declaratory relief. An arbitration hearing on all claims with the exception of the patent claims was held on January 8 through 12, 2019, and closing arguments are currently scheduled for March 29, 2019. A second arbitration hearing on the patent claims has been set for July 29, 2019. We believe that the claims asserted by Phoenix are without merit and we intend to vigorously defend ourselves against them.

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

On September 18, 2018, EMCORE filed a complaint against Phoenix in the United States District Court for the Central District of California seeking a declaratory judgment with respect to U.S. Patent No. 8,773,665. On October 19, 2018, Phoenix filed a Motion to Stay Pending Arbitration or to Dismiss the Complaint. On December 7, 2018, the United States District Court for the Central District of California issued an order granting Phoenix's motion to dismiss this action.

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

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2018	69,980	$4.74
Granted	—	—
Exercised	—	—		—
Forfeited	(52)	$3.97
Expired	(1,267)	$5.21
Outstanding as of December 31, 2018	68,661	$4.73	4.93	$11
Exercisable as of December 31, 2018	47,122	$4.77	4.04	$10
Vested and expected to vest as of December 31, 2018	68,661	$4.73	4.93	$11

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the three months ended December 31, 2017, the intrinsic value of options exercised was $13,000.

As of December 31, 2018, there was approximately $44,000 of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 1.8 years.

Valuation Assumptions
There were no stock option grants for the three months ended December 31, 2018 and 2017.

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

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the three months ended December 31, 2018:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	1,011,621	$6.04	8,154	$8.20
Granted	10,000	$4.48	—	$0.00
Vested	(93,422)	$6.84	—	$0.00
Forfeited	(117,108)	$4.73	—	$0.00
Non-vested as of December 31, 2018	811,091	$6.12	8,154	$8.20

As of December 31, 2018, there was approximately $4.1 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.7 years. The 0.8 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 1.6 years. For the three months ended December 31, 2018 and 2017, the intrinsic value of RSUs vested was approximately $0.4 million and $0.3 million, respectively. For the three months ended December 31, 2017, the weighted average grant date fair value of RSUs granted was $6.73 per share.

As of December 31, 2018, there was approximately $39,000 of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.8 years.

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

The following table summarizes the activity related to PSUs and PRSAs for the three months ended December 31, 2018:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	397,777	$8.48	33,333	$12.25
Granted	—	$0.00	—	$0.00
Vested	(30,874)	$7.14	—	$0.00
Forfeited	(132,579)	$7.24	—	$0.00
Non-vested as of December 31, 2018	234,324	$9.35	33,333	$12.25

As of December 31, 2018, there was approximately $1.2 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.7 years. The 0.2 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $1.0 million and a weighted average remaining contractual term of 1.7 years. For the three months ended December 31, 2018 and 2017, the intrinsic value of PSUs vested was approximately $0.2 million and $1.4 million, respectively. For the three months ended December 31, 2017, the weighted average grant date fair value of PSUs granted was $7.62.

As of December 31, 2018, there was approximately $0.2 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 0.8 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended December 31,
(in thousands)	2018	2017
Employee stock options	$7	$10
Restricted stock units and awards	386	451
Performance stock units and awards	(60)	289
Employee stock purchase plan	40	86
Outside director equity awards and fees in common stock	52	79
Total stock-based compensation expense	$425	$915

Stock-based Compensation Expense - by expense type	For the three months ended December 31,
(in thousands)	2018	2017
Cost of revenue	$111	$139
Selling, general, and administrative	159	638
Research and development	155	138
Total stock-based compensation expense	$425	$915

Stock-based compensation within selling, general and administrative expense was lower for the three months ended December 31, 2018 due to the reversal of previously recognized expense associated with the forfeiture of unvested RSUs and PSUs of our former CFO Jikun Kim.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the each of the three months ended December 31, 2018 and 2017 was approximately $0.1 million.

Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

Basic and Diluted Net Loss Per Share	For the three months ended December 31,
(in thousands, except per share)	2018	2017
Numerator:
Loss from continuing operations	$(5,538)	$(82)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(5,538)	(82)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	27,534	27,032

Net loss per basic and fully diluted share	$(0.20)	$—

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	664	911

Average market price of common stock	$4.69	$7.50

For diluted loss per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three months ended December 31, 2018 and 2017 due to the Company incurring a net loss for the period.
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

Future Issuances
As of December 31, 2018, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	68,661
Unvested restricted stock units	811,091
Unvested performance stock units and awards (at 200% maximum payout)	535,314
Purchases under the employee stock purchase plan	740,558
Issuance of stock-based awards under the Equity Plans	1,879,160
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,123,525

NOTE 14.	Geographical Information

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

Revenue by Geographic Region	For the three months ended December 31,
(in thousands)	2018	2017
United States and Canada	$18,576	$20,079
Asia	4,045	2,657
Europe	1,266	1,227
Other	114	73
Total revenue	$24,001	$24,036

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from four and two of our significant customers represented an aggregate of 74% and 63% of our consolidated revenue for the three months ended December 31, 2018 and 2017, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of December 31, 2018 and September 30, 2018, approximately 65% and 49%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended December 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	75.8	67.1
Gross profit	24.2	32.9
Operating expense:
Selling, general, and administrative	31.6	20.0
Research and development	16.8	15.8
Loss on sale of assets	—	0.5
Total operating expense	48.4	36.3
Operating loss	(24.2)	(3.4)
Other income:
Interest income, net	1.1	0.5
Foreign exchange gain	0.1	1.2
Total other income	1.2	1.7
Loss before income tax (expense) benefit	(23.0)	(1.7)
Income tax (expense) benefit	(0.1)	1.4
Net loss	(23.1)%	(0.3)%

Comparison of Financial Results for the Three Months Ended December 31, 2018 and 2017

(in thousands, except percentages)	For the three months ended December 31,
	2018	2017	$ Change	% Change
Revenue	$24,001	$24,036	$(35)	(0.1)%
Cost of revenue	18,193	16,122	2,071	12.8%
Gross profit	5,808	7,914	(2,106)	(26.6)%
Operating expense:
Selling, general, and administrative	7,593	4,819	2,774	57.6%
Research and development	4,019	3,800	219	5.8%
Loss on sale of assets	—	107	(107)	(100.0)%
Total operating expense	11,612	8,726	2,886	33.1%
Operating loss	(5,804)	(812)	(4,992)	(614.8)%
Other income (expense):
Interest income, net	267	111	156	140.5%
Foreign exchange gain	14	286	(272)	(95.1)%
Total other income	281	397	(116)	(29.2)%
Loss before income tax (expense) benefit	(5,523)	(415)	(5,108)	(1,230.8)%
Income tax (expense) benefit	(15)	333	(348)	(104.5)%
Net loss	$(5,538)	$(82)	$(5,456)	(6,653.7)%

Revenue

For the three months ended December 31, 2018, revenue slightly decreased 0.1% compared to the same period in the prior year primarily driven by lower sales volume of our CATV systems and components partially offset by an increase in Chip Devices, RFoG products and Navigation Systems product line revenue. The decrease in CATV sales is primarily the result of a significant customer purchasing a large inventory accumulation in the three months ended December 31, 2017.

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

Consolidated gross margins were 24.2% and 32.9% for the three months ended December 31, 2018 and 2017, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended December 31, 2018 and 2017.

For the three months ended December 31, 2018, gross profit decreased by 26.6% when compared to the same period in the prior year. The decrease in gross profit for the three months ended December 31, 2018 was primarily due to sales of lower margin products and a recorded reserve on non-current inventory. The decrease in gross margin for the three months ended December 31, 2018 was primarily due to product mix. During the three months ended December 31, 2018, we recorded a $0.4 million reserve on non-current inventory due to the decline in sales and future demand of the inventory.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.2 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively.

SG&A expense for the three months ended December 31, 2018 was higher than the amount reported in the same period in the prior year primarily due to an increase in expense for professional services as a result of the litigation proceedings with Phoenix Navigation Components, LLC and strategic planning related expenses.

As a percentage of revenue, SG&A expenses were 31.6% and 20.0% for the three months ended December 31, 2018 and 2017, respectively. The increase in SG&A expense as a percentage of revenue in the three months ended December 31, 2018 compared to the prior year was due to the higher SG&A expense during the three months ended December 31, 2018.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million and $0.1 million during the three months ended December 31, 2018 and 2017, respectively.

R&D expense for the three months ended December 31, 2018 was higher than the amounts reported in the same period in 2017 primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 16.7% and 15.8% for the three months ended December 31, 2018 and 2017, respectively. The increase in R&D expense as a percentage of revenue in the three months ended December 31, 2018 compared to the prior year is due to the higher R&D expense in the three months ended December 31, 2018.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (24.2)% and (3.4)% for the three months ended December 31, 2018 and 2017, respectively. The increase in operating loss as a percentage of revenue in the three months ended December 31, 2018 compared to the same period in the prior year is primarily due to the decline in gross profit and increase in SG&A expense in the three months ended December 31, 2018.

Other Income

Interest Income, net
During the three months ended December 31, 2018 and 2017, we recorded $0.3 million and $0.2 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the three months year ended December 31, 2018 was higher than the amount reported in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the three months ended December 31, 2018, the Company recorded income tax expense of approximately $15,000. For the three months ended December 31, 2017, the Company recorded income tax benefit of approximately $0.3 million. Income tax expense for the three months ended December 31, 2018 is primarily comprised of state minimum tax expense. Income tax benefit for three months ended December 31, 2017 is primarily comprised of the effect of the December 22, 2017 Tax Cuts and Jobs Act (the “Tax Act”) which eliminated Alternative Minimum Taxes and resulted in a refund to the Company of amounts paid in prior fiscal years, state minimum tax expense, and foreign tax expense.

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

As of December 31, 2018, cash and cash equivalents totaled $57.3 million and net working capital totaled approximately $82.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit line of up to $15.0 million. On November 7, 2018 we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021 that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25 million after such use. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 10 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of January 31, 2019, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $5.5 million available for borrowing.

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months. At the discretion of our Board of Directors and subject to restrictions in our Credit Facility, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more additional special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our business, pursue acquisitions or a combination thereof. For example, under our Credit Facility, we are restricted from making acquisitions or paying dividends that result in the liquidity of the Company being less than $25.0 million after making such acquisition or paying such dividend if any amounts are outstanding under our Credit Facility. In addition, should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

Cash Flow

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the three months ended December 31,
	2018	2017	$ Change	% Change
Net cash used in operating activities	$(2,869)	$(1,955)	$(914)	(46.8)%

Fiscal 2019:
For the three months ended December 31, 2018, our operating activities used cash of $2.9 million primarily due to our net loss of $5.5 million partially offset by changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $0.6 million, depreciation and amortization expense of $1.6 million, stock-based compensation expense of $0.4 million and warranty provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $0.9 million and inventory of $0.4 million and an increase in other liabilities of $1.8 million partially offset by an increase in other assets of $0.4 million and a decrease in accounts payable of $2.1 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the three months ended December 31,
	2018	2017	$ Change	% Change
Net cash used in investing activities	$(2,878)	$(1,873)	$(1,005)	(53.7)%

Fiscal 2019:
For the three months ended December 31, 2018, our investing activities used $2.9 million of cash for capital-related expenditures of $2.9 million primarily related to investment in our wafer fabrication facility.

Fiscal 2018:
For the three months ended December 31, 2017, our investing activities used $1.9 million of cash for capital-related expenditures.

Net Cash Used In Financing Activities

Financing Activities (in thousands, except percentages)	For the three months ended December 31,
	2018	2017	$ Change	% Change
Net cash used in financing activities	$(150)	$(708)	$558	78.8%

Fiscal 2019:
For the three months ended December 31, 2018, our financing activities used cash of $0.2 million for tax withholding paid on behalf of employees for stock-based awards.

Fiscal 2018:
For the three months ended December 31, 2017, our financing activities used cash of $0.7 million for tax withholding paid on behalf of employees for stock-based awards.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2019 and over the next five fiscal years are summarized in the table below (and are presented as of December 31, 2018):

(in thousands)
	Total	Less than a year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$30,860	$30,414	$307	$139	$—
Asset retirement obligations	2,192	40	—	2,152	—
Operating lease obligations	3,272	587	1,425	1,260	—
Total contractual obligations and commitments	$36,324	$31,041	$1,732	$3,551	$—

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of December 31, 2018, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our AROs.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our operating lease obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating leases described above that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a discussion of our critical accounting policies and estimates.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risks

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not use derivative financial instruments for speculative purposes.

Foreign Currency Exchange Risks

The United States dollar is the reporting currency for our condensed consolidated financial statements. The functional currency for our China subsidiary is the Yuan Renminbi.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 12 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Annual Report on Form 10-K on December 4, 2018. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.    Exhibits and Financial Statement Schedules

Exibits 2.1 through 10.17 listed in the table below were included in the Exhibits Index in Part IV of the Company's Annual Report on Form 10-K for the year ended September 30, 2018. We are including these exhibits to correct non-functioning hyperlinks pursuant to Instruction 2 of Rule 105 (d) of Regulation S-T.

2.1
Asset Purchase Agreement, dated as of September 17, 2014, by and between EMCORE Corporation and SolAero Technologies Corp. (f/k/a Photon Acquisition Corporation) ( incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

2.2
Amendment No. 1, dated as of November 26, 2014, to that certain Asset Purchase Agreement, dated as of September 17, 2014, by and between EMCORE Corporation and SolAero Technologies Corp. (f/k/a Photon Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed by the Registrant on November 26, 2014).

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
10.18†
Separation and General Release Agreement, dated December 4, 2018, by and between EMCORE Corporation and Jikun Kim (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 4, 2018).

10.19†	EMCORE Corporation Fiscal 2019 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2018).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________

† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 6, 2019	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2019	By:	/s/ Mark A. Gordon
Mark A. Gordon
Interim Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)