Form 10-Q
period 2019-03-31
EMCORE CORP
filed 2019-05-08
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

As of May 6, 2019, the number of shares outstanding of our no par value common stock totaled 27,856,061.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2019

PART I. Financial Information.

ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended March 31, 2019 and 2018
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Revenue	$21,745	$18,623	$45,746	$42,659
Cost of revenue	15,936	13,676	34,129	29,798
Gross profit	5,809	4,947	11,617	12,861
Operating expense:
Selling, general, and administrative	6,996	5,644	14,589	10,463
Research and development	4,360	3,300	8,379	7,100
Gain from change in estimate on ARO obligation	(40)	—	(40)	—
(Gain) loss on sale of assets	—	(68)	—	39
Total operating expense	11,316	8,876	22,928	17,602
Operating loss	(5,507)	(3,929)	(11,311)	(4,741)
Other income:
Interest income, net	224	163	491	274
Foreign exchange gain	304	526	318	812
Total other income	528	689	809	1,086
Loss before income tax (expense) benefit	(4,979)	(3,240)	(10,502)	(3,655)
Income tax (expense) benefit	(15)	169	(30)	502
Net loss	$(4,994)	$(3,071)	$(10,532)	$(3,153)
Foreign exchange translation adjustment	13	121	27	374
Comprehensive (loss) income	$(4,981)	$(2,950)	$(10,505)	$(2,779)
Per share data:
Net loss per basic and diluted share	$(0.18)	$(0.11)	$(0.38)	$(0.12)
Weighted-average number of basic and diluted shares outstanding	27,652	27,197	27,592	27,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2019 and September 30, 2018
(in thousands)
(unaudited)

	As of	As of
	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$50,604	$63,117
Restricted cash	33	78
Accounts receivable, net of allowance of $267 and $548, respectively	20,131	19,275
Inventory	20,672	20,850
Prepaid expenses and other current assets	16,392	12,730
Total current assets	107,832	116,050
Property, plant, and equipment, net	21,095	18,216
Non-current inventory	1,114	1,433
Other non-current assets	84	199
Total assets	$130,125	$135,898
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,321	$12,997
Accrued expenses and other current liabilities	17,381	14,205
Total current liabilities	30,702	27,202
Asset retirement obligations	1,836	1,809
Other long-term liabilities	96	82
Total liabilities	32,634	29,093
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 34,766 shares issued and 27,856 shares outstanding as of March 31, 2019; 34,487 shares issued and 27,577 shares outstanding as of September 30, 2018	735,257	734,066
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	912	885
Accumulated deficit	(590,957)	(580,425)
Total shareholders’ equity	97,491	106,805
Total liabilities and shareholders’ equity	$130,125	$135,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
For the three and six months ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Shares of Common Stock
Balance, beginning of period	27,668	27,152	27,577	27,028
Stock-based compensation	121	212	212	333
Stock option exercises	1	1	1	4
Issuance of common stock - ESPP	66	93	66	93
Balance, end of period	27,856	27,458	27,856	27,458
Value of Common Stock
Balance, beginning of period	$734,341	$731,112	$734,066	$730,906
Stock-based compensation	722	933	1,147	1,848
Stock option exercises	1	1	1	17
Tax withholding paid on behalf of employees for stock-based awards	(44)	(414)	(194)	(1,139)
Issuance of common stock - ESPP	237	423	237	423
Balance, end of period	735,257	732,055	735,257	732,055
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	899	814	885	561
Translation adjustment	13	121	27	374
Balance, end of period	912	935	912	935
Accumulated Deficit
Balance, beginning of period	(585,963)	(563,054)	(580,425)	(562,972)
Net loss	(4,994)	(3,071)	(10,532)	(3,153)
Balance, end of period	(590,957)	(566,125)	(590,957)	(566,125)
Total Shareholders' Equity	$97,491	$119,144	$97,491	$119,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	For the six months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,532)	$(3,153)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,228	2,605
Stock-based compensation expense	1,147	1,848
Provision adjustments related to doubtful accounts	—	75
Provision adjustments related to product warranty	105	282
Net loss on disposal of equipment	—	39
Other	(316)	(643)
Total non-cash adjustments	4,164	4,206
Changes in operating assets and liabilities:
Accounts receivable	(789)	4,422
Inventory	699	2,041
Other assets	(3,247)	(2,812)
Accounts payable	(265)	(4,923)
Accrued expenses and other current liabilities	2,909	304
Total change in operating assets and liabilities	(693)	(968)
Net cash (used in) provided by operating activities	(7,061)	85
Cash flows from investing activities:
Purchase of equipment	(5,576)	(2,735)
Proceeds from disposal of property, plant and equipment	—	77
Net cash used in investing activities	(5,576)	(2,658)
Cash flows from financing activities:
Proceeds from stock plans	238	442
Tax withholding paid on behalf of employees for stock-based awards	(194)	(1,139)
Net cash provided by (used in) financing activities	44	(697)
Effect of exchange rate changes (used in) provided by foreign currency	35	45
Net decrease in cash, cash equivalents and restricted cash	(12,558)	(3,225)
Cash, cash equivalents and restricted cash at beginning of period	63,195	68,754
Cash, cash equivalents and restricted cash at end of period	$50,637	$65,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$56	$31
Cash paid during the period for income taxes	$59	$130
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$481	$(235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements

NOTE 1.	Description of Business

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

Effective October 1, 2018, we adopted the requirements of Topic 606 using the modified retrospective method. The adoption of Topic 606 did not have an impact on the Company’s condensed consolidated financial statements.

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

•
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This new standard was effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2016-01 did not have an impact on our condensed consolidated financial statements and related disclosures.

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

Receivables, Net - Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Receivables, net, totaled $20.1 million and $19.3 million at March 31, 2019 and September 30, 2018, respectively.

Remaining Performance Obligations - Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.2 million. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations over the next year.

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

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 14 - Geographical Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the three months ended March 31,				For the six months ended March 31,
(in thousands)	2019	% of Revenue	2018	% of Revenue	2019	% of Revenue	2018	% of Revenue
Broadband	$14,150	65%	$13,679	73%	$31,477	69%	34,545	81%
Chips	3,501	16%	2,895	16%	7,716	17%	5,046	12%
Navigation	4,094	19%	2,049	11%	6,553	14%	3,068	7%
Total revenue	$21,745	100%	$18,623	100%	$45,746	100%	$42,659	100%

NOTE 4.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of	As of
(in thousands)	March 31, 2019	September 30, 2018	March 31, 2018
Cash	$1,944	$2,965	$4,854
Cash equivalents	$48,660	$60,152	$60,623
Restricted cash	33	78	52
Total cash, cash equivalents and restricted cash	$50,637	63,195	65,529

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of March 31, 2019, September 30, 2018 and March 31, 2018.

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

NOTE 6.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	March 31, 2019	September 30, 2018
Accounts receivable, gross	$20,398	$19,823
Allowance for doubtful accounts	(267)	(548)
Accounts receivable, net	$20,131	$19,275

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three and six months ended March 31, 2019 and 2018.

Allowance for Doubtful Accounts (in thousands)	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Balance at beginning of period	$322	$39	$548	$22
Provision adjustment - expense, net of recoveries	—	58	—	75
Write-offs and other adjustments - deductions to receivable balances	(55)	(2)	(281)	(2)
Balance at end of period	$267	$95	$267	$95

NOTE 7.	Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	March 31, 2019	September 30, 2018
Raw materials	$12,462	$11,857
Work in-process	5,523	5,402
Finished goods	3,801	5,024
Inventory balance at end of period	$21,786	$22,283
Current portion	$20,672	$20,850
Non-Current portion	$1,114	$1,433

The non-current inventory balance of $1.1 million and $1.4 million as of March 31, 2019 and September 30, 2018, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part. During the three and six months ended March 31, 2019, we recorded a $0.1 million and $0.5 million reserve, respectively, on non-current inventory due to the decline in sales and future demand of the inventory.

NOTE 8.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	March 31, 2019	September 30, 2018
Equipment	$37,838	$36,625
Furniture and fixtures	1,109	1,109
Computer hardware and software	3,065	2,928
Leasehold improvements	2,294	2,049
Construction in progress	8,153	3,648
Property, plant, and equipment, gross	$52,459	46,359
Accumulated depreciation	(31,364)	(28,143)
Property, plant, and equipment, net	$21,095	$18,216

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	March 31, 2019	September 30, 2018
Compensation	$3,159	$3,065
Warranty	599	642
Professional fees	1,376	604
Customer deposits	259	22
Deferred revenue	83	368
Income and other taxes	10,511	7,593
Severance and restructuring accruals	—	82
Other	1,394	1,829
Accrued expenses and other current liabilities	$17,381	$14,205

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Severance and restructuring accruals: On December 4, 2018, the Company and Jikun Kim, the Company's former Chief Financial Officer, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which the Company and Mr. Kim agreed that he would cease service with the Company effective as of December 31, 2018 (the “Separation Date”). The Separation Agreement provided for, among other things, the continuation of his base salary for a period of two months following the Separation Date and a lump sum payment of $22,875 in lieu of any cash bonus payment under the Company’s Fiscal Year 2018 Bonus Plan, in each case subject to his execution and non-revocation of a general release agreement releasing the Company from any liability or obligation to him and compliance with certain confidentiality, non-solicitation and other restrictive covenants as provided in the Separation Agreement. Mr. Kim’s outstanding equity awards that remained unvested as of the Separation Date were cancelled and terminated. The Company recorded a charge of approximately $0.1 million in the six months ended March 31, 2019 related to this Separation Agreement.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2018	7	75	82
Expense - charged to accrual	57	—	57
Payments and accrual adjustments	(64)	(75)	(139)
Balance as of March 31, 2019	$—	$—	$—

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$652	$713	$642	$684
Provision for product warranty - expense	49	224	105	282
Adjustments and utilization of warranty accrual	(102)	(100)	(148)	(129)
Balance at end of period	$599	$837	$599	$837

NOTE 10.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On July 27, 2017, we entered into a Ninth Amendment of the Credit Facility which adjusted the interest rate to LIBOR plus 1.75%. On November 7, 2018, we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purpose subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use.

As of March 31, 2019, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2019, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $5.0 million available for borrowing. As of May 6, 2019, there was no outstanding balance under this Credit Facility and $0.5 million reserved for one outstanding stand-by letter of credit.

NOTE 11.	Income and Other Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded income tax (expense) benefit of approximately $(15,000) and $0.2 million, respectively. Income tax expense for the three months ended March 31, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the three months ended March 31, 2018 is primarily comprised of the effect of the December 22, 2017 Tax Cuts and Jobs Act (the “Tax Act”) which eliminated Alternative Minimum Taxes (“AMT”) and resulted in a refund to the Company of amounts paid in prior fiscal years, state minimum tax expense, and foreign tax expense included within continuing operations. For the six months ended March 31, 2019 and 2018, the Company recorded income tax (expense) benefit of approximately $(30,000) and $0.5 million, respectively. Income tax expense for the six months ended March 31, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the six months ended March 31, 2018 is primarily comprised of the effect of the December 22, 2017 “Tax Act” which eliminated AMT and resulted in a refund to the Company of amounts paid in prior fiscal years.

For the three months ended March 31, 2019 and 2018, the effective tax rate on continuing operations was 0% and (5.2)%, respectively. The lower tax rate for the three months ended March 31, 2019 is primarily due to the operating loss and state minimum tax expense. The higher beneficial tax rate for the three months ended March 31, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the fiscal year 2018 operating loss. Income tax expense is comprised of estimated alternative minimum tax as prescribed by ASC 740 and foreign tax expense. The Company uses some estimates to forecast permanent differences between book and tax accounting.

For the six months ended March 31, 2019 and 2018, the effective tax rate on continuing operations was 0% and (13.7)%, respectively. The lower tax rate for the six months ended March 31, 2019 is primarily due to the operating loss and state minimum tax expense. The higher beneficial tax rate for the six months ended March 31, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the current period operating loss. Income tax expense is comprised of estimated alternative minimum tax as prescribed by ASC 740 and foreign tax expense. The Company uses some estimates to forecast permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of March 31, 2019 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at March 31, 2019. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and six months ended March 31, 2019 and 2018, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2019 and September 30, 2018, we had approximately $0.5 million and $0.4 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million for the three months ended March 31, 2019 and 2018. Rent expense was approximately $0.6 million for the six months ended March 31, 2019 and 2018. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three months ended March 31, 2019 and 2018. Accretion expense of $13,000 and $16,000 was recorded during the three months ended March 31, 2019 and 2018, respectively. Accretion expense of $27,000 and $33,000 was recorded during the six months ended March 31, 2019 and 2018, respectively.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In March 2019, amendments to leases for five of the six buildings were signed, extending the terms of the leases for these buildings for an additional three years through September 2023 plus a three year option to extend the leases through September 2026. In connection with the lease agreement, the Company has recorded an ARO liability at March 31, 2019 and September 30, 2018 of $1.8 million. The lease related to the sixth building expired in 2011, and this building is being occupied on a month-to-month basis.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

In May 2016 (and retroactively effective on February 1, 2016), the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO liability in the amount of $0.1 million at March 31, 2019 and September 30, 2018.

In February 2019, the lease and related obligations, including ARO, at our former facility in Ivyland, Pennsylvania was terminated, resulting in no payment by the Company. As a result of this termination, the Company reduced its ARO associated with the former Pennsylvania facility by $40,000 and recorded a gain on the termination in the three and six months ended March 31, 2019.

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

b) Phoenix Navigation Components, LLC Legal Proceedings

On June 12, 2018, Phoenix Navigation Components, LLC (“Phoenix”) commenced an arbitration against EMCORE with the American Arbitration Association (“AAA”) in New York. On August 31, 2018, Phoenix filed a First Amended Demand for Arbitration, asserting the following claims: breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets (under the Defend Trade Secrets Act, 18 U.S.C. § 1836, and New York law), conversion, unjust enrichment, correction of inventorship relating to U.S. Patent No. 8,773,665, and declaratory relief, relating to EMCORE’s termination of certain agreements entered into between EMCORE and Phoenix related to the purported license of certain intellectual property related to fiber optic gyroscope technology and disputed royalty payments related thereto. On September 14, 2018, EMCORE filed an Answering Statement and Counterclaim, denying all of Phoenix’s claims and asserting counterclaims for breach of the implied covenant of good faith and fair dealing and declaratory relief. An arbitration hearing on all claims with the exception of the patent claims was held on January 8 through 12, 2019, and closing arguments with respect to such claims occurred on March 29, 2019. A second arbitration hearing on the patent claims has been set for July 29, 2019. We believe that the claims asserted by Phoenix are without merit and we intend to vigorously defend ourselves against them.

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

Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain four equity incentive compensation plans, collectively described below as our “Equity Plans”:

•	the 2000 Stock Option Plan,

•	the 2010 Equity Incentive Plan (“2010 Plan”),

•	the 2012 Equity Incentive Plan (“2012 Plan”), and

•	the 2019 Equity Incentive Plan (“2019 Plan”).

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2018	69,980	$4.74
Granted	—	—
Exercised	(208)	$3.97		—
Forfeited	(52)	$3.97
Expired	(1,267)	$5.21
Outstanding as of March 31, 2019	68,453	$4.74	4.70	$1
Exercisable as of March 31, 2019	48,118	$4.76	3.87	$1
Vested and expected to vest as of March 31, 2019	68,453	$4.74	4.70	$1

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the six months ended March 31, 2018, the intrinsic value of options exercised was $13,000.

As of March 31, 2019, there was approximately $14,000 of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 1.6 years.

Valuation Assumptions
There were no stock option grants for the six months ended March 31, 2019 and 2018.

Time-Based Restricted Stock
Time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted to employees under the 2010 Plan, 2012 Plan or 2019 Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied.

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the six months ended March 31, 2019:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	1,011,621	$6.04	8,154	$8.20
Granted	63,254	$3.94	—	$0.00
Vested	(223,174)	$6.00	—	$0.00
Forfeited	(117,108)	$4.73	—	$0.00
Non-vested as of March 31, 2019	734,593	$6.08	8,154	$8.20

As of March 31, 2019, there was approximately $3.8 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.7 years. The 0.7 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $2.7 million and a weighted average remaining contractual term of 1.6 years. For the six months ended March 31, 2019 and 2018, the intrinsic value of RSUs vested was approximately $0.9 million and $2.0 million, respectively. For the six months ended March 31, 2018, the weighted average grant date fair value of RSUs granted was $6.53 per share.

As of March 31, 2019, there was approximately $34,000 of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.5 years.

Performance Stock
Performance based restricted stock units (“PSUs”) and performance based shares of restricted stock (“PRSAs”) granted to employees under the 2012 Plan or 2019 Plan typically vest over 1 to 3 years and are subject to forfeiture in whole, if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied, in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest. PRSAs are considered issued and outstanding on the grant date (at 200% of the target number of shares) and are subject to forfeiture if specified vesting conditions are not satisfied. PSUs and PRSAs that are granted to our executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures our performance against that of our competitors.

The following table summarizes the activity related to PSUs and PRSAs for the six months ended March 31, 2019:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	397,777	$8.48	33,333	$12.25
Granted	—	$0.00	—	$0.00
Vested	(30,874)	$7.14	—	$0.00
Forfeited	(132,579)	$7.24	—	$0.00
Non-vested as of March 31, 2019	234,324	$9.35	33,333	$12.25

As of March 31, 2019, there was approximately $1.0 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.5 years. The 0.2 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $0.9 million and a weighted average remaining contractual term of 1.5 years. There were no PSUs vested in the three months ended March 31, 2019 and 2018. For the six months ended March 31, 2019 and 2018, the intrinsic value of PSUs vested was approximately $0.2 million and $1.4 million, respectively. For the six months ended March 31, 2018, the weighted average grant date fair value of PSUs granted was $7.62.

As of March 31, 2019, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 0.5 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2019	2018	2019	2018
Employee stock options	$7	$10	$14	$20
Restricted stock units and awards	396	412	782	863
Performance stock units and awards	229	361	169	650
Employee stock purchase plan	42	75	82	161
Outside director equity awards and fees in common stock	47	75	99	154
Total stock-based compensation expense	$721	$933	$1,146	$1,848

Stock-based Compensation Expense - by expense type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$109	$115	$220	$254
Selling, general, and administrative	473	652	632	1,290
Research and development	139	166	294	304
Total stock-based compensation expense	$721	$933	$1,146	$1,848

Stock-based compensation within selling, general and administrative expense was lower for the six months ended March 31, 2019 due to the reversal of previously recognized expense associated with the forfeiture of unvested RSUs and PSUs of our former CFO Jikun Kim.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the each of the three months ended March 31, 2019 and 2018 was approximately $0.1 million. Our matching contribution in cash for the each of the six months ended March 31, 2019 and 2018 was approximately $0.3 million.

Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

Basic and Diluted Net Loss Per Share	For the three months ended March 31,		For the six months Ended March 31,
(in thousands, except per share)	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(4,994)	$(3,071)	$(10,532)	$(3,153)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(4,994)	(3,071)	(10,532)	(3,153)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	27,652	27,197	27,592	27,113

Net loss per basic and fully diluted share	$(0.18)	$(0.11)	$(0.38)	$(0.12)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	849	972	535	793

Average market price of common stock	$4.26	$6.05	$4.48	$6.79

For diluted loss per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018 due to the Company incurring a net loss for the period.
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

Future Issuances
As of March 31, 2019, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	68,453
Unvested restricted stock units and awards	742,747
Unvested performance stock units and awards (at 200% maximum payout)	535,314
Purchases under the employee stock purchase plan	674,152
Issuance of stock-based awards under the Equity Plans	3,621,906
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,731,313

NOTE 14.	Geographical Information

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

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2019	2018	2019	2018
United States and Canada	$15,648	$14,940	$34,224	$35,019
Asia	4,207	2,146	8,252	4,803
Europe	1,781	1,505	3,047	2,732
Other	109	32	223	105
Total revenue	$21,745	$18,623	$45,746	$42,659

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from four and three of our significant customers represented an aggregate of 67% and 65% of our consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. Revenue from four and two of our significant customers represented an aggregate of 71% and 59% of our consolidated revenue for the six months ended March 31, 2019 and 2018, respectively.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of March 31, 2019 and September 30, 2018, approximately 72% and 49%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.3	73.4	74.6	69.9
Gross profit	26.7	26.6	25.4	30.1
Operating expense:
Selling, general, and administrative	32.2	30.3	31.9	24.5
Research and development	20.0	17.7	18.3	16.6
Gain from change in estimate on ARO	(0.2)	—	(0.1)	—
(Gain) loss on sale of assets	—	(0.3)	—	0.1
Total operating expense	52.0	47.7	50.1	41.2
Operating loss	(25.3)	(21.1)	(24.7)	(11.1)
Other income:
Interest income, net	1.0	0.9	1.1	0.6
Foreign exchange gain	1.4	2.8	0.7	1.9
Total other income	2.4	3.7	1.8	2.5
Loss before income tax (expense) benefit	(22.9)	(17.4)	(22.9)	(8.6)
Income tax (expense) benefit	(0.1)	0.9	(0.1)	1.2
Net loss	(23.0)%	(16.5)%	(23.0)%	(7.4)%

Comparison of Financial Results for the Three Months Ended March 31, 2019 and 2018

(in thousands, except percentages)	For the three months ended March 31,
	2019	2018	$ Change	% Change
Revenue	$21,745	$18,623	$3,122	16.8%
Cost of revenue	15,936	13,676	2,260	16.5%
Gross profit	5,809	4,947	862	17.4%
Operating expense:
Selling, general, and administrative	6,996	5,644	1,352	24.0%
Research and development	4,360	3,300	1,060	32.1%
Gain from change in estimate on ARO	(40)	—	(40)	N/A
Gain on sale of assets	—	(68)	68	100.0%
Total operating expense	11,316	8,876	2,440	27.5%
Operating loss	(5,507)	(3,929)	(1,578)	(40.2)%
Other income (expense):
Interest income, net	224	163	61	37.4%
Foreign exchange gain	304	526	(222)	(42.2)%
Total other income	528	689	(161)	(23.4)%
Loss before income tax (expense) benefit	(4,979)	(3,240)	(1,739)	(53.7)%
Income tax (expense) benefit	(15)	169	(184)	(108.9)%
Net loss	$(4,994)	$(3,071)	$(1,923)	(62.6)%

Revenue

For the three months ended March 31, 2019, revenue increased 16.8% compared to the same period in the prior year, primarily driven by higher sales volume of our CATV systems and components and, an increase in Chip Devices and Navigation Systems product line revenue. Navigation revenue increased $2.0 million, or 99.7%, from the same period in the prior year, primarily due to one new engineering contract in the three months ended March 31, 2019 that did not exist in the same period in the prior year.

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

Consolidated gross margins were 26.7% and 26.6% for the three months ended March 31, 2019 and 2018, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, gross profit increased by 17.4% when compared to the same period in the prior year. The increase in gross profit for the three months ended March 31, 2019 was primarily due to higher sales.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

SG&A expense for the three months ended March 31, 2019 was higher than the amount reported in the same period in the prior year primarily due to an increase in expense for professional services as a result of the litigation proceedings with Phoenix Navigation Components, LLC.

As a percentage of revenue, SG&A expenses were 32.2% and 30.3% for the three months ended March 31, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively.

R&D expense for the three months ended March 31, 2019 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 20.0% and 17.7% for the three months ended March 31, 2019 and 2018, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (25.3)% and (21.1)% for the three months ended March 31, 2019 and 2018, respectively. The increase in operating loss as a percentage of revenue in the three months ended March 31, 2019 compared to the same period in the prior year is primarily due to the increase in SG&A and R&D expense partially offset by the increase in gross profit in the three months ended March 31, 2019.

Other Income

Interest Income, net
During the three months ended March 31, 2019 and 2018, we recorded $0.3 million and $0.2 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the three months year ended March 31, 2019 was higher than the amount reported in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the three months ended March 31, 2019, the Company recorded income tax expense of approximately $15,000. For the three months ended March 31, 2018, the Company recorded income tax benefit of approximately $0.2 million. Income tax expense for the three months ended March 31, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the three months ended March 31, 2018 is primarily comprised of the effect of the December 22, 2017 Tax Cuts and Jobs Act (the “Tax Act”) which eliminated Alternative Minimum Taxes and resulted in a refund to the Company of amounts paid in prior fiscal years.

Comparison of Financial Results for the Six Months Ended March 31, 2019 and 2018

(in thousands, except percentages)	For the six months ended March 31,
	2019	2018	$ Change	% Change
Revenue	$45,746	$42,659	$3,087	7.2%
Cost of revenue	34,129	29,798	4,331	14.5%
Gross profit	11,617	12,861	(1,244)	(9.7)%
Operating expense:
Selling, general, and administrative	14,589	10,463	4,126	39.4%
Research and development	8,379	7,100	1,279	18.0%
Gain from change in estimate on ARO	(40)	—	(40)	N/A
Loss on sale of assets	—	39	(39)	(100.0)%
Total operating expense	22,928	17,602	5,326	30.3%
Operating loss	(11,311)	(4,741)	(6,570)	(138.6)%
Other income (expense):
Interest income, net	491	274	217	79.2%
Foreign exchange gain	318	812	(494)	(60.8)%
Total other income	809	1,086	(277)	(25.5)%
Loss before income tax (expense) benefit	(10,502)	(3,655)	(6,847)	(187.3)%
Income tax (expense) benefit	(30)	502	(532)	(106.0)%
Net loss	$(10,532)	$(3,153)	$(7,379)	(234.0)%

Revenue

For the six months ended March 31, 2019, revenue increased 7.2% compared to the same period in the prior year primarily driven by an increase in sales volume within our Chip Devices and Navigation Systems product line revenue partially offset by lower sales volume of our CATV systems. The increase in the Chip Devices and Navigation Systems product line revenue are primarily the result of increased sales to two significant customers in the six months ended March 31 2019 compared to the same period in the prior year. The decrease in CATV sales is primarily the result of a significant customer purchasing a large inventory accumulation in the six months ended March 31, 2018.

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

Consolidated gross margins were 25.4% and 30.1% for the six months ended March 31, 2019 and 2018, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million and $0.3 million during each of the six months ended March 31, 2019 and 2018, respectively.

For the six months ended March 31, 2019, gross profit decreased by 9.7% when compared to the same period in the prior year. The decrease in gross profit for the six months ended March 31, 2019 was primarily due to sales of lower margin products and a recorded reserve on non-current inventory. The decrease in gross margin for the six months ended March 31, 2019 was primarily due to product mix. During the six months ended March 31, 2019, we recorded a $0.5 million reserve on non-current inventory due to the decline in sales and future demand of the inventory.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $1.3 million for the six months ended March 31, 2019 and 2018, respectively.

SG&A expense for the six months ended March 31, 2019 was higher than the amount reported in the same period in the prior year primarily due to an increase in expense for professional services as a result of the litigation proceedings with Phoenix Navigation Components, LLC.

As a percentage of revenue, SG&A expenses were 31.9% and 24.5% for the six months ended March 31, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.3 million during each of the six months ended March 31, 2019 and 2018.

R&D expense for the six months ended March 31, 2019 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs and project spending, primarily in navigation systems.

As a percentage of revenue, R&D expenses were 18.3% and 16.6% for the six months ended March 31, 2019 and 2018, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (24.7)% and (11.1)% for the six months ended March 31, 2019 and 2018, respectively. The increase in operating loss as a percentage of revenue in the six months ended March 31, 2019 compared to the same period in the prior year is primarily due to a decrease in gross profit and an increase in SG&A and R&D expense in the six months ended March 31, 2019.

Other Income

Interest Income, net
During the six months ended March 31, 2019 and 2018, we recorded $0.6 million and $0.4 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the six months year ended March 31, 2019 was higher than the amount reported in the same period in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the six months ended March 31, 2019, the Company recorded income tax expense of approximately $30,000. For the six months ended March 31, 2018, the Company recorded income tax benefit of approximately $0.5 million. Income tax expense for the six months ended March 31, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the six months ended March 31, 2018 is primarily comprised of the effect of the Tax Act which eliminated Alternative Minimum Taxes and resulted in a refund to the Company of amounts paid in prior fiscal years.

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

As of March 31, 2019, cash and cash equivalents totaled $50.6 million and net working capital totaled approximately $77.1 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use. On November 7, 2018 we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 10 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of May 6, 2019, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $5.5 million available for borrowing.

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months. At the discretion of our Board of Directors and subject to restrictions in our Credit Facility, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more additional special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our business, pursue acquisitions or a combination thereof. For example, under our Credit Facility, we are restricted from making acquisitions or paying dividends that result in the liquidity of the Company being less than $25.0 million after making such acquisition or paying such dividend if any amounts are outstanding under our Credit Facility. In addition, should we require more capital than what is generated by our operations to, for example fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the six months ended March 31,
	2019	2018	$ Change	% Change
Net cash (used in) provided by operating activities	$(7,061)	$85	$(7,146)	8,407.1%

Fiscal 2019:
For the six months ended March 31, 2019, our operating activities used cash of $7.1 million, primarily due to our net loss of $10.5 million and changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $0.7 million, partially offset by depreciation and amortization expense of $3.2 million, stock-based compensation expense of $1.1 million and warranty provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $0.8 million, other assets of $3.2 million and a decrease in accounts payable of $0.3 million, partially offset by a decrease in inventory of $0.7 million and an increase in other liabilities of $2.9 million.

Fiscal 2018:
For the six months ended March 31, 2018, our operating activities provided cash of $0.1 million, primarily due to depreciation and amortization expense of $2.6 million, stock-based compensation expense of $1.8 million, warranty provision of $0.3 million and loss on disposal of equipment of $39,000, partially offset by our net loss of $3.2 million and changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $1.0 million. The change in our operating assets and liabilities was primarily the result of an increase in other assets of $2.8 million and a decrease in accounts payable of approximately $4.9 million, partially offset by a decrease in accounts receivable of $4.4 million and inventory of $2.0 million and an increase in other liabilities of $0.3 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the six months ended March 31,
	2019	2018	$ Change	% Change
Net cash used in investing activities	$(5,576)	$(2,658)	$(2,918)	(109.8)%

Fiscal 2019:
For the six months ended March 31, 2019, our investing activities used $5.6 million of cash for capital-related expenditures of $5.6 million primarily related to investment in our wafer fabrication facility.

Fiscal 2018:
For the six months ended March 31, 2018, our investing activities used $2.7 million of cash for capital-related expenditures partially offset by cash proceeds from the disposal of equipment of $0.1 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the six months ended March 31,
	2019	2018	$ Change	% Change
Net cash provided by (used in) financing activities	$44	$(697)	$741	106.3%

Fiscal 2019:
For the six months ended March 31, 2019, our financing activities provided cash of $44,000 primarily from proceeds from stock plan transactions of $0.2 million partially offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

Fiscal 2018:
For the six months ended March 31, 2018, our financing activities used cash of $0.7 million primarily for tax withholding paid on behalf of employees for stock-based awards of $1.1 million partially offset by proceeds from stock plan transactions of $0.4 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2019 and over the next five fiscal years are summarized in the table below (and are presented as of March 31, 2019):

(in thousands)
	Total	Less than a year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$26,050	$25,604	$307	$139	$—
Asset retirement obligations	2,152	—	—	2,152	—
Operating lease obligations	3,981	477	1,827	1,677	—
Total contractual obligations and commitments	$32,183	$26,081	$2,134	$3,968	$—

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of March 31, 2019, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

The purchase obligations of $26.1 million set forth above include as of March 31, 2019 $1.0 million that the Company has committed for the purchase and installation of capital equipment. In addition, we expect to incur during the six month period ending September 30, 2019, an additional $1.1 million to complete the purchase and installation of capital equipment.

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

Some of our foreign suppliers may adjust their prices (in U.S. dollars) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations. We do not currently hedge our foreign currency exposure.

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

Credit Market Conditions

The U.S. and global capital markets periodically experience turbulent conditions, particularly in the credit markets, which can result in tightening of lending standards, reduced availability of credit, and reductions in certain asset values. This could impact our ability to obtain additional funding through financing or asset sales.

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6.    Exhibits and Financial Statement Schedules

10.1†	EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2019).
10.2†
Form of Time-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 27, 2019).

10.3†
Form of Performance-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 27, 2019).

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

EMCORE CORPORATION

Date:	May 8, 2019	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ Mark A. Gordon
Mark A. Gordon
Interim Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)