Form 10-Q
period 2019-06-30
EMCORE CORP
filed 2019-08-09
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 001-36632

 EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2746503 (I.R.S. Employer Identification No.)

2015 W. Chestnut Street, Alhambra, California, 91803 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (626) 293-3400

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	EMKR	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

As of August 2, 2019, the number of shares outstanding of our no par value common stock totaled 28,760,114.

Securities registered pursuant to Section 12(B) of the Act:

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (h) acquisition-related risks, including that (i) the revenues and net operating results obtained from the Systron Donner ("SDI") business may not meet our expectations, (ii) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (iii) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (iv) we may not realize sufficient scale in our navigation systems product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; and (i) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended June 30, 2019

PART I. Financial Information.

ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended June 30, 2019 and 2018
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Revenue	$17,219	$17,717	$62,965	$60,376
Cost of revenue	13,515	16,519	47,644	46,317
Gross profit	3,704	1,198	15,321	14,059
Operating expense:
Selling, general, and administrative	9,288	5,237	23,877	15,700
Research and development	4,629	3,915	13,008	11,015
Gain from change in estimate on ARO obligation	—	—	(40)	—
(Gain) loss on sale of assets	—	—	—	39
Total operating expense	13,917	9,152	36,845	26,754
Operating loss	(10,213)	(7,954)	(21,524)	(12,695)
Other income:
Interest income, net	99	216	590	490
Foreign exchange (loss) gain	(349)	(676)	(31)	136
Total other (loss) income	(250)	(460)	559	626
Loss before income tax (expense) benefit	(10,463)	(8,414)	(20,965)	(12,069)
Income tax (expense) benefit	(14)	—	(44)	502
Net loss	$(10,477)	$(8,414)	$(21,009)	$(11,567)
Foreign exchange translation adjustment	9	(54)	36	320
Comprehensive loss	$(10,468)	$(8,468)	$(20,973)	$(11,247)
Per share data:
Net loss per basic and diluted share	$(0.37)	$(0.31)	$(0.76)	$(0.43)
Weighted-average number of basic and diluted shares outstanding	28,005	27,387	27,730	27,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2019 and September 30, 2018
(in thousands)
(unaudited)

	As of	As of
	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,503	$63,117
Restricted cash	158	78
Accounts receivable, net of allowance of $295 and $548, respectively	18,451	19,275
Inventory	31,123	20,850
Prepaid expenses and other current assets	17,169	12,730
Total current assets	87,404	116,050
Property, plant, and equipment, net	37,231	18,216
Goodwill	798	—
Other intangible assets, net	250	—
Non-current inventory	912	1,433
Other non-current assets	61	199
Total assets	$126,656	$135,898
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,615	$12,997
Accrued expenses and other current liabilities	23,462	14,205
Total current liabilities	34,077	27,202
Asset retirement obligations	1,850	1,809
Other long-term liabilities	122	82
Total liabilities	36,049	29,093
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 35,670 shares issued and 28,760 shares outstanding as of June 30, 2019; 34,487 shares issued and 27,577 shares outstanding as of September 30, 2018	738,841	734,066
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	921	885
Accumulated deficit	(601,434)	(580,425)
Total shareholders’ equity	90,607	106,805
Total liabilities and shareholders’ equity	$126,656	$135,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders' Equity
For the three and nine months ended June 30, 2019 and 2018
(in thousands)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Shares of Common Stock
Balance, beginning of period	27,856	27,458	27,577	27,028
Stock-based compensation	93	27	305	360
Stock option exercises	—	1	1	5
Issuance of common stock for acquisition	811	—	811	—
Issuance of common stock - ESPP			66	93
Balance, end of period	28,760	27,486	28,760	27,486
Value of Common Stock
Balance, beginning of period	$735,257	$732,056	$734,066	$730,906
Stock-based compensation	677	864	1,824	2,713
Stock option exercises	—	4	1	21
Tax withholding paid on behalf of employees for stock-based awards	(9)	(118)	(203)	(1,257)
Issuance of common stock for acquisition	2,916	—	2,916	—
Issuance of common stock - ESPP	—	—	237	423
Balance, end of period	738,841	732,806	738,841	732,806
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	912	935	885	561
Translation adjustment	9	(54)	36	320
Balance, end of period	921	881	921	881
Accumulated Deficit
Balance, beginning of period	(590,957)	(566,125)	(580,425)	(562,972)
Net loss	(10,477)	(8,414)	(21,009)	(11,567)
Balance, end of period	(601,434)	(574,539)	(601,434)	(574,539)
Total Shareholders' Equity	$90,607	$111,427	$90,607	$111,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2019 and 2018
(in thousands)
(unaudited)

	For the nine months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,009)	$(11,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,011	4,102
Stock-based compensation expense	1,824	2,713
Provision adjustments related to doubtful accounts	62	599
Provision adjustments related to product warranty	139	336
Net loss on disposal of equipment	—	39
Other	(72)	100
Total non-cash adjustments	6,964	7,889
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	5,119	6,796
Inventory	(1,211)	1,777
Other assets	(3,899)	(3,192)
Accounts payable	(4,508)	(1,662)
Accrued expenses and other current liabilities	6,835	1,199
Total change in operating assets and liabilities	2,336	4,918
Net cash (used in) provided by operating activities	(11,709)	1,240
Cash flows from investing activities:
Purchase of equipment	(8,615)	(3,756)
Acquisition of business, net of cash acquired	(22,246)	—
Proceeds from disposal of property, plant and equipment	—	77
Net cash used in investing activities	(30,861)	(3,679)
Cash flows from financing activities:
Proceeds from exercise of equity awards	238	445
Taxes paid related to net share settlement of equity awards	(203)	(1,257)
Net cash provided by (used in) financing activities	35	(812)
Effect of exchange rate changes provided by foreign currency	1	2
Net decrease in cash, cash equivalents and restricted cash	(42,534)	(3,249)
Cash, cash equivalents and restricted cash at beginning of period	63,195	68,754
Cash, cash equivalents and restricted cash at end of period	$20,661	$65,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$96	$47
Cash paid during the period for income taxes	$59	$130
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(338)	$1,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements

NOTE 1.	Description of Business

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

We currently have one reporting segment: Fiber Optics. This segment is comprised of three product lines: Broadband (which includes Cable TV (“CATV”) systems and components, radio frequency over glass products, satellite/microwave communications products and wireless communication products), Chip Devices and Navigation Systems.

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

(a)    New Accounting Updates Recently Adopted

•
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. Under the new standard, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. Effective October 1, 2018, we adopted the requirements of Topic 606 using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

•
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The new standard was effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

•
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This new standard was effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2016-01 did not have an impact on our condensed consolidated financial statements and related disclosures.

(b)    Recent Accounting Standards or Updates Not Yet Effective

•
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

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

The Company will utilize the modified retrospective method and will recognize any cumulative effect adjustment in accumulated deficit at the beginning of the period of adoption. The Company has performed an assessment of the impact that the adoption of ASU 2016-02 will have on the consolidated financial statements and related disclosures. Based on that assessment, the Company has estimated that the adoption of ASU 2016-02 will result in the recognition of approximately $2.5 million to $3.5 million of right-of-use assets and lease liabilities based on the present value of future minimum lease payments for currently executed leases. The Company does not expect the adoption of this new guidance to have a significant impact on its Consolidated Statements of Operations or its Consolidated Statements of Cash Flows.

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

Receivables, Net - Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Receivables, net, totaled $18.5 million and $19.3 million at June 30, 2019 and September 30, 2018, respectively.

Remaining Performance Obligations - Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.8 million. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations over the next twelve months.

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

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 15 - Geographical Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the three months ended June 30,				For the nine months ended June 30,
(in thousands)	2019	% of Revenue	2018	% of Revenue	2019	% of Revenue	2018	% of Revenue
Broadband	$9,761	57%	13,650	77%	$41,238	66%	48,195	80%
Chips	1,854	11%	2,476	14%	9,570	15%	7,522	12%
Navigation	5,604	32%	1,591	9%	12,157	19%	4,659	8%
Total revenue	$17,219	100%	$17,717	100%	$62,965	100%	$60,376	100%

NOTE 4.	Acquisition

On June 7, 2019, we completed the acquisition of Systron Donner Inertial, Inc. (“SDI”), a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.8 million in cash, subject to certain working capital adjustments and (ii) the issuance of 811 thousand shares of common stock with an aggregate value of approximately $2.9 million as of the closing date. Subsequent to the closing, we calculated the working capital adjustment and determined that our aggregate purchase price should be reduced by approximately $0.7 million. Payment is subject to the Seller's review and approval of the calculated amount.

Following the closing, we began integrating SDI into our current navigation product line and have included the financial results of SDI in our condensed consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI from the acquisition date of $2.0 million and $5,000, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2019.

Preliminary Purchase Price Allocation
The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Due to the fact that the acquisition occurred in the current interim period, the Company's fair value estimates for the purchase price allocation are preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months). As of June 30, 2019, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property, plant and equipment, identifiable intangible assets, deferred taxes and goodwill. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill.

The table below represents the preliminary purchase price allocation to the assets acquired and liabilities assumed of SDI based on their estimated fair values as of the acquisition date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions at the acquisition date.

(in thousands)	Amount	Weighted Average Useful Life (years)
Developed technology	$250	7

Total identifiable intangible assets	250

Goodwill	798

Tangible assets acquired:
Cash acquired	$541
Inventories	8,522
Accounts receivable	4,291
Other assets	355
Land and building	12,890
Property and equipment	2,873
Total tangible assets acquired	29,472

Net liabilities assumed	(4,817)

Purchase price	$25,703

Identifiable intangible assets - The estimated fair value of the developed technology was determined based on the expected future cost savings resulting from ownership of the asset. The present value of the expected future cash flows for the developed technology intangible asset was determined based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the expectations of market participants.

Tangible assets acquired:

Inventories
Finished goods were valued at estimated selling price less costs of disposal and a reasonable profit allowance for the selling effort. Raw materials were valued at estimated replacement cost.

Property, plant and equipment
The property, plant and equipment acquired were valued using either the replacement cost or market approach, as appropriate, as of the acquisition date.

Goodwill
Goodwill represents the excess of the preliminary purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the benefits the Company expect to derive from deepening the Company's expertise in navigation systems products.

For the three and nine months ended June 30, 2019, the Company incurred transaction costs of approximately $0.3 million and $0.7 million, respectively, in connection with the SDI acquisition, which were expensed as incurred and included in selling, general and administrative expenses within the accompanying Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presented for the three and nine months ended June 30, 2019 and 2018 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2017, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

(in thousands, except per share data)	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Revenue	$21,976	$24,557	$84,911	$81,742
Net loss	$(14,024)	$(9,017)	$(27,069)	$(11,487)
Net loss per basic and diluted share	$(0.50)	$(0.33)	$(0.98)	$(0.42)
Weighted-average number of basic and diluted shares outstanding	28,005	27,387	27,730	27,204

NOTE 5.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of	As of
(in thousands)	June 30, 2019	September 30, 2018	June 30, 2018
Cash	$3,368	$2,965	$4,440
Cash equivalents	$17,135	$60,152	$60,872
Restricted cash	158	78	193
Total cash, cash equivalents and restricted cash	$20,661	63,195	65,505

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of June 30, 2019, September 30, 2018 and June 30, 2018.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments. See Note 4 for discussion of the fair value measurement of assets acquired and liabilities assumed in the SDI acquisition.

NOTE 7.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	June 30, 2019	September 30, 2018
Accounts receivable, gross	$18,746	$19,823
Allowance for doubtful accounts	(295)	(548)
Accounts receivable, net	$18,451	$19,275

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the three and nine months ended June 30, 2019 and 2018.

Allowance for Doubtful Accounts (in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$267	$95	$548	$22
Provision adjustment - expense, net of recoveries	62	524	62	599
Write-offs and other adjustments - deductions to receivable balances	(34)	(21)	(315)	(23)
Balance at end of period	$295	$598	$295	$598

NOTE 8.	Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	June 30, 2019	September 30, 2018
Raw materials	$17,931	$11,857
Work in-process	9,249	5,402
Finished goods	4,855	5,024
Inventory balance at end of period	$32,035	$22,283
Current portion	$31,123	$20,850
Non-Current portion	$912	$1,433

The non-current inventory balance of $0.9 million and $1.4 million as of June 30, 2019 and September 30, 2018, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part. During the three and nine months ended June 30, 2019, we recorded a $0.2 million and $0.7 million reserve, respectively, on non-current inventory due to the decline in sales and future demand of the inventory. During the three and nine months ended June 30, 2018, we recorded a $0.5 million write-down on non-current inventory due to the decline in sales and future demand of the inventory.

NOTE 9.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	June 30, 2019	September 30, 2018
SDI land and building	$12,890	$—
Building and improvements	257	—
Equipment	41,170	36,625
Furniture and fixtures	1,109	1,109
Computer hardware and software	3,526	2,928
Leasehold improvements	2,560	2,049
Construction in progress	8,742	3,648
Property, plant, and equipment, gross	$70,254	$46,359
Accumulated depreciation	(33,023)	(28,143)
Property, plant, and equipment, net	$37,231	$18,216

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	June 30, 2019	September 30, 2018
Compensation	$4,354	$3,065
Warranty	656	642
Professional fees	3,929	604
Customer deposits	738	22
Deferred revenue	—	368
Income and other taxes	12,113	7,593
Severance and restructuring accruals	—	82
Other	1,672	1,829
Accrued expenses and other current liabilities	$23,462	$14,205

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Severance and restructuring accruals: On December 4, 2018, the Company and Jikun Kim, the Company's former Chief Financial Officer, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which the Company and Mr. Kim agreed that he would cease service with the Company effective as of December 31, 2018 (the “Separation Date”). The Separation Agreement provided for, among other things, the continuation of his base salary for a period of two months following the Separation Date and a lump sum payment of $22,875 in lieu of any cash bonus payment under the Company’s Fiscal Year 2018 Bonus Plan, in each case subject to his execution and non-revocation of a general release agreement releasing the Company from any liability or obligation to him and compliance with certain confidentiality, non-solicitation and other restrictive covenants as provided in the Separation Agreement. Mr. Kim’s outstanding equity awards that remained unvested as of the Separation Date were cancelled and terminated. The Company recorded a charge of approximately $0.1 million in the nine months ended June 30, 2019 related to this Separation Agreement.

Our severance and restructuring-related accruals specifically relate to the Separation Agreement described above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our consolidated statements of operations and comprehensive loss. The following table summarizes the changes in the severance and restructuring accrual account:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2018	7	75	82
Expense - charged to accrual	57	—	57
Payments and accrual adjustments	(64)	(75)	(139)
Balance as of June 30, 2019	$—	$—	$—

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$599	$837	$642	$684
Provision for product warranty - expense	34	54	139	336
Warranty liability assumed in acquisition liability	80	—	80	—
Adjustments and utilization of warranty accrual	(57)	(126)	(205)	(255)
Balance at end of period	$656	$765	$656	$765

NOTE 11.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (as amended, the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

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

As of June 30, 2019, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of June 30, 2019, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $6.4 million available for borrowing. As of August 2, 2019, there was an outstanding balance under this Credit Facility of $1.6 million, $0.5 million reserved for one outstanding stand-by letter of credit and $6.8 million available for borrowing.

NOTE 12.	Income and Other Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of approximately $14,000 and $0, respectively. Income tax expense for the three months ended June 30, 2019 is primarily comprised of state minimum tax expense. For the nine months ended June 30, 2019 and 2018, the Company recorded income tax (expense) benefit of approximately $(44,000) and $0.5 million, respectively. Income tax expense for the nine months ended June 30, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the nine months ended June 30, 2018 is primarily comprised of the effect of the December 22, 2017 “Tax Act” which eliminated AMT and resulted in a refund to the Company of amounts paid in prior fiscal years.

For the three months ended June 30, 2019 and 2018, the effective tax rate on continuing operations was 0.1% and 0.0%, respectively. The higher tax rate for the three months ended June 30, 2019 is primarily due to the state minimum tax expense.

For the nine months ended June 30, 2019 and 2018, the effective tax rate on continuing operations was 0.2% and (4.2)%, respectively. The lower tax rate for the nine months ended June 30, 2019 is primarily due to the operating loss and state minimum tax expense. The higher beneficial tax rate for the nine months ended June 30, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the current period operating loss. Income tax expense is comprised of estimated alternative minimum tax and foreign tax expense. The Company uses some estimates to forecast permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of June 30, 2019 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at June 30, 2019. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and nine months ended June 30, 2019 and 2018, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2019 and September 30, 2018, we had approximately $0.5 million and $0.4 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

NOTE 13.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Option periods have been included in the computation of rent expense where such options are likely to be exercised due to significant economic incentive. Rent expense was approximately $0.3 million for the three months ended June 30, 2019 and 2018. Rent expense was approximately $1.0 million and $0.9 million for the three and nine months ended June 30, 2019 and 2018. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling the ARO. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There was no ARO settled during the three months ended June 30, 2019 and 2018. Accretion expense of $14,000 and $17,000 was recorded during the three months ended June 30, 2019 and 2018, respectively. Accretion expense of $41,000 and $0.1 million was recorded during the nine months ended June 30, 2019 and 2018, respectively.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In March 2019, amendments to leases for five of the six buildings were signed, extending the terms of the leases for these buildings for an additional three years through September 2023, plus a three year EMCORE option to extend the leases through September 2026. Management has determined that there is a significant economic incentive to exercise the options and the lease period will include the option periods for accounting purposes. In connection with the lease agreement, the Company has recorded an ARO liability at June 30, 2019 and September 30, 2018 of $1.8 million. The lease related to the sixth building expired in 2011, and this building is being occupied on a month-to-month basis.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

In May 2016 (and retroactively effective on February 1, 2016), the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO liability in the amount of $0.1 million at June 30, 2019 and September 30, 2018.

In February 2019, the lease and related obligations, including ARO, at our former facility in Ivyland, Pennsylvania was terminated, resulting in no payment by the Company. As a result of this termination, the Company reduced its ARO associated with the former Pennsylvania facility by $40,000 and recorded a gain on the termination in the three and nine months ended June 30, 2019.

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

On June 21, 2019, an interim award (the “Interim Award”) was issued in connection with all claims in the AAA proceeding other than the claims related to correction of inventorship and declaratory relief relating to U.S. Patent No. 8,773,665 (the “Patent Claims”). While Phoenix ultimately sought $21.2 million in total damages, plus attorneys’ fees and costs, in the Interim Award, the arbitrator found in the Interim Award that (i) Phoenix's claim for breach of the covenant of good faith and fair dealing was denied; (ii) Phoenix's claim for breach of the agreements entered with EMCORE for failure to provide funding for non-recurring engineering was denied; (iii) Phoenix's claim for unjust enrichment was denied; (iv) Phoenix's claim for conversion was granted, but damages for that claim duplicate the damages on the breach of contract and misappropriation of trade secret claims described below and no incremental damages were awarded based on the granting of this claim; (v) EMCORE's request for a declaration that, as between EMCORE and Phoenix, EMCORE owns its proprietary IOC and transceiver was granted.

The arbitrator also found in the Interim Award that (i) EMCORE breached certain license agreements entered into with Phoenix by failing to make royalty payments due and failing to provide required accountings, (ii) Phoenix and its members are no longer subject to prior exclusivity restrictions; (iii) EMCORE's claim for breach of the covenant of good faith and fair dealing was denied; and (iv) the proceedings for Phoenix's additional claims and EMCORE's counterclaim with respect to the Patent Claims shall be established by a future proceeding.

Further, out of the original 97 trade secret subpart claims by Phoenix, the arbitrator found in the Interim Award that EMCORE had misappropriated a total of five trade secret subparts (the “Deemed Trade Secrets”), and found that at least one Deemed Trade Secret is currently used in seven EMCORE products (the “EMCORE Products”). The arbitrator found that as a result of the foregoing, royalties of 7.5% of the sale price are owed, to the extent not previously paid, on (i) sales through July 16, 2018 on all fiber optic gyroscopes sold by EMCORE, and (ii) sales from July 16, 2018 through May 31, 2019 of the EMCORE Products whether standalone or incorporated into a larger product, in each case together with interest at the New York statutory rate of 9% simple interest. In the three and nine months ended June 30, 2019, we accrued an additional $0.1 million related to royalties and $0.1 million of related interest expense, in each case a result of the Interim Award. The additional royalty accrual of $0.1 million has been recorded as “Other” within “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets as of June 30, 2019 and included in “cost of goods sold expense” on our Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended June 30, 2019.

On July 12, 2019, EMCORE submitted a proposed accounting of royalties owed to Phoenix of all FOG and IMU sales during the period of January 1, 2008 through May 31, 2019, reflecting that additional royalties and interest in an amount totaling approximately $0.7 million was payable to Phoenix, approximately $0.6 million of which was previously accrued for in EMCORE’s previously filed financial statements. On July 15, 2019 Phoenix submitted objections to the arbitrator regarding EMCORE’s proposed accounting and on July 30, 2019, Phoenix submitted further objections to EMCORE's proposed accounting, in each case, seeking, among other items, an award of additional royalties, attorneys’ fees and costs. On August 6, 2019, the arbitrator issued an order denying Phoenix's various claims for additional royalties and deferring a decision on Phoenix's requests related to attorneys' fees until conclusion of the AAA arbitration.

In the Interim Award, the arbitrator further determined that EMCORE shall pay Phoenix a royalty of 7.5% of the sale price on (i) future customer payments for EMCORE Product contracts previously entered into and (ii) customer payments for future sales of any product using any Deemed Trade Secret, in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and shall concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports, provided that following the first $1.0 million of royalty payments on the EMP-1 product only, inclusive of payments made to date, EMCORE will pay to Phoenix a royalty of 2.25% of the sale price (net of any warranty work, returns, rebates, discounts or credits). EMCORE is required to continue to make royalty payments in this manner until such time as it has in good faith determined, and can so document, that it has completely ceased use of the Deemed Trade Secrets, and at such time, EMCORE shall provide Phoenix written notice of same by certified letter, return receipt requested.

In addition, the arbitrator found in the Interim Award that Phoenix was the prevailing party, and Phoenix was awarded attorneys' fees and costs in the amount of approximately $3.7 million, which amount was reduced 10% from Phoenix’s attorneys’ fees request. The attorneys' fees and costs accrued of $3.7 million has been recorded as “Professional fees” within “Accrued expenses and other current liabilities” on our Condensed Consolidated Balance Sheets as of June 30, 2019 and has been included in “selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2019.

A second AAA arbitration hearing on the Patent Claims has been scheduled for November 2019. We believe that the Patent Claims asserted by Phoenix are without merit and we intend to vigorously defend ourselves against them.

On June 21, 2018, Phoenix Navigation Components, LLC commenced a special proceeding against EMCORE in the New York Supreme Court, Commercial Division, Index No. 653128/2018. As part of the special proceeding, Phoenix filed an application for a preliminary injunction in aid of arbitration pursuant to CLPR 7502(c), in connection with the AAA arbitration proceeding in New York. On August 6, 2018, Phoenix’s application was resolved pursuant to a stipulation between EMCORE and Phoenix. This special proceeding remains open pending final resolution of the AAA arbitration.

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

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2018	69,980	$4.74
Granted	—	—
Exercised	(208)	$3.97		—
Forfeited	(1,614)	$3.92
Expired	(2,242)	$4.62
Outstanding as of June 30, 2019	65,916	$4.77	4.23	$1
Exercisable as of June 30, 2019	50,318	$4.75	3.58	$1
Vested and expected to vest as of June 30, 2019	65,916	$4.77	4.23	$1

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the nine months ended June 30, 2018, the intrinsic value of options exercised was $14,000.

As of June 30, 2019, there was approximately $27,000 of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 1.2 years.

Valuation Assumptions
There were no stock option grants for the nine months ended June 30, 2019 and 2018.

Time-Based Restricted Stock
Time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted to employees under the 2010 Plan, 2012 Plan or 2019 Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the vesting or lapse of the restrictions, as applicable. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied.

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the nine months ended June 30, 2019:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	1,011,621	$6.04	8,154	$8.20
Granted	600,722	$3.88	—	$0.00
Vested	(319,049)	$5.94	—	$0.00
Forfeited	(395,115)	$5.21	—	$0.00
Non-vested as of June 30, 2019	898,179	$4.99	8,154	$8.20

As of June 30, 2019, there was approximately $4.0 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 3.0 years. The 0.9 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $3.0 million and a weighted average remaining contractual term of 1.2 years. For the nine months ended June 30, 2019 and 2018, the intrinsic value of RSUs vested was approximately $1.3 million and $2.3 million, respectively. For the nine months ended June 30, 2018, the weighted average grant date fair value of RSUs granted was $5.81 per share.

As of June 30, 2019, there was approximately $28,000 of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.3 years.

Performance Stock
Performance based restricted stock units (“PSUs”) and performance based shares of restricted stock (“PRSAs”) granted to employees under the 2012 Plan or 2019 Plan typically vest over 1 to 3 years and are subject to forfeiture in whole, if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied, in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest. PRSAs are considered issued and outstanding on the grant date (at 200% of the target number of shares) and are subject to forfeiture if specified vesting conditions are not satisfied. PSUs and PRSAs that are granted to our executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures our performance against the Russell Microcap Index.

The following table summarizes the activity related to PSUs and PRSAs for the nine months ended June 30, 2019:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	397,777	$8.48	33,333	$12.25
Granted	280,000	$5.19	—	$0.00
Vested	(30,874)	$7.14	—	$0.00
Forfeited	(172,579)	$7.39	—	$0.00
Non-vested as of June 30, 2019	474,324	$7.02	33,333	$12.25

As of June 30, 2019, there was approximately $2.0 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 2.1 years. The 0.5 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $1.6 million and a weighted average remaining contractual term of 2.1 years. There were no PSUs vested in the three months ended June 30, 2019 and 2018. For the nine months ended June 30, 2019 and 2018, the intrinsic value of PSUs vested was approximately $0.2 million and $1.4 million, respectively. For the nine months ended June 30, 2018, the weighted average grant date fair value of PSUs granted was $7.62.

As of June 30, 2019, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 0.3 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Employee stock options	$6	$6	$20	$26
Restricted stock units and awards	380	400	1,162	1,263
Performance stock units and awards	188	330	357	980
Employee stock purchase plan	50	64	132	225
Outside director equity awards and fees in common stock	53	65	152	219
Total stock-based compensation expense	$677	$865	$1,823	$2,713

Stock-based Compensation Expense - by expense type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$121	$83	$341	$337
Selling, general, and administrative	367	625	999	1,915
Research and development	189	157	483	461
Total stock-based compensation expense	$677	$865	$1,823	$2,713

Stock-based compensation within selling, general and administrative expense was lower for the nine months ended June 30, 2019 due to the reversal of previously recognized expense associated with the forfeiture of unvested RSUs and PSUs of our former CFO Jikun Kim.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended June 30, 2019 and 2018 was approximately $0.2 million and $0.1 million, respectively . Our matching contribution in cash for each of the nine months ended June 30, 2019 and 2018 was approximately $0.4 million.

Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

Basic and Diluted Net Loss Per Share	For the three months ended June 30,		For the nine months ended June 30,
(in thousands, except per share)	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(10,477)	$(8,414)	$(21,009)	$(11,567)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(10,477)	(8,414)	(21,009)	(11,567)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	28,005	27,387	27,730	27,204

Net loss per basic and fully diluted share	$(0.37)	$(0.31)	$(0.76)	$(0.43)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	1,317	725	881	725

Average market price of common stock	$3.72	$5.06	$4.22	$6.20

For diluted loss per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three months ended June 30, 2019 and 2018 due to the Company incurring a net loss for the period.
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

Future Issuances
As of June 30, 2019, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	65,916
Unvested restricted stock units and awards	906,333
Unvested performance stock units and awards (at 200% maximum payout)	1,015,314
Purchases under the employee stock purchase plan	674,152
Issuance of stock-based awards under the Equity Plans	2,866,757
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,617,213

NOTE 15.	Geographical Information

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

Revenue by Geographic Region	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2019	2018	2019	2018
United States and Canada	$14,208	$12,965	$48,432	$47,984
Asia	1,684	3,116	9,936	7,919
Europe	1,315	1,534	4,362	4,266
Other	12	102	235	207
Total revenue	$17,219	$17,717	$62,965	$60,376

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three and two of our significant customers represented an aggregate of 52% and 56% of our consolidated revenue for the three months ended June 30, 2019 and 2018, respectively. Revenue from three and two of our significant customers represented an aggregate of 57% and 58% of our consolidated revenue for the nine months ended June 30, 2019 and 2018, respectively.

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of June 30, 2019 and September 30, 2018, approximately 89% and 49%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.5	93.2	75.7	76.7
Gross profit	21.5	6.8	24.3	23.3
Operating expense:
Selling, general, and administrative	53.9	29.6	37.9	26.0
Research and development	26.9	22.1	20.7	18.2
Gain from change in estimate on ARO	—	—	(0.1)	—
(Gain) loss on sale of assets	—	—	—	0.1
Total operating expense	80.8	51.7	58.5	44.3
Operating loss	(59.3)	(44.9)	(34.2)	(21.0)
Other income:
Interest income, net	0.6	1.2	0.9	0.8
Foreign exchange gain	(2.0)	(3.8)	—	0.2
Total other (loss) income	(1.4)	(2.6)	0.9	1.0
Loss before income tax (expense) benefit	(60.7)	(47.5)	(33.3)	(20.0)
Income tax (expense) benefit	(0.1)	0.0	(0.1)	0.8
Net loss	(60.8)%	(47.5)%	(33.4)%	(19.2)%

Comparison of Financial Results for the Three Months Ended June 30, 2019 and 2018

(in thousands, except percentages)	For the three months ended June 30,
	2019	2018	$ Change	% Change
Revenue	$17,219	$17,717	$(498)	(2.8)%
Cost of revenue	13,515	16,519	(3,004)	(18.2)%
Gross profit	3,704	1,198	2,506	209.2%
Operating expense:
Selling, general, and administrative	9,288	5,237	4,051	77.4%
Research and development	4,629	3,915	714	18.2%
Gain from change in estimate on ARO	—	—	—	N/A
Gain on sale of assets	—	—	—	N/A
Total operating expense	13,917	9,152	4,765	52.1%
Operating loss	(10,213)	(7,954)	(2,259)	(28.4)%
Other income (expense):
Interest income, net	99	216	(117)	(54.2)%
Foreign exchange gain	(349)	(676)	327	48.4%
Total other income	(250)	(460)	210	45.7%
Loss before income tax (expense) benefit	(10,463)	(8,414)	(2,049)	(24.4)%
Income tax (expense) benefit	(14)	—	(14)	N/A
Net loss	$(10,477)	$(8,414)	$(2,063)	(24.5)%

Revenue

For the three months ended June 30, 2019, revenue decreased 2.8% compared to the same period in the prior year, primarily driven by lower sales volume of our CATV systems and Chip Devices, partially offset by an increase in CATV components within our Broadband product category and Navigation Systems product line revenue. The decline in sales of our Chip Devices products during the three months ended June 30, 2019 was largely due to negative effects of the U.S. trade dispute with China.
Included in Navigation Systems product line revenue is $2.0 million of revenue from SDI for the period of June 7, 2019 through June 30, 2019. Navigation Systems revenue increased $4.0 million, or 252.3%, from the same period in the prior year, primarily due to one new nonrecurring engineering contract and the inclusion of SDI revenue for the period of June 7, 2019 through June 30, 2019 that did not exist in the three months ended June 30, 2018.

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

Consolidated gross margins were 21.5% and 6.8% for the three months ended June 30, 2019 and 2018, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019, gross profit increased by 209.2% when compared to the same period in the prior year. The increase in gross profit for the three months ended June 30, 2019 was primarily due to lower cost of goods sold in the three months ended June 30, 2019. The decrease in cost of goods sold is primarily a result of a favorable change in product mix, offset by $1.4 million of cost of goods sold of SDI for the period of June 7, 2019 through June 30, 2019 that did not exist in the three months ended June 30, 2018 .

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.4 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively.

SG&A expense for the three months ended June 30, 2019 was higher than the amount reported in the same period in the prior year primarily due to the recording of $3.7 million of attorneys fees and costs arising from the arbitrator's interim award in the litigation proceedings with Phoenix Navigation Components, LLC, the inclusion of $0.4 million of expense relating to the acquisition of SDI for the period of June 7, 2019 through June 30, 2019 that did not exist in the three months ended June 30, 2018 and acquisition related costs of $0.3 million, partially offset by a decrease in compensation expenses and the allowance for bad debt expenses.

As a percentage of revenue, SG&A expenses were 53.9% and 29.6% for the three months ended June 30, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million during each of the three months ended June 30, 2019 and 2018, respectively.

R&D expense for the three months ended June 30, 2019 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs and project spending, primarily in navigation systems, and the inclusion of 0.3 million of R&D expense relating to the acquisition of SDI for the period of June 7, 2019 through June 30, 2019 that did not exist in the three months ended June 30, 2018.

As a percentage of revenue, R&D expenses were 26.9% and 22.1% for the three months ended June 30, 2019 and 2018, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (59.3)% and (44.9)% for the three months ended June 30, 2019 and 2018, respectively. The increase in operating loss as a percentage of revenue in the three months ended June 30, 2019 compared to the same period in the prior year is primarily due to the increase in SG&A and R&D expense partially offset by the increase in gross profit in the three months ended June 30, 2019.

Other Income

Interest Income, net
During the three months ended June 30, 2019 and 2018, we recorded $0.1 million and $0.3 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the three months year ended June 30, 2019 was lower than the amount reported in the prior year due to lower cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the three months ended June 30, 2019, the Company recorded income tax expense of approximately $14,000. For the three months ended June 30, 2018, the Company recorded income tax expense of $0. Income tax expense for the three months ended June 30, 2019 is primarily comprised of state minimum tax expense.

Comparison of Financial Results for the Nine Months Ended June 31, 2019 and 2018

(in thousands, except percentages)	For the nine months ended June 30,
	2019	2018	$ Change	% Change
Revenue	$62,965	$60,376	$2,589	4.3%
Cost of revenue	47,644	46,317	1,327	2.9%
Gross profit	15,321	14,059	1,262	9.0%
Operating expense:
Selling, general, and administrative	23,877	15,700	8,177	52.1%
Research and development	13,008	11,015	1,993	18.1%
Gain from change in estimate on ARO	(40)	—	(40)	N/A
Loss on sale of assets	—	39	(39)	(100.0)%
Total operating expense	36,845	26,754	10,091	37.7%
Operating loss	(21,524)	(12,695)	(8,829)	(69.5)%
Other income (expense):
Interest income, net	590	490	100	20.4%
Foreign exchange gain	(31)	136	(167)	(122.8)%
Total other income	559	626	(67)	(10.7)%
Loss before income tax (expense) benefit	(20,965)	(12,069)	(8,896)	(73.7)%
Income tax (expense) benefit	(44)	502	(546)	(108.8)%
Net loss	$(21,009)	$(11,567)	$(9,442)	(81.6)%

Revenue

For the nine months ended June 30, 2019, revenue increased 4.3% compared to the same period in the prior year primarily driven by an increase in sales volume within our Chip Devices and Navigation Systems product line revenue partially offset by lower sales volume of our CATV systems portion of our Broadband product category. Included in Navigation Systems product line revenue is $2.0 million of revenue from SDI for the period of June 7, 2019 through June 30, 2019. The increase in the Chip Devices and Navigation Systems product line revenue are primarily the result of increased sales to two significant customers in the nine months ended June 30, 2019 compared to the same period in the prior year. The decrease in CATV sales is primarily the result of a significant customer purchasing a large inventory accumulation in the nine months ended June 30, 2018.

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

Consolidated gross margins were 24.3% and 23.3% for the nine months ended June 30, 2019 and 2018, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million during each of the nine months ended June 30, 2019 and 2018, respectively.

For the nine months ended June 30, 2019, gross profit increased by 9.0% when compared to the same period in the prior year. The increase in gross profit for the nine months ended June 30, 2019 was primarily due to an increase in sales and a decrease in product costs. The increase in gross margin for the nine months ended June 30, 2019 was primarily due to lower product costs partially offset by $1.4 million of cost of goods sold of SDI for the period of June 7, 2019 through June 30, 2019.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.0 million and $1.9 million for the nine months ended June 30, 2019 and 2018, respectively.

SG&A expense for the nine months ended June 30, 2019 was higher than the amount reported in the same period in the prior year primarily due to increase in expense for professional services of $4.7 million as a result of the litigation proceedings with Phoenix Navigation Components, LLC, the recording of $3.7 million of attorneys fees and costs arising from the arbitrator's interim award in the litigation proceedings with Phoenix Navigation Components, LLC, the inclusion of $0.4 million of expense relating to the acquisition of SDI for the period of June 7, 2019 through June 30, 2019 and acquisition related costs of $0.7 million partially offset by a decrease in compensation expenses and an allowance for bad debt expenses.

As a percentage of revenue, SG&A expenses were 37.9% and 26.0% for the nine months ended June 30, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.5 million during each of the nine months ended June 30, 2019 and 2018.

R&D expense for the nine months ended June 30, 2019 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs and project spending, primarily in navigation systems and the inclusion of 0.3 million of R&D expense relating to the acquisition of SDI for the period of June 7, 2019 through June 30, 2019.

As a percentage of revenue, R&D expenses were 20.7% and 18.2% for the nine months ended June 30, 2019 and 2018, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (34.2)% and (21.0)% for the nine months ended June 30, 2019 and 2018, respectively. The increase in operating loss as a percentage of revenue in the nine months ended June 30, 2019 compared to the same period in the prior year is primarily due to an increase in SG&A and R&D expense, partially offset by an increase in gross profit in the nine months ended June 30, 2019.

Other Income

Interest Income, net
During the nine months ended June 30, 2019 and 2018, we recorded $0.6 million and $0.7 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the nine months year ended June 30, 2019 was lower than the amount reported in the same period in the prior year due to lower cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the nine months ended June 30, 2019, the Company recorded income tax expense of approximately $44,000. For the nine months ended June 30, 2018, the Company recorded income tax benefit of approximately $0.5 million. Income tax expense for the nine months ended June 30, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the nine months ended June 30, 2018 is primarily comprised of the effect of the Tax Act which eliminated Alternative Minimum Taxes and resulted in a refund to the Company of amounts paid in prior fiscal years.

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

As of June 30, 2019, cash and cash equivalents totaled $20.5 million and net working capital totaled approximately $53.3 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility, as amended by its seventh amendment on November 10, 2015, currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use. On November 7, 2018 we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of August 2, 2019, there was an outstanding balance under this Credit Facility of $1.6 million, $0.5 million reserved for one outstanding stand-by letter of credit and $6.8 million available for borrowing.

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months. At the discretion of our Board of Directors and subject to restrictions in our Credit Facility, we may use our existing balances of cash and cash equivalents to make investments in our business, pursue acquisitions or a combination thereof. For example, under our Credit Facility, we are restricted from making acquisitions that result in the liquidity of the Company being less than $25.0 million after making such acquisition if any amounts are outstanding under our Credit Facility. In addition, should we require more capital than what is generated by our operations to, for example fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the nine months ended June 30,
	2019	2018	$ Change	% Change
Net cash (used in) provided by operating activities (net of acquired assets and assumed liabilities)	$(11,709)	$1,240	$(12,949)	1,044.3%

Fiscal 2019:
For the nine months ended June 30, 2019, our operating activities used cash of $11.7 million, primarily due to our net loss of $21.0 million and partially offset by changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $2.3 million, depreciation and amortization expense of $5.0 million, stock-based compensation expense of $1.8 million, warranty provision of $0.1 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $5.1 million and an increase in accrued expenses and other liabilities of $6.8 million, partially offset by a decrease in inventory of $1.2 million and other assets of $3.9 million and a decrease in accounts payable of $4.5 million.

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

Working Capital Components:

Accounts Receivable: We generally expect the level of accounts receivable at any given quarter end to reflect the level of sales in that quarter. Our accounts receivable balances have fluctuated historically due to the timing of account collections, timing of product shipments, and/or change in customer credit terms.

Inventory: We generally expect the level of inventory at any given quarter end to reflect the change in our expectations of forecasted sales during the quarter. Our inventory balances have fluctuated historically due to the timing of customer orders and product shipments, changes in our internal forecasts related to customer demand, as well as adjustments related to excess and obsolete inventory and the purchase of non-current inventory.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2019	2018	$ Change	% Change
Net cash used in investing activities	$(30,861)	$(3,679)	$(27,182)	(738.8)%

Fiscal 2019:
For the nine months ended June 30, 2019, our investing activities used $30.9 million of cash for the acquisition of SDI, net of cash acquired, of $22.2 million and capital-related expenditures of $8.6 million primarily related to investment in our wafer fabrication facility.

Fiscal 2018:
For the nine months ended June 30, 2018, our investing activities used $3.7 million of cash for capital related expenditures of $3.8 million, partially offset by cash proceeds from the disposal of equipment of $0.1 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2019	2018	$ Change	% Change
Net cash provided by (used in) financing activities	$35	$(812)	$847	104.3%

Fiscal 2019:
For the nine months ended June 30, 2019, our financing activities provided cash of $35,000 primarily from proceeds from stock plan transactions of $0.2 million, partially offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

Fiscal 2018:
For the nine months ended June 30, 2018, our financing activities used cash of $0.8 million primarily for tax withholding paid on behalf of employees for stock-based awards of $1.3 million, partially offset by proceeds from stock plan transactions of $0.4 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2019 and over the next five fiscal years are summarized in the table below (and are presented as of June 30, 2019):

(in thousands)
	Total	Less than a year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$37,441	$22,748	$14,533	$160	$—
Asset retirement obligations	2,152	—	—	59	2,093
Operating lease obligations	3,743	239	1,827	1,677	—
Total contractual obligations and commitments	$43,336	$22,987	$16,360	$1,896	$2,093

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits, because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of June 30, 2019, we had unrecognized tax benefits of $0.5 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

The purchase obligations of $37.4 million set forth above include, as of June 30, 2019, $1.0 million that the Company has committed for the purchase and installation of capital equipment. In addition, we expect to incur, during the three month period ending September 30, 2019, an additional $1.1 million to complete the purchase and installation of capital equipment.

Asset Retirement Obligations
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 13 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our AROs.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. See Note 13 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our operating lease obligations.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

As a result of the acquisition of SDI on June 7, 2019, our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to SDI. Certain changes have been made and will continue to be made to our internal controls until management has completed its evaluation and integrated SDI’s information and accounting systems and processes. In reliance on interpretive guidance issued by the SEC staff permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date that the acquisition is completed, we have elected to exclude disclosure of changes in internal control over financial reporting related to SDI from this Quarterly Report on Form 10-Q.

There have been no other changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.    Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

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

ITEM 6.    Exhibits and Financial Statement Schedules

2.1
Purchase and Sale Agreement, dated as of June 7, 2019 by and among EMCORE Corporation, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 10, 2019).

10.1	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2019).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 9, 2019	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Mark A. Gordon
Mark A. Gordon
Interim Principal Financial and Accounting Officer (Principal Financial and Accounting Officer)