Form 10-K
period 2019-09-30
EMCORE CORP
filed 2019-12-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of our common stock held by non-affiliates as of March 29, 2019 (the last business day of our most recently completed second fiscal quarter) was approximately $98.4 million, based on the closing sale price of $3.65 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 10% or more of our outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 6, 2019, the number of shares outstanding of our no par value common stock totaled 28,904,853.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of September 30, 2019 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2019.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (h) acquisition-related risks, including that (i) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (ii) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (iii) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (iv) we may not realize sufficient scale in our navigation systems product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; (i) risks related to our ability to obtain capital; (j) risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility; and (k) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in this Annual Report as well as those discussed elsewhere in this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

EMCORE Corporation
FORM 10-K
For the Fiscal Year ended September 30, 2019

PART I.

Item 1. Business

Company Overview

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. EMCORE is a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the cable TV industry.

EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products serving the broadband communications and Aerospace and Defense markets. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June of 2019, EMCORE further expanded its portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology.

EMCORE has fully vertically-integrated manufacturing capability through our Indium Phosphide (“InP”) compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support EMCORE’s vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for Navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications.

For the fiscal year ended September 30, 2019, we had one reporting segment, comprised of three product lines: Navigation Systems, Broadband and Chip Devices. Please see our consolidated financial statements and notes included in this Annual Report for financial information regarding this segment.

For the fiscal year ending September 30, 2020, as a result of the acquisition of SDI and the increased size and growth expectations of our aerospace and defense business, we expect that we will have two reporting segments, Aerospace and Defense, and Broadband. Aerospace and Defense will be comprised of two product lines: (i) Navigation and Inertial Sensing, and (ii) Defense Optoelectronics. The Broadband segment will be comprised of three product lines: (i) Cable TV Lasers and Transmitters, (ii) Chip Devices, and (iii) Other. Due to a shift in customer base, the previously existing Satellite/Microwave Communications product line has been renamed “Defense Optoelectronics”.

This reporting change, detailing information for these two segments, will go into effect when EMCORE releases our results of operations for the period ending December 31, 2019.

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

Navigation and Inertial Sensing Product Line

EMCORE, through our vertically-integrated infrastructure, has been able to adapt the same technologies, chip designs, and production assets applicable to our CATV products to the development of state-of-the-art Fiber Optic Gyroscopes (“FOG”) that have broad application within the aerospace and defense markets for land, sea, air and space navigation. This gives EMCORE the ability to leverage our high-volume infrastructure for lower volume, higher value-added product. EMCORE has expanded its FOG-based product line to include Inertial Measurement Units (“IMU or IMUs”) and Inertial Navigation Systems (“INS”) that provide superior Size, Weight and Power (“SWaP”) compared to competing or legacy systems. In June of 2019, EMCORE added the SDI series of Quartz MEMS (“QMEMS”) gyros and IMU products to our portfolio, expanding EMCORE’s portfolio to better address high volume markets and taking advantage of EMCORE’s core wafer fabrication and processing capabilities to further improve upon SDI’s base technology platforms.

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

•
Quartz MEMS Gyroscope Products - EMCORE’s Systron Donner Inertial brand supplies the world’s highest performance MEMS Inertial Sensors & Systems. Our quartz MEMS Gyroscopes, Accelerometers, Inertial Measurement Units and GPS/INS products deliver a clear, continuously improving Size, Weight, Power, and Cost (“SWaPC”) advantages over alternative technologies. With more than 50 years of extensive experience EMCORE is continuously developing leading-edge disciplines with new innovative breakthrough products, which are enabling advanced performance capabilities in mission critical applications worldwide.

Systron Donner Inertial products have no moving parts, no friction, no known modes of wear out, and require no recalibration or rebuilding. They deliver industry-leading reliability under the most demanding conditions through dedicated engineering technology and manufacturing operations excellence, and AS9100 Aerospace Quality System Certification. EMCORE’s QMEMS products provide precision system solutions and establish higher standards for price/performance characteristics across guidance, navigation, control, pointing and stabilization applications in commercial and military aircraft, unmanned autonomous vehicles, land vehicles, precision guided weapons, industrial and marine platforms.

•
FOG-Based Inertial Measurement Units and Navigation Systems Products - EMCORE’s FOG-based MU and INS systems provide superior SWaP compared to competing systems. Our products provide customers the flexibility to choose options from straightforward IMU operation to full navigation and are higher performance form, fit and function replacements for other IMUs and legacy systems. EMCORE’s FOG-based IMUs and INS products deliver high-precision with up to five-times better performance than competing units in compact, portable form-factors that provide standalone aircraft grade navigator performance at one-third the size of competing systems.

Defense Optoelectronics Product Line (Formerly Satellite/Microwave Communications Products)

Satellite/Microwave Communications Products - EMCORE has an established history as a pioneer of innovative Radio Frequencey (“RF”) over fiber solutions for high-performance fiber optic links in the terrestrial portion of satellite communications networks. EMCORE’s satellite/microwave band components and complete systems transport an ultra-broadband frequency range including IF, L, S, C, X, DBS, Ku, K, Ka, and Ultra-Wideband signal transport. A wide range of high-dynamic-range applications are supported including satellite antenna remoting and signal distribution, inter- and intra-facility links, site diversity systems, high-performance supertrunking links, electronic warfare systems and radar testing. EMCORE’s complete line of satellite and microwave components, subassemblies and systems eliminate the distance limitations of copper-based coaxial systems. Our rack-mount Optiva Platform RF & Microwave Fiber Optic Transport System features a wide range of Simple Network Management Protocol (“SNMP”) managed fiber optic transmitters, receivers, optical amplifiers, RF and optical switches, passive devices and Ethernet products that provide high-performance fiber optic transmission between satellite hub equipment and antenna dishes. EMCORE also offers a series of ruggedized microwave flange-mount transmitters, receivers and optical delay line products that meet the reliability and durability requirements of the U.S. government and defense markets. These products are tailored to the requirements of higher frequency applications such as microwave antenna signal distribution, electronic warfare systems and radar system calibration and testing. They provide our customers with high frequency, dynamic range, compact form-factors, and extreme temperature, shock and vibration tolerance. To the extent sales of our satellite/microwave communications products are related to U.S. government contracts or subcontracts, this portion of the business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government or an agency thereof.

Cable TV Lasers and Transmitters Product Line

EMCORE is an established market leader in providing RF over fiber products for the CATV industry. Our products enable cable systems providers to increase data transmission distance, speed and bandwidth in Hybrid Fiber Coaxial (“HFC”) networks, with lower noise and power consumption. This empowers cable service operators to meet the growing demand for high-speed Internet, HDTV, Ultra HDTV, 4K, video streaming and other advanced services. Our CATV products include forward and return-path analog lasers, receivers, photodetectors and subassembly components; analog and digital fiber-optic transmitters, Quadrature Amplitude Modulation (“QAM”) transmitters, optical switches and CATV fiber amplifiers.

EMCORE’s latest series of CATV transmitters feature the Company’s breakthrough Linear Externally Modulated Laser (“L-EML”) technology that enables long distance optical link performance approaching traditional lithium niobate-based externally-modulated transmitters, but is more cost-effective and far exceeds the performance of Distributed Feedback (“DFB”) laser-based systems. EMCORE’s CATV transmitter products are offered on an OEM and ODM basis for integration into complete CATV transmission systems. The Company also offers its own branded line of EMCORE Medallion series rack-mount CATV transmitters, optical switches and fiber amplifiers. EMCORE’s Medallion series products include DOCSIS 3.1, 1550 nm externally-modulated transmitters, 1550 nm directly-modulated transmitters, optical A/B switches, and 1RU and 2RU rack-mount CATV fiber amplifiers. EMCORE’s Medallion series transmitters, optical switches and fiber amplifiers, in conjunction with EMCORE’s components and Radio Frequency over Glass (“RFoG”) products, comprise a complete end-to-end CATV system.

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

•
High-Power Gain Chips Products - EMCORE, through our previous experience in the Telecom tunable module market, has design and engineering expertise in development and manufacturing of high-power gain chips for tunable lasers and transceivers utilized in coherent DWDM optical transmission systems.

•
Photodiode Products - In addition to EMCORE’s offering of GPON and gain chip products, the Company also has an extensive offering of photodiodes for use in Telecommunications and Datacenter applications. These products include (but are not limited to) 2.5G and 10G APD top and bottom illuminated chips and COB, along with 10G PIN photodiode chips, with additional products in development.

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

Other Optical Product Line
The Other Optical Product Line is comprised of lasers and subsystems sold into a variety of applications, including wireless, distributed sensing, and Light Detecting and Ranging. (“LiDAR”).

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

•
Laser, Receiver and Photodetector Component Products - We are a leading provider of optical components including lasers, receivers and photodetectors (also called “photodiodes”). Our products include CWDM (“Coarse Wavelength Division Multiplexing”) and DWDM (“Dense Wavelength Division Multiplexing”), 1310 nm and 1550 nm DFB lasers and optical receivers optimized for CATV, DOCSIS (Data Over Cable Service Interface Specification) 3.1 and wireless applications. In addition, we offer narrow linewidth 1310 and 1550 nm DFB lasers optimized for LiDAR and distributed sensing applications. Form-factors for laser products include 14-pin butterfly and coaxial TO-Can. In addition, we offer broadband photodiodes used in forward-and return-path broadband and FTTP applications. EMCORE’s component products to the global fiber optics industry leverage the benefits of our vertically-integrated infrastructure, low-cost manufacturing and early access to newly developed internally-produced components.

Customers

Our major customers include: Cisco Systems Inc., Commscope Holding Company, Inc. and Raytheon Company and their respective affiliates. In the fiscal year ended September 30, 2019, Cisco Systems Inc., Commscope Holding Company, Inc. and Raytheon Company and their respective affiliates each represented greater than 10% of our consolidated revenue. See Note 15 - Geographical Information in the notes to our consolidated financial statements for additional information about our significant customers.

Strategic Plan

Strategy and Alternatives Committee of the Board of Directors

In addition to organic growth and development of our existing Fiber Optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with overseeing the Company’s strategic plan and evaluating strategic opportunities and alternatives available to the Company, including potential mergers, acquisitions, divestitures and other key strategic transactions outside the ordinary course of the Company’s business. Accordingly, the Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include, at various times depending on the circumstances, acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders. The Strategy Committee may engage financial and other advisors to assist it in doing so. Accordingly, the Strategy Committee and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction. The Strategy Committee met five (5) times during the fiscal year ended September 30, 2019.

Acquisition of Systron Donner Inertial, Inc.

On June 7, 2019, the Company acquired SDI, a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing QMEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.0 million in cash after working capital adjutments and (ii) the issuance of 811 thousand shares of common stock with an aggregate value of approximately $3.0 million as of the closing date.

Following the closing, we began integrating SDI into our Navigation and Inertial Sensing product line and have included the financial results of SDI in our condensed consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI from the acquisition date through September 30, 2019 of $9.8 million and $0.6 million, respectively, is included in our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended September 30, 2019.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components, and equipment used in our products, though no single supplier of raw materials or components accounts for more than 10% of our aggregate consolidated cost of goods sold. We continually review our supplier relationships to mitigate risks and lower costs, especially where we depend on one or two suppliers for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our suppliers in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of critical supplies in a timely manner.

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

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Alhambra, California; and Beijing, China are registered to ISO 9001 standards. Our manufacturing facility located in Concord, California is registered to AS 9100 standards.

As part of the effort to better streamline operations and move to a variable cost model with respect to our Cable TV Lasers and Transmitters product line, on October 25, 2019, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain Cable TV Laser and Transmitter catv module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of EMCORE’s wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million. The Equipment will be transferred to the Buyers in multiple closings, the last of which is expected to occur during the quarter ending March 31, 2020. Concurrently with entry into the Purchase Agreement, EMCORE entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain catv module and transmitter products for EMCORE from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. These manufacturing activities are expected to commence during the fiscal year ending September 30, 2020.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $19.4 million, $15.4 million and $12.5 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. As a percentage of revenue, research and development expenses were 22.3%, 18.0% and 10.2% for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they relate to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2019, we held approximately 76 U.S. patents and approximately 64 foreign patents and had over 9 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2020 and 2035. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

Order Backlog

EMCORE's product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. For certain of our product categories, products typically ship within the same quarter in which a purchase order is received; therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods.

Seasonality

In certain of our previous fiscal years, we have experienced an increase in revenues in our third and fourth fiscal quarters due to increased sales of our CATV products resulting from an increased build of cable networks during seasons with warmer weather.

Employees

As of September 30, 2019, we had approximately 420 employees, including approximately 101 international employees that are located primarily in China. This represents an increase of approximately 29 employees when compared to September 30, 2018, primarily as a result of the purchase of SDI in June 2019, partially offset by a reduction of headcount in China and the U.S. during the fiscal year ended September 30, 2019. None of our employees are covered by a collective bargaining agreement. We have never experienced any labor-related work stoppage and believe that our employee relations are good.

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

For the fiscal years ended September 30, 2019 and 2018, loss from continuing operations was $36.0 million and $17.5 million, respectively. For the fiscal year ended September 30, 2017, income from continuing operations was $8.2 million. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

We are a small company and dependent on a few products for our success.

We are a small company with a narrow, focused portfolio of products. Our small size could cause our cash flow and growth prospects to be more volatile and makes us more vulnerable to actions by our competitors. As a small company, we will be subject to greater revenue fluctuations if our older product lines’ sales were to decline faster than we anticipate or if we are unable to grow our revenue inour newer product lines in the manner we anticipate. In addition, we may not be able to appropriately restructure or maintain our supporting functions to fit the needs of a small company, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. We cannot be certain that additional financing will be available on terms favorable to us, or at all. In addition, as described in Note 11 - Credit Facilities in the notes to the consolidated financial statements, our Credit and Security Agreement with Wells Fargo Bank, N.A. (i) is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts and (ii) requires that for certain specific uses, the Company have liquidity of at least $25.0 million after such use. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

We are substantially dependent on revenues from a small number of customers. The loss of or decrease in sales from any one of these customers could adversely affect our business, financial condition, results of operations, and cash flows.

A small number of customers account for a significant portion of our revenue, and our dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal year ended September 30, 2019, sales to three customers accounted for an aggregate of 55% of our total consolidated revenues, for the fiscal year ended September 30, 2018, sales to two customers accounted for an aggregate of 60.3% of our total consolidated revenues, and for the fiscal year ended September 30, 2017, sales to three customers accounted for an aggregate of 71% of our total consolidated revenues. Sales from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition and cash flows.

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

Our acquisition of Systron Donner Inertial, Inc., and acquisitions of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our shareholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business, maintain our competitive position or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. For example, in June 2019, we acquired SDI, a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. Our acquisition of SDI, and any other acquisitions, joint ventures and similar transactions that we may enter into from time to time, involve a number of risks that could harm our business and result in SDI or any other acquired business or joint venture not performing as expected, including:

•	problems integrating the acquired operations, personnel, technologies, or products with the existing business and products;

•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;

•
possible adverse short-term effects on our cash flows or operating results, and the use of cash and other resources for the acquisition that might affect our liquidity, and that could have been used for other purposes;

•	diversion of management's time and attention from our core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales, and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	difficulties in the integration of financial reporting systems, which could cause a delay in the issuance of, or impact the reliability of our financial statements;

•	failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002, including a delay in or failure to successfully integrate these businesses into our internal control over financial reporting;

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	reliance upon joint ventures which we do not control;

•	subsequent impairment of goodwill and acquired long-lived assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, environmental liabilities, regulatory liabilities, tax examinations and warranty issues.

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

Our failure to successfully manage the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility could harm our business, financial condition, results of operations and cash flows.

In October 2019, we entered into (i) an agreement with Hytera Communications (Hong Kong) Company Limited and Shenzhen Hytera Communications Co., Ltd. (collectively, “Hytera”) to transfer and sell to Hytera the equipment that was being used by us to manufacture certain of our CATV modules and transmitters and (ii) an agreement pursuant to which Hytera agreed to manufacture such CATV modules and transmitters for sale to us. In connection with these agreements, the manufacture of our product lines and sub-assemblies previously manufactured at our Beijing facility is in the process of being relocated to Hytera’s facility located in Thailand.

This transition could involve the re-acceptance and requalification of certain of our products by customers, potentially creating a competitive disadvantage for our products. These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term. In addition, this transition has and will continue to cause us to incur costs associated with the shipment of complex manufacturing equipment.  If we are unable to manage this transfer smoothly and comprehensively, we could suffer delays, resulting in harm to our reputation with our customers and potentially loss of customers. If we are unable to successfully manage the relocation or initiation of the manufacture of these products by our contract manufacturer, our business, financial condition, results of operations and cash flows could be harmed.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

The U.S. government has recently taken certain actions with respect to its trade policies, including recently imposed tariffs affecting certain products manufactured in China, and may take further actions with respect to these policies in the future. For example, the U.S. and China have applied tariffs to certain of each other’s exports and announced additional tariffs to be applied in the future to certain of each other’s exports. Certain of our broadband products manufactured by our Chinese affiliate have been included in the tariffs imposed on imports into the U.S. from China, and these products manufactured by our Chinese affiliate may be subject to tariff increases that may be implemented in the future. China has imposed retaliatory tariffs affecting certain products manufactured in the U.S. and imported into China, including our chip products manufactured in the U.S., and other products manufactured by us in the U.S. may be included on lists of products to be targeted by proposed tariff increases that may be implemented by China in the future. The implementation of these tariffs could result in decreased sales of our products manufactured in China and shipped to the U.S. and sales of our products manufactured in the U.S. and shipped to China, which would negatively impact our business.

In addition, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing products into the U.S., or that might trigger retaliatory action by U.S. trading partners. Further, it is unknown what effect any such new tariffs or retaliatory actions would have on us or our industry and customers. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently have substantial operations in China, which exposes us to risks inherent in doing business in China.

In an effort to keep manufacturing costs down, we currently operate a manufacturing facility and certain operations logistics functions in China. Our China-based activities are subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in, or our failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws and other matters, which laws and regulations remain underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive. These uncertainties may impede our ability to enforce the contracts we have entered into with our distributors, business partners, customers and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

Retention of employees in China is a challenge as compared to companies headquartered in China. If our China employee turnover rates are higher than we expect, or we otherwise fail to adequately manage these rates, then our business and results of operations could be adversely affected.

We may have difficulty maintaining adequate management and financial controls over our China operations.

Businesses in China have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Moreover, familiarity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) principles and reporting procedures is less common in China. As a consequence and due to our current operations in China, we may have difficulty employing accounting personnel experienced with U.S. GAAP, and we may have difficulty integrating our China-based accounting staff with our U.S.-based finance organization. As a result of these factors, we may experience difficulty in maintaining adequate management and financial controls over our China operations. These difficulties include collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed.

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

If spending for CATV and optical communications networks declines, our revenues and financial performance may decline.

A material portion of our revenues depend on continued capital investment in CATV and global communications networks infrastructure and on continued demand for high-bandwidth, high-speed communications networks and the ability of original equipment manufacturers to meet this demand. Spending on CATV and communications networks is limited by several factors, including limited investment resources, uncertainty regarding the long-term evolution and sustainability of service provider business models, and a changing regulatory environment. We cannot be certain that demand for bandwidth-intensive content will continue to grow at the same pace in the future or that communications service providers will continue to increase spending to meet such demand. If investment in CATV and communications networks does not grow as anticipated, our revenues, results of operations, and gross margins could be harmed.

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

We use contract manufacturers as a less-expensive alternative to our manufacturing of certain products. Contract manufacturers in Asia currently manufacture a significant portion of our CATV fiber optics products. We supply inventory to our contract manufacturers, and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

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

Certain of our significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires us to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that the supplier builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by the supplier until the inventory is drawn or pulled, which is the time at which the sale takes place. In addition, certain of our customers require us to maintain agreed levels of product inventory at our own locations. Our participation in VMI programs and our commitment to other product inventory requirements at our own locations has resulted in our experiencing higher levels of inventory than we might otherwise and has decreased our visibility into the timing of when our finished goods will ultimately result in revenue-generating sales.

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

We generally do not have long-term supply contracts with our customers, we typically sell our products pursuant to purchase orders with short lead times, and even where we do have long-term supply contracts, our customers are typically not obligated to purchase any minimum amount of our products. As a result, in most cases our customers could stop purchasing our products at any time, and we must fulfill orders in a timely manner to keep our customers satisfied.

Risks associated with an absence of long-term purchase commitments with our customers include the following:

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

For the fiscal years ended September 30, 2019, 2018 and 2017, sales to customers located outside the U.S. accounted for approximately 21%, 19% and 20%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. In addition, certain of our sales to customers with a U.S. billing address may be physically shipped to a location outside of the U.S. Our international sales and operations are subject to a number of material risks, including, but not limited to:

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

For example, on June 12, 2018, Phoenix Navigation Components, LLC (“Phoenix”) commenced an arbitration against EMCORE with the American Arbitration Association (“AAA”) in New York and on June 21, 2018, Phoenix commenced a special proceeding against EMCORE in the New York Supreme Court, Commercial Division, Index No. 653128/2018. Please see the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for additional information regarding these proceedings.

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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. However, certain of these lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits may have an adverse effect on our business, financial condition, results of operations and cash flows. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant, will continue to be costly, and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation in which we are involved, see Note 13 - Commitments and Contingencies in the notes to our consolidated financial statements.

We could be subject to legal consequences if we fail to comply with the Modified Partial Final Award issued in connection with the Phoenix legal proceedings.

In the Interim Award incorporated by reference into the Modified Partial Final Award (in each case as defined in the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our condensed consolidated financial statements), the arbitrator determined and ordered that we are required to pay Phoenix a royalty of 7.5% of the sale price on (i) future customer payments for certain EMCORE product contracts previously entered into at the time the Interim Award was issued and (ii) customer payments for future sales of any product using any Deemed Trade Secret (as defined in the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our condensed consolidated financial statements), in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and that we are required to concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports, provided that following the first $1.0 million of royalty payments on the EMP-1 product only, inclusive of payments made prior to the Interim Award, we must pay to Phoenix a royalty of 2.25% of the sale price (net of any warranty work, returns, rebates, discounts or credits) with respect to subsequent sales of the EMP-1 product. We must continue to make royalty payments in this manner until such time as we have in good faith determined, and can so document, that it has completely ceased use of the Deemed Trade Secrets, and at such time, we must provide Phoenix written notice of same by certified letter, return receipt requested. If we fail to comply with these obligations, it could be subject to additional claims, penalties or judgments, which could harm our business, financial condition, results of operations and cash flows. In addition, we could be subject to significant legal costs and expenses in connection with the interpretation of certain of the obligations pursuant to the Interim Award, which could harm our business, financial condition, results of operations and cash flows.

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

We are subject to environmental and health and safety laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials in our production activities. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposure occurs, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities. We are also subject to a number of federal and state laws and regulations related to safety, including OSHA and comparable state statutes, the purpose of which are to protect the health and safety of workers. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations and financial condition if we are subjected to significant penalties, fines or compliance costs. In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury, and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union's (EU) Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could adversely affect our business, financial condition, results of operations, and cash flows. In addition, we purchase certain chemicals from Europe and Asia that are unique, nearing the end of life and could be subject to future changes to environmental regulations in the country of origin and/or the U.S. In the event new restrictions are placed on any such chemicals, they may be difficult to replace, and may require us to re-design or re-validate existing products that use such chemicals in their production.

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

We have substantial long-lived assets recorded on our balance sheet. As of September 30, 2019, we had $37.2 million of property, plant and equipment, net, on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changes in market conditions, underlying business operations, competition or technologies may impact our assumptions as to prices, costs, holding periods, or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, we will continue to evaluate the recoverability of the carrying amount of our property, plant and equipment on an ongoing basis, and significant changes in any one of our assumptions could produce a significantly different result. In such a circumstance, we may incur substantial impairment charges, which would adversely affect our financial results. In any period where our stock price, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

Certain provisions of our organizational documents and New Jersey law could discourage potential acquisition proposals, delay or prevent a change in control of the Company or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws:

•
provided for the classification of our Board of Directors into three classes, with staggered three-year terms and, until recent respective amendments to our certificate of incorporation and bylaws to declassify our Board of Directors that became effective in March 2018 are fully phased in beginning with our 2021 annual meeting of shareholders, the current three-year term of certain of our directors will remain in effect until their current term expires;

•
provide that directors may be removed at any time, but only for cause and only by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote generally in the election of directors cast at a meeting of shareholders called for that purpose;

•
provide that a supermajority vote of our shareholders is required to amend some portions of our amended and restated certificate of incorporation and amended and restated bylaws, including requiring approval by the holders of 80% or more of the outstanding shares of our capital stock entitled to vote generally in the election of directors for certain business combinations unless these transactions meet certain fair price criteria and procedural requirements or are approved by two-thirds of our continuing directors;

•
authorize the issuance of preferred stock, without any requirement of vote or class vote of shareholders, commonly referred to as “blank check” preferred stock, which shares of preferred stock may have rights senior to those of our common stock;

•	limit the persons who can call special shareholder meetings; shareholders do not have authority to call a special meeting of shareholders;

•
establish advance notice requirements that must be complied with by shareholders to nominate persons for election to our Board of Directors or to propose matters that can be acted on by shareholders at shareholder meetings;

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Alhambra, California	Corporate Headquarters Manufacturing and research and development facilities	75,000	Lease covering one of six buildings expired in 2011; other leases covering five of six buildings expire in 2023 (1) and (2)

Langfang, China	Warehouse facility	1,100	Lease expired in 2019 (2)

Beijing, China	Manufacturing facility	23,200	Lease expires in 2021 (1)

Concord, California	Manufacturing and research and development facility	110,000	N/A - Owned property

Footnotes

(1)	Leases have the option to be renewed by us at fixed terms.

(2)	Certain facility leases which have expired are being maintained on a month-to-month basis.

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

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the Nasdaq Global Market and is quoted under the symbol "EMKR". As of December 6, 2019, we had approximately 81 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

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

ITEM 6.    Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2019, 2018, and 2017 and the balance sheet data as of September 30, 2019 and 2018 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report.

We derived the statement of operations data for the years ended September 30, 2016 and 2015 and the selected balance sheet data as of September 30, 2017, 2016, and 2015 from audited consolidated financial statements that are not included in this Annual Report after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years ended September 30,
	2019	2018	2017	2016	2015
Revenue	$87,265	$85,617	$122,895	$91,998	$81,685
Gross profit	15,089	18,487	42,534	30,954	28,691
Operating (loss) income	(36,132)	(18,311)	7,741	2,939	(4,522)
(Loss) income from continuing operations	(35,984)	(17,453)	8,221	2,619	(2,272)
Income from discontinued operations	—	—	14	5,647	65,372
Net (loss) income	(35,984)	(17,453)	8,235	8,266	63,100
Net (loss) income per basic share
Continuing operations	$(1.29)	$(0.64)	$0.31	$0.10	$(0.08)
Discontinued operations	—	—	—	0.22	2.18
Net (loss) income per basic share	$(1.29)	$(0.64)	$0.31	$0.32	$2.10
Net (loss) income per diluted share
Continuing operations	$(1.29)	$(0.64)	$0.30	$0.10	$(0.08)
Discontinued operations	—	—	—	0.21	2.18
Net (loss) income per diluted share	$(1.29)	$(0.64)	$0.30	$0.31	$2.10

Balance Sheet Data (in thousands)	As of September 30,
	2019	2018	2017	2016	2015
Cash, cash equivalents and restricted cash	$21,977	$63,195	$68,754	$64,870	$112,260
Working capital	41,250	88,848	103,042	92,957	127,994
Total assets	109,562	135,898	144,084	127,211	160,907
Long-term liabilities	2,097	1,891	1,667	1,635	1,774
Shareholders' equity	76,746	106,805	120,774	107,317	135,442

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2019
Continuing Operations:

•
On June 7, 2019, we completed the acquisition of Systron Donner Inertial, Inc. (“SDI”), a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.8 million in cash, subject to certain working capital adjustments and (ii) the issuance of 810,698 shares of common stock with an aggregate value of approximately $3.0 million as of the closing date. Subsequent to the closing, we calculated the working capital adjustment and determined that our aggregate purchase price should be reduced by approximately $0.7 million, which was paid in the three months ended September 30, 2019. Following the closing, we began integrating SDI into our Navigation Systems product line and have included the financial results of SDI in our condensed consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI from the acquisition date through September 30, 2019 of $9.8 million and $0.6 million, respectively, is included in our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended September 30, 2019. Acquired assets of SDI comprise 25% of the total consolidated assets as of September 30, 2019.

•
We recorded a $4.7 million inventory write-down on CATV products and a $1.3 million write-downe on non-current inventory in the fiscal year ended September 30, 2019 due to the decline in sales and future demand of the inventory.

•	We incurred approximately $0.8 million of merger and acquisition costs in the fiscal year ended September 30, 2019 in conjunction with the acquisition of SDI.

•
We recorded an award to Phoenix Navigation Components, LLC (“Phoenix”) of attorneys’ fees and costs in the amount of approximately $3.8 million. In connection with the litigation proceedings involving Phoenix, we incurred approximately $5.7 million of legal expenses.

Fiscal 2018
Continuing Operations:

•	We recorded a $1.0 million write-down on non-current inventory in the fiscal year ended September 30, 2018 due to the decline in sales and future demand of the inventory.

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

Discontinued Operations:

•
Photovoltaic and Digital Products Asset Sales: On December 10, 2014, SolAero Technologies Corporation (“SolAero”) purchased substantially all of the assets, and assumed substantially all of the liabilities, related to or used in connection with the Company’s photovoltaics business, including EMCORE’s subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the “Photovoltaics Business”), for $149.9 million in cash, after giving effect to a $0.1 million working capital adjustment finalized and paid during the fiscal year ended September 30, 2015. On January 2, 2015, NeoPhotonics Corporation acquired certain assets, and assumed certain liabilities, of the Company’s telecommunications business (the “Digital Products Business”), for $17.0 million in cash and a notes receivable that was paid in April 2015. These asset sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations for the businesses sold as discontinued operations. No assets or liabilities that were sold from either the Photovoltaic Business or Digital Products Business remain on the consolidated balance sheet as of September 30, 2019, 2018, 2017 and 2016.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements.

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

Recent Developments
On June 7, 2019, we completed the acquisition of SDI, a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. See Note 4 - Acquisition in the notes to our consolidated financial statements for additional information regarding this acquisition. Following the closing, we began integrating SDI into our current navigation product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date.
As part of the effort to streamline operations and move to a variable cost model in our Cable TV Lasers and Transmitters product lines, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of EMCORE’s wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million.

The Equipment will be transferred to the Buyers in three separate closings, which are expected to occur during the quarters ending December 31, 2019 and March 31, 2020, with payment for each portion of the equipment to be made following such transfer in an amount equal to (i) 80% of the applicable sale price within three months following the closing of the applicable sale and transfer and (ii) 20% of the applicable sale price within six months following the closing of the applicable sale and transfer. In October 2019, we received the first such payment in an amount equal to approximately $1.9 million.
Concurrently with entry into the Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for EMCORE from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. In the Manufacturing Agreement, we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds, which penalties shall not exceed $660,000 in any of the first of four specified 12 months periods, and which will not exceed approximately US$5.54 million in the aggregate following the fifth such 12 month period.
Additionally, we completed two other actions in the quarter ended September 30, 2019 by reducing the size of our CATV-related employee headcount and reducing the capacity of our wafer fab to one shift. These actions incurred one-time costs of $0.4 million in the quarter ended September 30, 2019 and are expected to result in annual cash savings of approximately $3.0 million beginning in the December 2019 quarter. These operational changes in CATV also fulfill a strategic objective of better positioning the CATV product lines to generate positive cash flow to help fund the other growth areas of EMCORE in Aerospace and Defense.

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

Business Combinations

We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and goodwill recognized in business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date using a market participant approach. In measuring the fair value, we utilize a number of valuation techniques consistent with the market, income or cost approaches. To estimate fair value, we are required to make certain estimates and assumptions, including future economic and market conditions.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting
Standards Codification (“ASC”) 606 Revenue from Contracts with Customers. The majority of our products have shipping terms that are free on board or free carrier alongside (“FCA”) shipping point, which means that we fulfill our delivery obligation and control has transferred to the customer when the goods are handed over to the freight carrier at our shipping dock. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and control has transferred to the customer. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the Fiscal Years ended September 30,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	82.7	78.4	65.4
Gross profit	17.3	21.6	34.6
Operating expense:
Selling, general, and administrative	36.8	24.8	18.1
Research and development	22.3	18.0	10.2
Impairments	—	—	0.4
Gain from change in estimate on ARO	—	0.2	—
(Gain) loss on sale of assets	(0.3)	—	(0.4)
Total operating expense	58.8	43.0	28.3
Operating (loss) income	(41.5)	(21.4)	6.3
Other income:
Interest income, net	0.7	0.9	0.2
Foreign exchange (loss) gain	(0.5)	(0.5)	0.1
Other income	—	0.1	0.2
Total other income	0.2	0.5	0.5
(Loss) income before income tax (expense) benefit	(41.3)	(20.9)	6.8
Income tax (expense) benefit	(0.1)	0.5	(0.1)
Net (loss) income	(41.2)%	(20.4)%	6.7%

Comparison of Financial Results for the Fiscal Years ended September 30, 2019 and 2018

(in thousands, except percentages)	For the Fiscal Years ended September 30,
	2019	2018	$ Change	% Change
Revenue	$87,265	$85,617	$1,648	1.9%
Cost of revenue	72,176	67,130	5,046	7.5%
Gross profit	15,089	18,487	(3,398)	(18.4)%
Operating expense:
Selling, general, and administrative	32,094	21,232	10,862	51.2%
Research and development	19,443	15,387	4,056	26.4%
Gain from change in estimate on ARO	(14)	145	(159)	(109.7)%
Loss on sale of assets	(302)	34	(336)	(988.2)%
Total operating expense	51,221	36,798	14,423	39.2%
Operating loss	(36,132)	(18,311)	(17,821)	(97.3)%
Other income (expense):
Interest income, net	629	733	(104)	(14.2)%
Foreign exchange gain	(427)	(434)	7	1.6%
Total other income	202	409	(207)	(50.6)%
Loss before income tax (expense) benefit	(35,930)	(17,902)	(18,028)	(100.7)%
Income tax (expense) benefit	(54)	449	(503)	(112.0)%
Net loss	$(35,984)	$(17,453)	$(18,531)	(106.2)%

Revenue

For the fiscal year ended September 30, 2019, revenue increased 1.9% compared to the prior year primarily driven by an increase in sales volume within our Chip Devices and Navigation Systems product line revenue partially offset by lower sales volume of our CATV systems portion of our Broadband product category. Included in Navigation Systems product line revenue is $9.8 million of revenue from SDI for the period of June 7, 2019 through September 30, 2019. The increase in the Chip Devices and Navigation Systems product line revenue are primarily the result of increased sales to two significant customers in the year ended September 30, 2019 compared to the prior year. The decrease in CATV sales is primarily the result of a decline in market demand in the fiscal year ended September 30, 2019 and a significant customer purchasing a large inventory accumulation in the fiscal year ended September 30, 2018.

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

Consolidated gross margins were 17.3% and 21.6% for the fiscal years ended September 30, 2019 and 2018, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.5 million during each of the fiscal years ended September 30, 2019 and 2018.

For the fiscal year ended September 30, 2019, gross profit decreased by 18.4% when compared to the prior year. The decrease in gross profit for the fiscal year ended September 30, 2019 was primarily due to an increase in product costs and inventory related charges related to excess and obsolete inventory. The decrease in gross margin for the fiscal year ended September 30, 2019 was primarily due to lower revenues and higher product costs.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.5 million and $2.6 million for the fiscal years ended September 30, 2019 and 2018, respectively.

SG&A expense for the fiscal year ended September 30, 2019 was higher than the amount reported in the prior year primarily due to an increase in expense for professional services of $5.7 million, primarily as a result of the litigation proceedings with Phoenix the recording of $3.8 million of attorneys fees and costs arising from the arbitrator's modified partial final award in the litigation proceedings with Phoenix, the inclusion of $1.8 million of expense at SDI for the period of June 7, 2019 through September 30, 2019 and costs related to the acquisition of SDI of $0.8 million partially offset by a decrease in compensation expenses and an allowance for bad debt expenses.

As a percentage of revenue, SG&A expenses were 36.8% and 24.8% for the fiscal years ended September 30, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.6 million during each of the fiscal years ended September 30, 2019 and 2018.

R&D expense for the fiscal year ended September 30, 2019 was higher than the amounts reported in the prior year primarily due to an increase in compensation costs and project spending, primarily in navigation systems and the inclusion of $1.5 million of R&D expense at SDI for the period of June 7, 2019 through September 30, 2019.

As a percentage of revenue, R&D expenses were 22.3% and 18.0% for the fiscal years ended September 30, 2019 and 2018, respectively.

(Gain) Loss from Change in Estimate on ARO

As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2019, the Company reduced the ARO liability by $14,000 and recorded a gain from change in estimate on ARO liability of $14,000. As a result of the revision in the estimated amount and timing of cash flows for ARO during the fiscal year ended September 30, 2018, the Company increased the ARO liability by $0.1 million and recorded a loss from change in estimate on ARO liability of $0.1 million.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (41.4)% and (21.5)% for the fiscal years ended September 30, 2019 and 2018, respectively. The increase in operating loss as a percentage of revenue in the fiscal year ended September 30, 2019 compared to the prior year is primarily due to a decrease in gross profit and an increase in SG&A and R&D expense in the fiscal year ended September 30, 2019.

Other Income

Interest Income, net
During the fiscal years ended September 30, 2019 and 2018, we recorded $1.0 million and $0.7 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the fiscal year ended September 30, 2019 was higher than the amount reported in the prior year due to higher interest income earned on cash and cash equivalents balances.

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive (loss) income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the fiscal year ended September 30, 2019, the Company recorded income tax expense of approximately $0.1 million. For the nine months ended September 30, 2018, the Company recorded income tax benefit of approximately $0.4 million. Income tax expense for the nine months ended September 30, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the nine months ended September 30, 2018 is primarily comprised of the effect of the Tax Act which eliminated Alternative Minimum Taxes and resulted in a refund to the Company of amounts paid in prior fiscal years.

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

Revenue

For the fiscal year ended September 30, 2018, revenue decreased 30.3% compared to the prior year driven by lower sales volume of our CATV components and RFoG, products primarily to U.S. customers, partially offset by increases in revenue from our Chip Devices and Navigation Systems product lines. The decrease in CATV components was primarily the result of a significant customer experiencing a large inventory accumulation due to the consolidation of contract manufacturers' inventory in the U.S.

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

For the fiscal year ended September 30, 2018, gross profit decreased by 56.5% when compared to the prior year. The decrease in gross profit for the fiscal year ended September 30, 2018 was primarily due to lower sales and production volumes, resulting in lower operating leverage due to higher fixed manufacturing labor and expenses and higher wafer fabrication expenses. The decrease in gross margin for the fiscal year ended September 30, 2018 was primarily due to lower revenue. During the fiscal year ended September 30, 2018, we experienced higher inventory related charges related to excess and obsolete inventory.

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

SG&A expense for the fiscal year ended September 30, 2018 was slightly lower than the amount reported in the prior year primarily due to lower compensation costs and severance expenses partially offset by an increase in expense for professional services, an increase in the allowance for bad debts and the costs incurred in connection with the closing of our Pennsylvania facility.

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

Foreign Exchange
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive (loss) income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Benefit (Expense)

For the fiscal year ended September 30, 2018, the Company recorded income tax benefit from continuing operations of approximately $0.4 million, and $0 of income tax benefit within income from discontinued operations. The income tax benefit is primarily comprised of the effect of recent changes in tax laws in December 2017 that eliminates the Alternative Minimum Tax (“AMT”) and will result in a refund to the Company of amounts paid in prior fiscal years and the fiscal year 2018 operating loss. See Note 12 - Income and other Taxes in the notes to the consolidated financial statements for additional disclosures. For the fiscal year ended September 30, 2017, the Company recorded income tax expense from continuing operations of approximately $0.2 million.

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

As of September 30, 2019, cash and cash equivalents totaled $21.6 million and net working capital totaled approximately $41.3 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, th“Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to requirements, (a) that the Company have (i) liquidity of at least $7.5 million, and (ii) for certain specific uses, liquidity of at least $25.0 million after such use and (b) that the Company maintain excess availability of at least $1.0 million. The Credit Facility has a maturity date expiring in November 2021 and is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities in the notes to the consolidated financial statements for additional disclosures. As of December 6, 2019, there was an outstanding balance under this Credit Facility of $3.2 million, $0.5 million reserved for one outstanding stand-by letter of credit and $1.3 million available for borrowing.

The Company has a history of operating losses and negative cash flows from operations. We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the issuance date of these financial statements. We have taken a number of actions to continue to support our operations and meet our obligations, including headcount reductions and other cost reductions. In addition, should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets and real estate, additional cost reductions, or elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings.

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years ended September 30,			Fiscal 2019 vs Fiscal 2018		Fiscal 2018 vs Fiscal 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by operating activities (net of acquired assets and assumed liabilities)	$(15,151)	$1,470	$11,701	$(16,621)	(1,130.7)%	$(10,231)	(87.4)%

Fiscal 2019:
For the fiscal year ended September 30, 2019, our operating activities used cash of $15.2 million, primarily due to our net loss of $36.0 million, partially offset by a gain on disposal of equipment of $0.3 million, changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $10.7 million, depreciation and amortization expense of $7.1 million, stock-based compensation expense of $2.6 million, warranty provision of $0.2 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $4.0 million and an increase in accrued expenses and other liabilities of $5.0 million, partially offset by a decrease in inventory of $6.5 million and other assets of $0.2 million and a decrease in accounts payable of $4.5 million.

Fiscal 2018:
For the fiscal year ended September 30, 2018, our operating activities provided cash of $1.5 million primarily due to changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $8.2 million, depreciation and amortization expense of $5.6 million, stock-based compensation expense of $3.6 million, provision for doubtful accounts of $0.6 million, warranty provision of $0.4 million and loss on disposal of equipment of $34,000 partially offset by our net loss of $17.5 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $2.4 million, inventory of $5.1 million, other assets of $0.6 million and an increase in accounts payable of $0.5 million partially offset by a decrease in accrued expenses and other liabilities of $0.4 million.

Fiscal 2017:
For the fiscal year ended September 30, 2017, our operating activities provided cash of $11.7 million primarily due to our net income of $8.2 million, depreciation, amortization and accretion expense of $3.8 million, stock-based compensation expense of $3.6 million, impairment charge of $0.5 million and warranty provision of $0.6 million, partially offset by a change in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.5 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $3.9 million, inventory of $0.1 million and other assets of $4.5 million, and a decrease in accrued expenses and other liabilities of $0.2 million partially offset by an increase in accounts payable of approximately $2.1 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years ended September 30,			Fiscal 2019 vs Fiscal 2018		Fiscal 2018 vs Fiscal 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net cash used in investing activities	$(31,803)	$(6,501)	$(9,126)	$(25,302)	(389.2)%	$2,625	28.8%

Fiscal 2019:
For the fiscal year ended September 30, 2019, our investing activities used $31.8 million of cash, incuding $21.5 million for the acquisition of SDI, net of cash acquired, and capital-related expenditures of $10.8 million primarily related to investment in our wafer fabrication facility partially offset by proceeds from the disposal of equipment of $0.5 million.

Fiscal 2018:
For the fiscal year ended September 30, 2018, our investing activities used $6.5 million of cash for capital related expenditures of $6.6 million, primarily related to investment in our wafer fabrication facility, partially offset by the receipt of proceeds from the disposal of equipment of $0.1 million.

Fiscal 2017:
For the fiscal year ended September 30, 2017, our investing activities used $9.1 million of cash primarily for capital related expenditures of $9.6 million, partially offset by the receipt of proceeds from the disposal of equipment of $0.5 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years ended September 30,					Fiscal 2018 vs Fiscal 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) financing activities	$5,799	$(487)	$1,306	$6,286	1,290.8%	$(1,793)	(137.3)%

Fiscal 2019:
For the fiscal year ended September 30, 2019, our financing activities provided cash of $5.8 million, primarily from $5.5 million of proceeds related to borrowings from our bank credit facility and stock plan transactions of $0.5 million, partially offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

Fiscal 2018:
For the fiscal year ended September 30, 2018, our financing activities used cash of $0.5 million, primarily for tax withholding paid on behalf of employees for stock-based awards of $1.3 million, partially offset by proceeds from stock plan transactions of $0.8 million.

Fiscal 2017:
For the fiscal year ended September 30, 2017, our financing activities provided cash of $1.3 million from proceeds from stock transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2019 and over the next five fiscal years are summarized in the table below (and are presented as of September 30, 2019):

(in thousands)
	Total	Less than a year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$19,532	$9,636	$9,816	$80	$—
Asset retirement obligations	2,125	—	—	59	2,066
Operating lease obligations	5,509	988	1,663	1,508	1,350
Total contractual obligations and commitments	$27,166	$10,624	$11,479	$1,647	$3,416

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits, because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of September 30, 2019, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2019. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

The purchase obligations of $19.5 million set forth above include, as of September 30, 2019, $1.0 million that the Company has committed for the purchase and installation of capital equipment. In addition, we expect to incur, during the fiscal year ending September 30, 2020, an additional $1.0 million to complete the purchase and installation of capital equipment, which we expect to fund via cash on hand.

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

We recognize translation adjustments due to the effect of changes in the value of the Yuan Renminbi relative to the U.S. dollar associated with our operations in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive (loss) income. Foreign currency translation adjustments are recorded as accumulated other comprehensive (loss) income.

Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive (loss) income.

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

Based on the LIBOR rate loans outstanding under our credit facility during the fiscal year ended September 30, 2019, a hypothetical 50 basis points increase in interest rates would have resulted in an insignificant amount of additional interest expense.

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

ITEM 8.    Financial Statements and Supplementary Data

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Fiscal Years ended September 30, 2019, 2018 and 2017
(in thousands, except per share data)

	For the Fiscal Year ended September 30,
	2019	2018	2017
Revenue	$87,265	$85,617	$122,895
Cost of revenue	72,176	67,130	80,361
Gross profit	15,089	18,487	42,534
Operating expense:
Selling, general, and administrative	32,094	21,232	22,246
Research and development	19,443	15,387	12,542
Impairments	—	—	506
(Gain) loss from change in estimate on ARO obligation	(14)	145	(45)
(Gain) loss on sale of assets	(302)	34	(456)
Total operating expense	51,221	36,798	34,793
Operating loss	(36,132)	(18,311)	7,741
Other income:
Interest income, net	629	733	245
Foreign exchange (loss) gain	(427)	(434)	82
Other income	—	110	316
Total other (loss) income	202	409	643
Loss before income tax (expense) benefit	(35,930)	(17,902)	8,384
Income tax (expense) benefit	(54)	449	(163)
(Loss) income from continuing operations	(35,984)	(17,453)	8,221
Income from discontinued operations, net of tax	—	—	14
Net loss	$(35,984)	$(17,453)	$8,235
Foreign exchange translation adjustment	65	324	(18)
Comprehensive (loss) income	$(35,919)	$(17,129)	$8,217
Per share data:
Net (loss) income per basic share:
Continuing operations	$(1.29)	$(0.64)	$0.31
Discontinued operations	—	—	0.00
Net loss per basic share	$(1.29)	$(0.64)	$0.31
Net (loss) income per diluted share:
Continuing operations	$(1.29)	$(0.64)	$0.30
Discontinued operations	—	—	0.00
Net (loss) income per diluted share	$(1.29)	$(0.64)	$0.30
Weighted-average number of basic and diluted shares outstanding	27,983	27,266	26,659
Weighted-average number of diluted shares outstanding	27,983	27,266	27,544

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2019 and 2018
(in thousands)

	As of September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$21,574	$63,117
Restricted cash	403	78
Accounts receivable, net of allowance of $148 and $548, respectively	18,497	19,275
Contract assets	1,055	—
Inventory	24,051	20,850
Prepaid expenses and other current assets	6,389	6,098
Total current assets	71,969	109,418
Property, plant, and equipment, net	37,223	18,216
Goodwill	69	—
Intangible assets, net	239	—
Non-current inventory	—	1,433
Other non-current assets	62	199
Total assets	$109,562	$129,266
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$5,497	$—
Accounts payable	10,701	12,997
Accrued expenses and other current liabilities	14,521	7,573
Total current liabilities	30,719	20,570
Asset retirement obligations	1,890	1,809
Other long-term liabilities	207	82
Total liabilities	32,816	22,461
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 35,803 shares issued and 28,893 shares outstanding as of September 30, 2019; 34,487 shares issued and 27,577 shares outstanding as of September 30, 2018	739,926	734,066
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	950	885
Accumulated deficit	(616,409)	(580,425)
Total shareholders’ equity	76,746	106,805
Total liabilities and shareholders’ equity	$109,562	$129,266

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years ended September 30, 2019, 2018 and 2017
(in thousands)

	For the Fiscal Year ended September 30,
	2019	2018	2017
Shares of Common Stock
Balance, beginning of period	27,577	27,028	26,244
Stock-based compensation	307	372	432
Stock option exercises	1	6	158
Issuance of common stock for acquisition	811	—	—
Issuance of common stock - Board of Directors	—	—	61
Issuance of common stock - ESPP	197	171	133
Balance, end of period	28,893	27,577	27,028
Value of Common Stock
Balance, beginning of period	$734,066	$730,906	725,666
Stock-based compensation	2,607	3,648	3,602
Stock option exercises	1	28	534
Tax withholding paid on behalf of employees for stock-based awards	(203)	(1,257)	—
Issuance of common stock for acquisition	2,951	—	—
Issuance of common stock - Board of Directors	—	—	331
Issuance of common stock - ESPP	504	741	773
Balance, end of period	739,926	734,066	730,906
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	885	561	579
Translation adjustment	65	324	(18)
Balance, end of period	950	885	561
Accumulated Deficit			—
Balance, beginning of period	(580,425)	(562,972)	(571,207)
Net loss	(35,984)	(17,453)	8,235
Balance, end of period	(616,409)	(580,425)	(562,972)
Total Shareholders' Equity	$76,746	$106,805	$120,774

The accompanying notes are an integral part of these consolidated financial statements..

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years ended September 30, 2019, 2018 and 2017
(in thousands)

	For the Fiscal Year ended September 30,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(35,984)	$(17,453)	$8,235
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,142	5,617	3,757
Stock-based compensation expense	2,607	3,648	3,602
Provision adjustments related to doubtful accounts	62	599	23
Provision adjustments related to product warranty	186	431	573
Impairments of equipment	—	—	506
Net (gain) loss on disposal of equipment	(302)	34	(456)
Other	464	412	(50)
Total non-cash adjustments	10,159	10,741	7,955
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable and contract assets	3,980	2,372	(3,859)
Inventory	6,486	5,067	(140)
Prepaid expenses and other assets	(238)	784	(2,397)
Accounts payable	(4,539)	477	2,095
Accrued expenses and other current liabilities	4,985	(518)	(188)
Total change in operating assets and liabilities	10,674	8,182	(4,489)
Net cash (used in) provided by operating activities	(15,151)	1,470	11,701
Cash flows from investing activities:
Purchases of equipment	(10,790)	(6,583)	(9,600)
Acquisition of business, net of cash acquired	(21,483)	—	—
Proceeds from disposal of property, plant and equipment	470	82	474
Net cash used in investing activities	(31,803)	(6,501)	(9,126)
Cash flows from financing activities:
Proceeds from borrowings of credit facilities	5,497	—	—
Proceeds from exercise of equity awards	505	770	1,306
Taxes paid related to net share settlement of equity awards	(203)	(1,257)	—
Net cash provided by (used in) financing activities	5,799	(487)	1,306
Effect of exchange rate changes provided by foreign currency	(63)	(41)	3
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,218)	(5,559)	3,884
Cash, cash equivalents and restricted cash at beginning of period	63,195	68,754	64,870
Cash, cash equivalents and restricted cash at end of period	$21,977	$63,195	$68,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$126	$63	$71
Cash paid during the period for income taxes	$68	$131	$114
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(180)	$755	$(861)
Issuance of common stock to Board of Directors	$—	$—	$331

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

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

Principles of Consolidation: Our consolidated financial statements have been prepared in accordance with U.S. GAAP and include the assets, liabilities, shareholders' equity, and operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity.

The Company has a history of operating losses and negative cash flows from operations. The Company has taken a number of actions to continue to support its operations and meet its obligations, including headcount reductions and cost reductions. In addition, we expect to generate additional liquidity through the monetization of certain fixed assets and real estate. The Company believes that its existing liquidity will be sufficient to meet anticipated cash needs for at least the next 12 months from the issuance date of these financial statements.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

The Company recorded adjustments to decrease “prepaid expenses and other current assets” and “accrued expenses and other current liabilities” by $6.6 million as of September 30, 2018. The adjustments also impacted the changes in operating assets and liabilities in the consolidated statements of cash flows. The adjustments were made to appropriately derecognize receivables and payables for value added tax that had settled. These adjustments had no impact on net loss or cash provided by operating activities.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable; inventories; goodwill; long-lived assets; product warranty liabilities; legal contingencies; and income taxes.

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

Property, Plant, and Equipment: Our property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Description	Estimated Useful Life
Building	twenty years
Equipment	three to ten years
Furniture and fixtures	five years
Computer hardware and software	five to seven years
Leasehold improvements	three to six years

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

Asset Retirement and Environmental Obligations: Pursuant to ASC 410, Asset Retirement and Environmental Obligations, an asset retirement obligation (“ARO” or “AROs”) is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an ARO, a company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, and/or amortization. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling ARO liabilities.

We have known asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future.

Business Combinations
The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income or cost approaches. In certain circumstances, the allocations of the purchase price are based upon preliminary estimates and assumptions and subject to revision when we receive final information, including appraisals and other analysis. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. We will recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.

Fair Value of Financial Instruments: We determine the fair value of our financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.

Revenue Recognition
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

To a lesser extent, we enter into other types of contracts including non-recurring engineering contracts. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on estimates of the relative standalone selling price that we would charge the customer for each promised product or service. Revenue from products and services transferred to customers over time accounted for 4%, 1%, and 1% of the Company’s revenue for the years ended September 30, 2019, 2018, and 2017, respectively.

Receivables, Net - Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Receivables, net, totaled $18.5 million and $19.3 million at September 30, 2019 and September 30, 2018, respectively. A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms.

Remaining Performance Obligations - Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.7 million. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations over the next twelve months.

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

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 15 - Geographical Information in the notes to the consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the Fiscal Years ended September 30,
(in thousands)	2019	% of Revenue	2018	% of Revenue	2017	% of Revenue
Broadband	$53,233	61%	$68,418	80%	$109,633	89%
Chips	10,828	12%	10,050	12%	9,170	8%
Navigation	23,204	27%	7,149	8%	4,092	3%
Total revenue	$87,265	100%	$85,617	100%	$122,895	100%

NOTE 3.	Recent Accounting Pronouncements

(a)    New Accounting Updates Recently Adopted

•
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. Under the new standard, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. Effective October 1, 2018, we adopted the requirements of Topic 606 using the modified retrospective method. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

•
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as a modification. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The new standard was effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2017-09 did not have an impact on the Company’s consolidated financial statements and related disclosures.

•
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, and supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This new standard was effective for our fiscal year beginning October 1, 2018. The adoption of ASU 2016-01 did not have an impact on our consolidated financial statements and related disclosures.

(b)    Recent Accounting Standards or Updates Not Yet Effective

•
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

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

The Company will utilize the modified retrospective method and will recognize any cumulative effect adjustment in accumulated deficit at the beginning of the period of adoption. The Company is in the process of gathering lease data, reviewing its lease portfolio, and completing an impact assessment with respect to the adoption of the provisions of the new standard. The Company does not expect the adoption of this new guidance to have a significant impact on its consolidated statements of operations or its consolidated statements of cash flows.

NOTE 4.	Acquisition

On June 7, 2019, we completed the acquisition of Systron Donner Inertial, Inc. (“SDI”), a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.0 million in cash after working capital adjustments and (ii) the issuance of approximately 811 thousand shares of common stock with an aggregate value of approximately $3.0 million as of the closing date.

Following the closing, we began integrating SDI into our current navigation product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI from the acquisition date of $9.8 million and $0.6 million, respectively, is included in our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended September 30, 2019.

Preliminary Purchase Price Allocation
The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months from the date of acquisition). As of September 30, 2019, the Company had not finalized the determination of fair values allocated to equipment, deferred taxes and goodwill. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill.

The table below represents the purchase price allocation to the assets acquired and liabilities assumed of SDI based on their estimated fair values as of the acquisition date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions at the acquisition date.

(in thousands)	Amount	Weighted Average Useful Life (years)
Purchase Price	$24,978
Developed technology	250	7
Cash acquired	541
Inventories	8,522
Accounts receivable	4,291
Other assets	355
Land and building	12,890
Equipment	2,913
Net liabilities assumed	(4,853)

Goodwill	$69

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

Goodwill
Goodwill represents the excess of the preliminary purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the benefits the Company expects to derive from deepening the Company's expertise in navigation systems products.

For the fiscal year ended September 30, 2019, the Company incurred transaction costs of approximately $0.8 million, in connection with the SDI acquisition, which were expensed as incurred and included in selling, general and administrative expenses within the consolidated statements of operations.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presented for the fiscal years ended September 30, 2019 and 2018 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2017, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

(in thousands, except per share data)	For the Fiscal Years ended September 30,
	2019	2018
Revenue	$107,199	$113,398
Net loss	$(42,013)	$(18,136)
Net loss per basic and diluted share	$(1.50)	$(0.67)
Weighted-average number of basic and diluted shares outstanding	27,983	27,266

NOTE 5.	Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of consolidated cash flows:

	As of September 30,
(in thousands)	2019	2018	2017
Cash	$4,338	$2,965	$8,054
Cash equivalents	$17,236	$60,152	$60,279
Restricted cash	403	78	421
Total cash, cash equivalents and restricted cash	$21,977	63,195	68,754

The Company's restricted cash includes cash balances which are legally or contractually restricted to use. The Company's restricted cash is included in current assets as of September 30, 2019, 2018 and 2017.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments. See Note 4 Acquisition for discussion of the fair value measurement of assets acquired and liabilities assumed in the SDI acquisition.

NOTE 7.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	September 30, 2019	September 30, 2018
Accounts receivable, gross	$18,645	$19,823
Allowance for doubtful accounts	(148)	(548)
Accounts receivable, net	$18,497	$19,275

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2019, 2018 and 2017.

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years ended September 30,
	2019	2018	2017
Balance at beginning of period	$548	$22	$36
Provision adjustment - expense, net of recoveries	62	599	23
Write-offs and other adjustments - deductions to receivable balances	(462)	(73)	(37)
Balance at end of period	$148	$548	$22

NOTE 8.	Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	September 30, 2019	September 30, 2018
Raw materials	$11,510	$11,857
Work in-process	8,176	5,402
Finished goods	4,365	5,024
Inventory balance at end of period	$24,051	$22,283
Current portion	$24,051	$20,850
Non-Current portion	$—	$1,433

The non-current inventory balance of $0 and $1.4 million as of September 30, 2019 and 2018, respectively, is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing it would cease manufacturing a part. During the fiscal years ended September 30, 2019 and 2018, we recorded a $1.3 million and $1.0 million, write-down, respectively, on non-current inventory due to the decline in sales and future demand of the inventory. There was no write-down recorded on non-current inventory in the fiscal year ended September 30, 2017.

NOTE 9.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	September 30, 2019	September 30, 2018
Land	$3,484	$—
Building and improvements	9,405	—
Equipment	42,308	36,625
Furniture and fixtures	1,109	1,109
Computer hardware and software	3,554	2,928
Leasehold improvements	2,676	2,049
Construction in progress	9,330	3,648
Property, plant, and equipment, gross	$71,866	$46,359
Accumulated depreciation	(34,643)	(28,143)
Property, plant, and equipment, net	$37,223	$18,216

Depreciation expense totaled $7.1 million, $5.6 million and $3.7 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	September 30, 2019	September 30, 2018
Compensation	$5,185	$3,065
Warranty	654	642
Legal expenses and other professional fees	4,407	604
Contract liabilities	541	390
Income and other taxes	1,135	961
Severance and restructuring accruals	172	82
Other	2,427	1,829
Accrued expenses and other current liabilities	$14,521	$7,573

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the fiscal year ended September 30,
(in thousands)	2019	2018	2018
Balance at beginning of period	$642	$684	$871
Provision for product warranty - expense	186	431	573
Warranty liability assumed in acquisition liability	80	—	—
Utilization of warranty accrual	(254)	(473)	(760)
Balance at end of period	$654	$642	$684

Severance and restructuring accruals: On December 4, 2018, the Company and Jikun Kim, the Company's former Chief Financial Officer, entered into a Separation and General Release Agreement (the “Separation Agreement”) pursuant to which the Company and Mr. Kim agreed that he would cease service with the Company effective as of December 31, 2018 (the “Separation Date”). The Separation Agreement provided for, among other things, the continuation of his base salary for a period of two months following the Separation Date and a lump sum payment of $22,875 in lieu of any cash bonus payment under the Company’s Fiscal Year 2018 Bonus Plan, in each case subject to his execution and non-revocation of a general release agreement releasing the Company from any liability or obligation to him and compliance with certain confidentiality, non-solicitation and other restrictive covenants as provided in the Separation Agreement. Mr. Kim’s outstanding equity awards that remained unvested as of the Separation Date were cancelled and terminated. The Company recorded a charge of approximately $0.1 million in the fiscal year ended September 30, 2019 related to this Separation Agreement.

In an effort to better align our current and future business operations related to our CATV product lines, in August 2019 the Company reduced its workforce by approximately 40 individuals and recorded a charge for severance for the affected employees in the amount of $0.5 million in the fiscal year ended September 30, 2019.

Our severance and restructuring-related accruals specifically relate to the Separation Agreement described above, the reduction in force and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our consolidated statements of operations and comprehensive (loss) income. The following table summarizes the changes in the severance and restructuring accrual account:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2018	$7	$75	$82
Expense - charged to accrual	531	—	531
Payments and accrual adjustments	(366)	(75)	(441)
Balance as of September 30, 2019	$172	$—	$172

NOTE 11.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

The Credit Facility matures in November 2021 and currently provides us with a revolving credit line of up to $15.0 million at an interest rate equal to LIBOR plus 1.75%, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purpose subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use. The Credit Facility requires us to maintain (a) liquidity of at least $7.5 million and (b) excess availability of at least $1.0 million.

As of September 30, 2019, there was $5.5 million outstanding under this Credit Facility with an interest rate of 3.8% and the Company was in compliance with all financial covenants. Also, as of September 30, 2019, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $0 available for borrowing. As of December 6, 2019, there was an outstanding balance under this Credit Facility of $3.2 million, $0.5 million reserved for one outstanding stand-by letter of credit and $1.3 million available for borrowing.

NOTE 12.	Income and Other Taxes

The Company's income (loss) from continuing operations before income taxes consisted of the following:

Income (loss) from continuing operations before income taxes	For the Fiscal Years ended September 30,
(in thousands)	2019	2018	2017
Domestic	$(35,100)	$(16,752)	$10,632
Foreign	(830)	(1,150)	(2,248)
Income (loss) from continuing operations before income taxes	$(35,930)	$(17,902)	$8,384

The Company's income tax expense (benefit) consisted of the following:

Income tax (benefit) expense	For the Fiscal Years Ended September 30,
(in thousands)	2019	2018	2017
Federal:
Current	$—	$(502)	$135
Deferred	—	—	—
	—	(502)	135
State:
Current	54	53	28
Deferred	—	—	—
	54	53	28
Foreign:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total income tax (benefit) expense	$54	$(449)	$163

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2019	2018	2017
Income tax (benefit) expense computed at U.S. federal statutory rate	$(7,540)	$(4,346)	$2,841
State tax expense benefit, net of U.S. federal effect	(906)	(168)	414
Foreign tax rate differential	(28)	36	229
Effect due to change in tax rate	(183)	57,988	2,528
Shortfall (windfall) from stock based compensation	248	681	(150)
Other	223	216	126
State net operating loss carryforward adjustment	139	(305)	933
Change in valuation allowance	8,101	(54,551)	(6,758)
Income tax expense (benefit)	$54	$(449)	$163
Effective tax rate	0.2%	(2.5)%	1.9%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30
(in thousands)	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$99,298	$91,639
Foreign net operating loss carryforwards	1,271	1,301
Income tax credit carryforwards	2,671	2,671
Inventory reserves	3,535	2,065
Accounts receivable reserves	50	123
Accrued warranty reserve	153	144
State net operating loss carryforwards	6,174	4,624
Stock compensation	704	728
Deferred compensation	404	200
Fixed assets and intangibles	(2,693)	(33)
Other	2,255	838
Total deferred tax assets	113,822	104,300
Valuation allowance	(113,891)	(104,300)
Net deferred tax liabilities	$(69)	$—

For the fiscal years ended September 30, 2019, 2018 and 2017, the Company recorded income tax (expense) benefit of approximately $0.1 million, $(0.4) million and $0.2 million, respectively. Income tax expense for the fiscal years ended September 30, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the fiscal year ended September 30, 2018 is primarily comprised of the effect of the December 22, 2017 “Tax Act” which eliminated AMT and resulted in a refund to the Company of amounts paid in prior fiscal years, state minimum taxes, and foreign tax expense. for the fiscal year ended September 30, 2017, income tax expense is primarily comprised of estimated alternative minimum tax.

For the fiscal years ended September 30, 2019, 2018 and 2017, the effective tax rate on operations was 0.2%, (2.5)% and 1.9%, respectively. The lower tax rate for the fiscal year ended September 30, 2019 is primarily due to the operating loss and state minimum tax expense. The higher beneficial tax rate for the fiscal year ended September 30, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the current period operating loss. The higher tax rate for fiscal year 2017 was primarily due to higher alternative minimum tax as a result of the increase in net income. Income tax expense is comprised of estimated alternative minimum tax and foreign tax expense. The Company uses some estimates to forecast permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries' undistributed earnings as of September 30, 2019 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at September 30, 2019. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal years ended September 30, 2019 and 2018, there were no material increases or decreases in unrecognized tax benefits.

As of September 30, 2019, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $472.8 million which begin to expire in 2022. As of September 30, 2019, the Company had foreign net operating loss carryforwards of $5.1 million which begin to expire in 2021, as well as state net operating loss carryforwards of approximately $71.2 million which begin to expire in 2021. As of September 30, 2019, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $2.7 million. The research credits will begin to expire in 2020. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company's consolidated net operating loss carryforwards. As a result of the $472.8 million of U.S. net operating loss carryforwards, approximately $230.5 million is subject to an annual limitation and $242.3 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2017	$419
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2018	419
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2019	$419

As of September 30, 2019 and September 30, 2018, we had approximately $0.5 million and $0.4 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

NOTE 13.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more are $1.0 million, $0.8 million, $0.8 million, $0.9 million, $0.7 million and $1.4 million for the fiscal years ended September 30, 2020, 2021, 2022, 2023, 2024, and 2025 and beyond, respectively.

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Option periods have been included in the computation of rent expense where such options are likely to be exercised due to significant economic incentive. Rent expense was approximately $1.3 million, $1.2 million and $1.4 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligation: We have known conditional AROs such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO includes assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities. The fair value of the ARO is also capitalized as property, plant and equipment.

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

During the fiscal year ended September 30, 2019, in connection with the Company extending the lease term of the Alhambra facility, the lease and related obligations, including ARO, were revised, resulting in an increase of the estimated ARO obligation by the Company. As a result of the lease extension, the Company increased its ARO associated with the Alhambra facility by $0.1 million.

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

Accretion expense of $0.1 million was recorded during the fiscal years ended September 30, 2019, 2018 and 2017.

EMCORE leases its primary facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. In March 2019, amendments to leases for five of the six buildings were signed, extending the terms of the leases for these buildings for an additional three years through September 2023, plus a three year EMCORE option to extend the leases through September 2026. Management has determined that there is a significant economic incentive to exercise the options and the lease period will include the option periods for accounting purposes. In connection with the lease agreement, the Company has recorded an ARO liability of $1.9 million and $1.8 million at September 30, 2019 and September 30, 2018, respectively. The lease related to the sixth building expired in 2011, and this building is being occupied on a month-to-month basis.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

In May 2016 (and retroactively effective on February 1, 2016), the Company entered into a five year lease agreement for facilities in Beijing, China where certain manufacturing and administrative work is currently being performed. In connection with the lease agreement, the Company has recorded an ARO liability in the amount of $0.1 million at September 30, 2019 and September 30, 2018.

In February 2019, the lease and related obligations, including ARO, at our former facility in Ivyland, Pennsylvania was terminated, resulting in no payment by the Company. As a result of this termination, the Company reduced its ARO associated with the former Pennsylvania facility by $40,000 and recorded a gain on the termination in the three and nine months ended September 30, 2019.

The following table summarizes ARO activity:

Asset Retirement Obligations	September 30,
(in thousands)	2019
Balance at September 30, 2018	$1,809
Accretion expense	55
Revision in estimated cash flows	26
Balance at September 30, 2019	$1,890

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these customer indemnification obligations. We enter into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify them for certain potential expenses and liabilities arising from their status as a director or executive officer of the Company. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and executive officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim.

Legal Proceedings: We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. Except as described below, the outcome of these matters is currently not determinable and we are unable to estimate a range of loss, should a loss occur, from these proceedings. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties and the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

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

b) Phoenix Navigation Components, LLC Legal Proceedings

On June 12, 2018, Phoenix commenced an arbitration against EMCORE with the American Arbitration Association (“AAA”) in New York. On August 31, 2018, Phoenix filed a First Amended Demand for Arbitration, asserting the following claims: breach of contract, breach of the covenant of good faith and fair dealing, misappropriation of trade secrets (under the Defend Trade Secrets Act, 18 U.S.C. § 1836, and New York law), conversion, unjust enrichment, correction of inventorship relating to U.S. Patent No. 8,773,665, and declaratory relief, relating to EMCORE’s termination of certain agreements entered into between EMCORE and Phoenix related to the purported license of certain intellectual property related to fiber optic gyroscope technology and disputed royalty payments related thereto. On September 14, 2018, EMCORE filed an Answering Statement and Counterclaim, denying all of Phoenix’s claims and asserting counterclaims for breach of the implied covenant of good faith and fair dealing and declaratory relief.

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

The arbitrator also found in the Interim Award that (i) EMCORE breached certain license agreements entered into with Phoenix by failing to make royalty payments due and failing to provide required accountings, (ii) Phoenix and its members are no longer subject to prior exclusivity restrictions; (iii) EMCORE's claim for breach of the covenant of good faith and fair dealing was denied; and (iv) the proceedings for the Patent Claims and EMCORE's counterclaim with respect thereto would be established by a future proceeding.

Further, out of the original 97 trade secret subpart claims by Phoenix, the arbitrator found in the Interim Award that EMCORE had misappropriated a total of five trade secret subparts (the “Deemed Trade Secrets”), and found that at least one Deemed Trade Secret was being used in seven EMCORE products (the “EMCORE Products”). The arbitrator found that as a result of the foregoing, royalties of 7.5% of the sale price are owed, to the extent not previously paid, on (i) sales through July 16, 2018 on all fiber optic gyroscopes sold by EMCORE, and (ii) sales from July 16, 2018 through May 31, 2019 of the EMCORE Products whether standalone or incorporated into a larger product, in each case together with interest at the New York statutory rate of 9% simple interest. In addition, the arbitrator found in the Interim Award that Phoenix was the prevailing party, and Phoenix was awarded attorneys' fees and costs in the amount of approximately $3.7 million, which amount was reduced 10% from Phoenix’s attorneys’ fees request.

In the Interim Award, the arbitrator further determined that EMCORE shall pay Phoenix a royalty of 7.5% of the sale price on (i) future customer payments for certain EMCORE product contracts previously entered into and (ii) customer payments for future sales of any product using any Deemed Trade Secret, in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and shall concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports, provided that following the first $1 million of royalty payments on the EMP-1 product only, inclusive of payments made to date, EMCORE will pay to Phoenix a royalty of 2.25% of the sale price (net of any warranty work, returns, rebates, discounts or credits). EMCORE is required to continue to make royalty payments in this manner until such time as it has in good faith determined, and can so document, that it has completely ceased use of the Deemed Trade Secrets, and at such time, EMCORE shall provide Phoenix written notice of same by certified letter, return receipt requested.

On October 1, 2019, the arbitrator issued a Modified Partial Final Award, which incorporated by reference the terms of the Interim Award and ordered and awarded, among other items, (i) an award to Phoenix of attorneys’ fees and costs in the amount of approximately $3.8 million, (ii) an award to Phoenix of $1.0 million in damages owing for unpaid royalties through June 30, 2019, of which $0.6 million remained to be paid as of the issuance of the Modified Partial Final Award; (iii) an award to Phoenix of $0.1 million in pre-judgment interest, calculated at the New York statutory rate of 9% simple interest, and (iv) an order that EMCORE make the payments in the foregoing items (i), (ii) and (iii) on or before October 14, 2019. On October 10, 2019, EMCORE made the foregoing payments to Phoenix in an aggregate amount equal to approximately $4.5 million. This amount was accrued as of September 30, 2019.

The Patent Claims were not determined in the Interim Award or the Modified Partial Final Award and remain pending. We believe that the Patent Claims are without merit and we intend to vigorously defend ourselves against them.

During the fiscal year ended September 30, 2019, we recorded the award and settlement to Phoenix of attorneys’ fees and costs in the amount of approximately $3.8 million, and our legal expenses of approximately $5.7 million within selling, general and administrative expense on the consolidated statement of operations and comprehensive (loss) income.

On June 21, 2018, Phoenix Navigation Components, LLC commenced a special proceeding against EMCORE in the New York Supreme Court, Commercial Division, Index No. 653128/2018. As part of the special proceeding, Phoenix filed an application for a preliminary injunction in aid of arbitration pursuant to CLPR 7502(c), in connection with the AAA arbitration proceeding in New York. On August 6, 2018, Phoenix’s application was resolved pursuant to a stipulation between EMCORE and Phoenix. This special proceeding remains open pending entry of judgment pursuant to the AAA arbitration.

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

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2018	69,980	$4.74
Granted	—	—
Exercised	(208)	$3.97		—
Forfeited	(2,199)	$4.16
Expired	(15,719)	$3.97
Outstanding as of September 30, 2019	51,854	$5.00	4.79	$0
Exercisable as of September 30, 2019	41,200	$5.07	4.43	$0
Vested and expected to vest as of September 30, 2019	51,854	$5.00	4.79	$0

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal year ended September 30, 2018, the intrinsic value of options exercised was $23,000.

As of September 30, 2019, there was approximately $20,000 of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 1.1 years.

Valuation Assumptions
There were no stock option grants for the fiscal years ended September 30, 2019 and 2018.

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

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the fiscal year ended September 30, 2019:

Restricted Stock Activity	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	1,011,621	$6.04	8,154	$8.20
Granted	752,416	$3.68	—	$0.00
Vested	(321,335)	$5.94	—	$0.00
Forfeited	(443,455)	$5.22	—	$0.00
Non-vested as of September 30, 2019	999,247	$4.66	8,154	$8.20

As of September 30, 2019, there was approximately $3.7 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.9 years. The 1.0 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $3.1 million and a weighted average remaining contractual term of 2.9 years. For the fiscal years ended September 30, 2019, 2018, and 2017, the intrinsic value of RSUs vested was approximately $1.4 million, $2.3 million and $3.4 million, respectively. For the fiscal year ended September 30, 2018 and 2017, the weighted average grant date fair value of RSUs granted was $5.80 and $8.20 per share.

As of September 30, 2019, there was approximately $23,000 of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.0 years.

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

The following table summarizes the activity related to PSUs and PRSAs for the fiscal year ended September 30, 2019:

Performance Stock Activity	Performance Stock Units		Performance Stock Awards
	Number of Shares (at Target)	Weighted Average Grant Date Fair Value	Number of Shares (at Target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2018	397,777	$8.48	33,333	$12.25
Granted	280,000	$5.19	—	$0.00
Vested	(30,874)	$7.14	—	$0.00
Forfeited	(175,079)	$7.36	—	$0.00
Non-vested as of September 30, 2019	471,824	$7.03	33,333	$12.25

As of September 30, 2019, there was approximately $1.7 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.9 years. The 0.5 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $1.4 million and a weighted average remaining contractual term of 1.8 years. For the fiscal years ended September 30, 2019 and 2018, the intrinsic value of PSUs vested was approximately $0.2 million and $1.4 million, respectively. There were no PSUs vested in the fiscal year ended September 30, 2017. For the fiscal year ended September 30, 2018, the weighted average grant date fair value of PSUs granted was $7.62.

As of September 30, 2019, there was approximately $9,000 of remaining unamortized stock-based compensation expense associated with PRSAs, which will be expensed over a weighted average remaining service period of approximately 0.05 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years ended September 30,
(in thousands)	2019	2018	2017
Employee stock options	$25	$32	$45
Restricted stock units and awards	1,495	1,742	1,643
Performance stock units and awards	685	1,343	1,367
Employee stock purchase plan	180	276	300
Outside director equity awards and fees in common stock	221	255	247
Total stock-based compensation expense	$2,606	$3,648	$3,602

Stock-based Compensation Expense - by expense type	For the Fiscal Years ended September 30,
(in thousands)	2019	2018	2017
Cost of revenue	$482	$450	$492
Selling, general, and administrative	1,478	2,584	2,605
Research and development	646	614	505
Total stock-based compensation expense	$2,606	$3,648	$3,602

Stock-based compensation within selling, general and administrative expense was lower for the fiscal year ended September 30, 2019 due to the reversal of previously recognized expense associated with the forfeiture of unvested RSUs and PSUs of our former CFO Jikun Kim.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,352 shares of preferred stock, $0.0001 par value. As of September 30, 2019, we had 35.8 million and 28.9 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2019 and 2018.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for each of the fiscal years ended September 30, 2019, 2018 and 2017 was approximately $0.6 million, $0.5 million and $0.5 million respectively.

(Loss) Income Per Share
The following table sets forth the computation of basic and diluted net loss per share:

Basic and Diluted Net Loss Per Share	For the Fiscal Years ended September 30,
(in thousands, except per share)	2019	2018	2017
Numerator:
(Loss) income from continuing operations	$(35,984)	$(17,453)	$8,221
Undistributed (loss) earnings allocated to common shareholders for basic and diluted net (loss) income per share	(35,984)	(17,453)	8,235
Denominator:
Denominator for basic and fully diluted net (loss) income per share - weighted average shares outstanding	27,983	27,266	26,659
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	—	—	885
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	27,983	27,266	27,544

Net (loss) income per basic and fully diluted share	$(1.29)	$(0.64)	$0.31

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	810	949	398

Average market price of common stock	$3.91	$5.87	$8.92

For diluted (loss) income per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the fiscal years ended September 30, 2019 and 2018 due to the Company incurring a net loss for the period. For the fiscal year ended September 30, 2017, we excluded 0.4 million of weighted average outstanding stock options, RSUs and PSUs from the calculation of diluted net income per share because their effect would have been anti-dilutive.
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

Per the amended ESPP and after giving effect to the special dividend paid in July 2016, the total number of shares of common stock on which options may be granted under the ESPP were 3,515,574 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2019, 2018 and 2017 totaled 197,000, 171,000 and 133,000 shares, respectively. As of September 30, 2019, the total amount of common stock issued under the ESPP totaled 2,971,843 shares and the total shares remaining available for issuance under the ESPP totaled 543,731.

Future Issuances
As of September 30, 2019, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	51,854
Unvested restricted stock units and awards	1,007,401
Unvested performance stock units and awards (at 200% maximum payout)	1,010,314
Purchases under the employee stock purchase plan	543,731
Issuance of stock-based awards under the Equity Plans	2,753,829
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,455,870

NOTE 15.	Geographical Information

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

Revenue by Geographic Region	For the Fiscal Years ended September 30,
(in thousands)	2019	2018	2017
United States and Canada	$68,607	$69,543	$98,520
Asia	11,637	10,386	16,713
Europe	6,209	5,422	7,015
Other	812	266	647
Total revenue	$87,265	$85,617	$122,895

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three, two and three of our significant customers represented an aggregate of 55%, 60% and 71% of our consolidated revenue for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of September 30, 2019 and September 30, 2018, approximately 85% and 49%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 16.    Subsequent Event

As part of the effort to streamline operations and move to a variable cost model in our Cable TV Lasers and Transmitters product line, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from us certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by us and currently located at the manufacturing facility of our wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million.

The Equipment will be transferred to the Buyers in three separate closings, which are expected to occur during the quarters ending December 31, 2019 and March 31, 2020, with payment for each portion of the equipment to be made following such transfer in an amount equal to (i) 80% of the applicable sale price within three months following the closing of the applicable sale and transfer and (ii) 20% of the applicable sale price within six months following the closing of the applicable sale and transfer. In October 2019, we received the first such payment in an amount equal to approximately $1.9 million. The Buyers will assume all liabilities arising out of or relating to the Buyers’ ownership or operation of the Equipment on or after the applicable closing, other than certain excluded liabilities specified in the Purchase Agreement. The closings of the foregoing transfers are subject to the satisfaction or waiver by us and the Buyers, as applicable, of certain closing conditions. The Purchase Agreement also contains customary representations, warranties and covenants of EMCORE and each of the Buyers.

Concurrently with entry into the Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for us from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. In the Manufacturing Agreement, we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds, which penalties shall not exceed $660,000 in any of the first of four specified 12 months periods, and which will not exceed approximately $5.54 million in the aggregate following the fifth such 12 month period.

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year ended September 30, 2019
(in thousands, except income per share)
(unaudited)

	For the Three Months ended
	December 31,	March 31,	June 30,	September 30,
	2018	2019	2019	2019
Revenue	$24,001	$21,745	$17,219	$24,300
Cost of revenue	18,193	15,936	13,515	24,532
Gross profit	5,808	5,809	3,704	(232)
Operating expense (income):
Selling, general, and administrative	7,593	6,996	9,288	8,217
Research and development	4,019	4,360	4,629	6,435
Gain from change in estimate on ARO obligation	—	(40)	—	26
Gain on sale of assets	—	—	—	(302)
Total operating expense	11,612	11,316	13,917	14,376
Operating loss	(5,804)	(5,507)	(10,213)	(14,608)
Other income (expense):
Interest income, net	267	224	99	39
Foreign exchange gain (loss)	14	304	(349)	(396)
Other income	—	—	—	—
Total other income (expense)	281	528	(250)	(357)
Loss from operations before income tax expense	(5,523)	(4,979)	(10,463)	(14,965)
Income tax expense	(15)	(15)	(14)	(10)
Net loss	$(5,538)	$(4,994)	$(10,477)	$(14,975)
Per share data:
Net loss per basic and diluted share	$(0.20)	$(0.18)	$(0.37)	$(0.52)
Weighted-average number of basic and diluted shares outstanding	27,534	27,652	28,005	28,734

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year ended September 30, 2018
(in thousands, except income per share)
(unaudited)

	For the Three Months ended
	December 31,	March 31,	June 30,	September 30,
	2017	2018	2018	2018
Revenue	$24,036	$18,623	$17,717	$25,241
Cost of revenue	16,122	13,676	16,519	20,813
Gross profit	7,914	4,947	1,198	4,428
Operating expense (income):
Selling, general, and administrative	4,819	5,644	5,237	5,532
Research and development	3,800	3,300	3,915	4,372
Loss from change in estimate on ARO obligation	—	—	—	145
Loss (gain) on sale of assets	107	(68)	—	(5)
Total operating expense	8,726	8,876	9,152	10,044
Operating loss	(812)	(3,929)	(7,954)	(5,616)
Other income (expense):
Interest income, net	111	163	216	243
Foreign exchange gain (loss)	286	526	(676)	(570)
Other income	—	—	—	110
Total other income (expense)	397	689	(460)	(217)
Loss from operations before income tax benefit (expense)	(415)	(3,240)	(8,414)	(5,833)
Income tax benefit (expense)	333	169	—	(53)
Net loss	$(82)	$(3,071)	$(8,414)	$(5,886)
Per share data:
Net loss per basic and diluted share	$(0.00)	$(0.11)	$(0.31)	$(0.21)
Weighted-average number of basic and diluted shares outstanding	27,032	27,197	27,387	27,424

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the years in the three–year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three–year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
December 10, 2019

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

On June 7, 2019, we completed the acquisition of SDI. The acquired business constituted approximately 25% of the total assets and 11% of the total revenue included in the consolidated financial statements of the Company as of and for the year ended September 30, 2019. We are in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our system of internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the below assessment of our disclosure controls and procedures the disclosure controls and procedures of the acquired business that are subsumed by internal control over financial reporting and we have excluded the acquired business from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019.

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Management's Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

As indicated above, the evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 excluded the business of SDI that we acquired in June 2019. SDI accounted for approximately 25% of the total assets and 11% of the total revenue included in the consolidated financial statements of the Company as of and for the year ended September 30, 2019.

We acquired SDI on June 7, 2019. Management excluded from its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 the acquired entity’s internal control over financial reporting associated with 25% of total assets and 11% of total revenue included in our consolidated financial statements as of and for the year ended September 30, 2019.

c.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

ITEM 9B.    Other Information

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited EMCORE Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Systron Donner Inertial, Inc. (SDI) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, SDI’s internal control over financial reporting associated with 25% of total assets and 11% of total revenue included in the consolidated financial statements of the Company as of and for the year ended September 30, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SDI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated December 10, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
December 10, 2019

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal I: Election of Directors - Directors and Executive Officers” that will be included in our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the SEC within 120 days after the fiscal year ended September 30, 2019. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Ownership of Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referenced above. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Proposal 1: Election of Directors - Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11.    Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Proposal I: Election of Directors - Director Compensation for Fiscal Year 2019,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Executive Compensation - Compensation Committee Report” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

Information required by this Item is incorporated by reference to the sections entitled “Proposal I: Election of Directors - Governance of the Company - Related Person Transaction Approval Policy” and “Proposal I -: Election of Directors - Governance of the Company - Director Independence” in the Proxy Statement.

ITEM 14.     Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Proposal II: Ratification of the Appointment of Independent Registered Public Accounting Firm - Fiscal Years 2019 & 2018 Auditor Fees and Services” in the Proxy Statement.

Part IV.

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended September 30, 2019, 2018, and 2017

•	Consolidated Balance Sheets as of September 30, 2019 and 2018

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

2.2
Asset Purchase Agreement, dated as of October 25, 2019 by and among EMCORE Corporation, Hytera Communications (Hong Kong) Company Limited and Shenzen Hytera Communications Co., Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 30, 2019).

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

3.5	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2018).
3.6	By-Laws of EMCORE Corporation, as amended through March 19, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2018).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on December 6, 2017).
4.2**	Description of EMCORE Corporation Capital Stock
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

10.16†	EMCORE Corporation Fiscal 2019 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2018).
10.17†	EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2019).
10.18†
Form of Time-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 27, 2019).

10.19†
Form of Performance-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 27, 2019).

10.20	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2019).
10.21†
Employment Agreement, dated August 7, 2019, by and between EMCORE Corporation and Tom Minichiello (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2019).

10.22
Contract Manufacturing Agreement, dated as of October 25, 2019, by and among EMCORE Corporation, Hytera Communications (Hong Kong) Company Limited and Shenzhen Hytera Communications Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2019).

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

EMCORE CORPORATION

Date:	December 10, 2019	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 10, 2019	By:	/s/ Tom Minichiello
Tom Minichiello
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 10, 2019.

Signature	Title

/s/ Jeffrey Rittichier	Chief Executive Officer and Director
Jeffrey Rittichier	(Principal Executive Officer)

/s/ Tom Minichiello	Chief Financial Officer
Tom Minichiello	(Principal Financial and Accounting Officer)

/s/ Stephen L. Domenik	Director
Stephen L. Domenik

/s/ Gerald J. Fine, Ph.D.	Chairman of the Board
Gerald J. Fine, Ph.D.

/s/ Bruce Grooms	Director
Bruce Grooms

/s/ Noel Heiks	Director
Noel Heiks

/s/ Rex S. Jackson	Director
Rex S. Jackson