Form 10-Q
period 2019-12-31
EMCORE CORP
filed 2020-02-10
CIK 808326

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001‑36632

 EMCORE Corporation

(Exact name of registrant as specified in its charter)

New Jersey	22‑2746503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2015 W. Chestnut Street, Alhambra, California, 91803

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (626) 293‑3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	EMKR	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes    ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.     ◻ Large accelerated filer       ☑Accelerated filer       ◻Non-accelerated filer      ☑ Smaller reporting company     ◻ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ◻ Yes  ☑No

As of February  3, 2020, the number of shares outstanding of our no par value common stock totaled 29,078,804.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company’s products and uncertainty regarding the development of these markets; (b) the Company’s historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; (g) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (h) acquisition-related risks, including that (i) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (ii) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (iii) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (iv) we may not realize sufficient scale in our navigation systems product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; (i) risks related to our ability to obtain capital; (j) risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility; and (k) other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation

FORM 10‑Q

For The Quarterly Period Ended December 31, 2019

PART I. Financial Information.

ITEM 1.Financial Statements

EMCORE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended December 31, 2019 and 2018

(in thousands, except per share data)

(unaudited)

	For the three months ended
	December 31,
	2019	2018
Revenue	$25,482	$24,001
Cost of revenue	18,008	18,193
Gross profit	7,474	5,808
Operating expense:
Selling, general, and administrative	5,887	7,593
Research and development	4,642	4,019
Gain on sale of assets	(1,602)	—
Total operating expense	8,927	11,612
Operating loss	(1,453)	(5,804)
Other income:
Interest (expense) income, net	(15)	267
Foreign exchange gain	147	14
Total other income	132	281
Loss before income tax expense	(1,321)	(5,523)
Income tax expense	(14)	(15)
Net loss	$(1,335)	$(5,538)
Foreign exchange translation adjustment	(36)	14
Comprehensive loss	$(1,371)	$(5,524)
Per share data:
Net loss per basic and diluted share	$(0.05)	$(0.20)
Weighted-average number of basic and diluted shares outstanding	28,832	27,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Balance Sheets

As of December 31, 2019 and September 30, 2019

(in thousands)

(unaudited)

	As of	As of
	December 31,	September 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$15,356	$21,574
Restricted cash	30	403
Accounts receivable, net of allowance of $258 and $148, respectively	19,279	18,497
Contract assets	1,625	1,055
Inventory	25,095	24,051
Prepaid expenses and other current assets	4,984	6,389
Assets held for sale	1,678	—
Total current assets	68,047	71,969
Property, plant, and equipment, net	33,996	37,223
Goodwill	69	69
Operating lease right-of-use assets	4,586	—
Other intangible assets, net	229	239
Other non-current assets	62	62
Total assets	$106,989	$109,562
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$4,459	$5,497
Accounts payable	10,796	10,701
Accrued expenses and other current liabilities	8,929	14,521
Operating lease liabilities - current	823	—
Total current liabilities	25,007	30,719
Operating lease liabilities - non-current	3,882	—
Asset retirement obligations	1,898	1,890
Other long-term liabilities	73	207
Total liabilities	30,860	32,816
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 35,858 shares issued and 28,948 shares outstanding as of December 31, 2019; 35,803 shares issued and 28,893 shares outstanding as of September 30, 2019	740,680	739,926
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	914	950
Accumulated deficit	(617,744)	(616,409)
Total shareholders’ equity	76,129	76,746
Total liabilities and shareholders’ equity	$106,989	$109,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the three months ended December 31, 2019 and 2018

(in thousands)

(unaudited)

	For the three months
	ended December 31,
	2019	2018
Shares of Common Stock
Balance, beginning of period	28,893	27,577
Stock-based compensation	55	91
Stock option exercises	—	—
Balance, end of period	28,948	27,668
Value of Common Stock
Balance, beginning of period	$739,926	$734,066
Stock-based compensation	801	425
Stock option exercises	—	—
Tax withholding paid on behalf of employees for stock-based awards	(47)	(150)
Balance, end of period	740,680	734,341
Treasury stock, beginning and ending of period	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	950	885
Translation adjustment	(36)	14
Balance, end of period	914	899
Accumulated Deficit
Balance, beginning of period	(616,409)	(580,425)
Net loss	(1,335)	(5,538)
Balance, end of period	(617,744)	(585,963)
Total Shareholders’ Equity	$76,129	$101,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2019 and 2018

(in thousands)

(unaudited)

	For the three months ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,335)	$(5,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,981	1,594
Stock-based compensation expense	801	425
Provision adjustments related to doubtful accounts	111	—
Provision adjustments related to product warranty	49	56
Net gain on disposal of equipment	(1,602)	—
Other	(259)	28
Total non-cash adjustments	1,081	2,103
Changes in operating assets and liabilities:
Accounts receivable	(1,450)	911
Inventory	(902)	392
Other assets	(2,809)	(436)
Accounts payable	794	(2,064)
Accrued expenses and other current liabilities	(1,358)	1,763
Total change in operating assets and liabilities	(5,725)	566
Net cash used in operating activities	(5,979)	(2,869)
Cash flows from investing activities:
Purchase of equipment	(1,506)	(2,878)
Proceeds from disposal of property, plant and equipment	1,947	—
Net cash provided by (used in) investing activities	441	(2,878)
Cash flows from financing activities:
Net payments on credit facilities	(1,038)	—
Taxes paid related to net share settlement of equity awards	(47)	(150)
Net cash used in financing activities	(1,085)	(150)
Effect of exchange rate changes provided by foreign currency	32	(3)
Net decrease in cash, cash equivalents and restricted cash	(6,591)	(5,900)
Cash, cash equivalents and restricted cash at beginning of period	21,977	63,195
Cash, cash equivalents and restricted cash at end of period	$15,386	$57,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$47	$25
Cash paid during the period for income taxes	$—	$2
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(725)	$(410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation

Notes to our Condensed Consolidated Financial Statements

NOTE 1.            Description of Business

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq stock exchange under the ticker symbol EMKR. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV (“CATV”) directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June 2019, EMCORE further expanded its portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology. EMCORE has fully vertically-integrated manufacturing capability through our indium phosphide compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support EMCORE’s vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10‑Q and Rule 10‑01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2019 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019.

NOTE 2.            Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. The new standard was effective for our fiscal year beginning October 1, 2019. We adopted Topic 842 using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. Additionally, the Company elected an accounting policy to not record operating lease right-of-use assets and lease liabilities for leases with an initial term of twelve months or less on its condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net operating lease right-of-use assets of $4.8 million and operating lease liabilities of $4.8 million, as of October 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flow.

•	The impact of the adoption of ASC 842 on the balance sheet as of October 1, 2019 was:

	As Reported		Balance
	September 30, 2019	Increase	October 1, 2019
(in thousands)
Operating lease right-of-use assets	$-	$4,800	$4,800
Total assets	109,562	4,800	114,362
Operating lease liabilities	-	800	800
Total current liabilities	30,719	800	31,519
Operating lease liabilities non-current	-	4,000	4,000
Total liabilities	32,816	4,800	37,616
Total liabilities and equity	109,562	4,800	114,362

(b)	Recent Accounting Standards or Updates Not Yet Effective
•

In June 2016, the FASB issued ASU 2016‑13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

NOTE 3.            Summary of Significant Accounting Policies

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10‑K for the year ended September 30, 2019. Significant changes to our accounting policies as a result of adopting Topic 842 are discussed below:

The Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the Company's condensed consolidated balance sheet.

The Company’s lease arrangements consist primarily of corporate, manufacturing and other facility agreements as well as various office equipment agreements. The leases expire at various dates through 2026, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to three years following expiration of the original lease term.

During the three months ended December 31, 2019, the Company recorded $0.3 million of operating lease expense. During the three months ended December 31, 2018, the Company recorded $0.3 million of rent expense. The Company's finance leases and short-term leases are immaterial.

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

(In Thousands)
2020	$951
2021	854
2022	841
2023	804
2024	658
Thereafter	1,183
Total lease payments	5,291
Less imputed interest	(586)
Total	$4,705

The following is a schedule of future minimum lease payments as of September 30, 2019:

Operating Leases
(In thousands)
2020	$988
2021	839
2022	824
2023	853
2024	655
Thereafter	1,350
Total lease payments	$5,509

Weighted-average remaining lease term and discount rate related to operating leases are as follows

December 31, 2019
Weighted average remaining lease term (years)	6.2
Weighted average discount rate	3.8%

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 15 - Geographical Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the three months ended December 31,
		% of		% of
(in thousands)	2019	Revenue	2018	Revenue
Navigation and Inertial Sensing	$10,267	40%	2,459	10%
Defense Optoelectronics	3,437	13%	1,681	7%
CA TV Lasers and Transmitters	9,383	37%	14,772	62%
Chip Devices	1,555	6%	4,215	18%
Other	840	4%	874	3%
Total revenue	$25,482	100%	$24,001	100%

NOTE 4.            Acquisition

On June 7, 2019, we completed the acquisition of Systron Donner Inertial, Inc. (“SDI”), a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.0 million in cash after working capital adjustments and (ii) the issuance of 811 thousand shares of common stock with an aggregate value of approximately $3.0 million as of the closing date.

Following the closing, we incorporated SDI’s products into our navigation product line and have included the financial results of SDI in our condensed consolidated financial statements beginning on the acquisition date. Net revenue and net income of SDI of $8.1 million and $0.1  million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2019.

Preliminary Purchase Price Allocation

The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As the Company finalizes the fair values of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months from the date of acquisition). As of December 31, 2019, the Company had not finalized the determination of values allocated to equipment, deferred taxes and goodwill. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill.

Pro Forma Financial Information

The following unaudited pro forma financial information presented for the three months ended December 31, 2019 and 2018 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2018, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	For the three months ended
	December 31,
(in thousands, except per share data)	2019	2018
Revenue	$25,482	$32,395
Net loss	$(1,335)	$(6,684)
Net loss per basic and diluted share	$(0.05)	$(0.24)
Weighted-average number of basic and diluted shares outstanding	28,832	27,534

NOTE 5.          Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of	As of
	December 31,	September 30,	December 31,
(in thousands)	2019	2019	2018
Cash	$4,356	$4,338	$2,619
Cash equivalents	$11,000	$17,236	$54,665
Restricted cash	30	403	11
Total cash, cash equivalents and restricted cash	$15,386	21,977	57,295

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in current assets as of December 31, 2019, September 30, 2019 and December 31, 2018.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments.  See Note 4 - Acquisition for discussion of the fair value measurement of assets acquired and liabilities assumed in the SDI acquisition.

NOTE 7.            Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	December 31, 2019	September 30, 2019
Accounts receivable, gross	$19,537	$18,645
Allowance for doubtful accounts	(258)	(148)
Accounts receivable, net	$19,279	$18,497

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 8.            Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	December 31, 2019	September 30, 2019
Raw materials	$13,046	$11,510
Work in-process	7,838	8,176
Finished goods	4,211	4,365
Inventory balance at end of period	$25,095	$24,051

NOTE 9.            Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	December 31, 2019	September 30, 2019
Land	$3,484	$3,484
Building	9,405	9,405
Equipment	33,374	42,308
Furniture and fixtures	1,109	1,109
Computer hardware and software	3,629	3,554
Leasehold improvements	2,688	2,676
Construction in progress	9,639	9,330
Property, plant, and equipment, gross	$63,328	$71,866
Accumulated depreciation	(29,332)	(34,643)
Property, plant, and equipment, net	$33,996	$37,223

During the quarter ended December 31, 2019, the Company sold certain equipment and recognized a gain on sale of approximately $1.6 million. In addition, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale. See Note 16 – Subsequent Events for additional information related to the agreement to sell the Company’s land and building.

NOTE 10.            Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	December 31, 2019	September 30, 2019
Compensation	$4,478	$5,185
Warranty	673	654
Legal expenses and other professional fees	611	4,407
Contract liabilities	524	541
Income and other taxes	1,170	1,135
Severance and restructuring accruals	78	172
Other	1,395	2,427
Accrued expenses and other current liabilities	$8,929	$14,521

NOTE 11.            Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts.

The Credit Facility matures in November 2021 and currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purpose subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use. The Credit Facility requires us to maintain (a) liquidity of at least $7.5 million, which amount shall automatically increase to at least $10.0 million on March 1, 2020 and (b) excess availability of at least $1.0 million.

As of December 31, 2019, there was $4.5 million outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of December 31, 2019, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $0 available for borrowing.

NOTE 12.            Income and Other Taxes

For the three months ended December 31, 2019 and 2018, the Company recorded income tax expense of approximately $14,000 and $15,000, respectively. Income tax expense for the three months ended December 31, 2019 and 2018 is primarily comprised of state minimum tax expense.

For the three months ended December 31, 2019 and 2018, the effective tax rate on continuing operations was 0.0% and 0.1%, respectively. The lower tax rate for the three months ended December 31, 2019 is primarily due to the state minimum tax expense. The higher tax rate for the three months ended December 31, 2018 is primarily due to the operating loss and state minimum tax expense. Income tax expense is comprised of estimated alternative minimum tax and foreign tax expense. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2019 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at December 31, 2019. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2019 and 2018, there were no material increases or decreases in unrecognized tax benefits. As of December 31, 2019 and September 30, 2019, we had approximately $0.5 million of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

b)	Phoenix Navigation Components, LLC (“Phoenix”) Legal Proceedings

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

The Patent Claims were not determined in the Interim Award or the Modified Partial Final Award.  In December 2019, EMCORE and Phoenix entered into a settlement agreement with respect to the Patent Claims pursuant to which EMCORE (i) granted Phoenix a fully paid, perpetual nonexclusive license to the disputed patent and (ii) agreed to pay Phoenix a total of $0.4 million, of which $0.2 million was paid in January 2020 and an additional $0.1 million of such amount is required to be paid in each of April 2020 and July 2020.

On June 21, 2018, Phoenix commenced a special proceeding against EMCORE in the New York Supreme Court, Commercial Division (the “Special Proceeding”). As part of the Special Proceeding, Phoenix filed an application for a preliminary injunction in aid of arbitration pursuant to CLPR 7502(c), in connection with the AAA arbitration proceeding in New York. The application resulted in a so-ordered stipulated injunction between EMCORE and Phoenix, which was entered in August 2018. In January 2020, the court granted a motion to confirm the Modified Partial Final Award, vacated the so-ordered stipulated injunction entered in August 2018, and disposed of the Special Proceeding.

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

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

	For the three months
Stock-based Compensation Expense - by award type	ended December 31,
(in thousands)	2019	2018
Employee stock options	$5	$7
Restricted stock units and awards	376	386
Performance stock units and awards	292	(60)
Employee stock purchase plan	47	40
Outside director equity awards and fees in common stock	81	52
Total stock-based compensation expense	$801	$425

	For the three months
Stock-based Compensation Expense - by expense type	ended December 31,
(in thousands)	2019	2018
Cost of revenue	$136	$111
Selling, general, and administrative	485	159
Research and development	180	155
Total stock-based compensation expense	$801	$425

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash.  Our matching contribution in cash for the three months ended December 31, 2019 and 2018 was approximately $0.2 million and $0.1 million, respectively.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months
Basic and Diluted Net Loss Per Share	ended December 31,
(in thousands, except per share)	2019	2018
Numerator:
Loss from continuing operations	$(1,335)	$(5,538)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(1,335)	(5,538)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	28,832	27,534

Net loss per basic and fully diluted share	$(0.05)	$(0.20)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	1,168	664

For diluted loss per share, the denominator includes all outstanding common shares. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three months ended December 31, 2019 and 2018 due to the Company incurring a net loss for the periods.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (“ESPP”) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6‑month duration plan with new participation periods beginning on approximately February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last trading day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee’s compensation or $25,000.

Future Issuances

As of December 31, 2019, we had common stock reserved for the following future issuances:

Number of Common
Stock Shares Available for
Future Issuances	Future Issuances
Exercise of outstanding stock options	48,684
Unvested restricted stock units and awards	1,754,697
Unvested performance stock units and awards (at 200% maximum payout)	1,812,000
Purchases under the employee stock purchase plan	543,731
Issuance of stock-based awards under the Equity Plans	1,126,981
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,374,834

NOTE 15.            Segment Data and Related Information

The reportable segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. As a result of organizational changes effective in the beginning of fiscal year 2020, the Company has reassessed its reportable segments and determined that it has two reportable segments, (i) Aerospace and Defense and (ii) Broadband. All prior-period amounts have been adjusted retrospectively to reflect our reportable segment changes.

The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segment and allocates resources based on segment profits.  We do not allocate sales and marketing, or general and administrative expenses to our segments because management does not include the information in its measurement of the performance of the operating segments.  Also, interest expense and interest income are not presented by segment because management does not include this information in its measurement of the performance of the operating segments.

The Aerospace and Defense segment is comprised of two product lines: (i) Navigation and Inertial Sensing, and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV, (ii) Chip Devices, and (iii) Other. Information on reportable segments utilized by our chief operating decision maker is as follows:

	For the three months
(in thousands)	ended December 31,
	2019	2018
Revenue:
Aerospace and Defense	$13,704	$4,140
Broadband	11,778	19,861
Total revenue	$25,482	$24,001

Segment Profit:
Aerospace and Defense gross profit	$4,488	$1,222
Aerospace & Defense R&D expense	3,951	1,551
Aerospace and Defense segment profit/(loss)	$537	$(329)

Broadband gross profit	$2,986	$4,586
Broadband R&D expense	691	2,468
Broadband segment profit/(loss)	$2,295	$2,118

Total consolidated segment profit	$2,832	$1,789
Unallocated (income) expense:
Selling, general and administrative	5,887	7,593
Gain on sale of assets	(1,602)	-
Interest expense (income), net	15	(267)
Foreign exchange gain	(147)	(14)
Total unallocated expense	4,153	7,312
Loss before income tax expense	$(1,321)	$(5,523)

Revenue:  The following table sets forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

	For the three months
Revenue by Geographic Region	ended December 31,
(in thousands)	2019	2018
United States and Canada	$20,195	$18,576
Asia	2,266	4,045
Europe	1,889	1,266
Other	1,132	114
Total revenue	$25,482	$24,001

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented an aggregate of 50% and 74% of our consolidated revenue for the three months ended December 31, 2019 and 2018, respectively.

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of December 31, 2019 and September 30, 2019, approximately 90% and 85%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 16.Subsequent Events

SDI entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) (the “Purchase Agreement”) dated as of December 31, 2019 with Parkview Management Group, Inc. (“Buyer”), pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Purchase Agreement, SDI agreed to sell its property located in Concord, California (the “Real Property”) to Buyer, for a total purchase price of $13.4 million. On January 13, 2020, SDI and Buyer entered into First Amendment to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) which provided for various amendments to the Purchase Agreement, including a reduction of the total purchase price to $13.2 million. The net proceeds to be received by SDI will be reduced by transaction commissions and expenses incurred in connection with the sale.

At the consummation of the Sale and Leaseback Transaction, SDI will enter into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI will lease back from Buyer the Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include base monthly rent of $0.75 per square feet, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI will also be responsible for all monthly expenses related to the leased facilities, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE will execute a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE will guarantee the payment when due of the monthly rent, and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement, and the performance by SDI of all of the material terms, conditions, covenants and agreements of the Lease Agreement.

EMCORE anticipates that the close of the Sale and Leaseback Transaction will occur in the second fiscal quarter of 2020, subject to satisfaction of certain customary closing conditions for transactions of this type.

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

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. EMCORE is a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the Cable TV (“CATV”) industry.

EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products serving the broadband communications and Aerospace and Defense markets. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June 2019, EMCORE further expanded its portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology.

EMCORE has fully vertically-integrated manufacturing capability through our indium phosphide compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support EMCORE’s vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications.

We have two reporting segments, Aerospace and Defense, and Broadband. Aerospace and Defense is comprised of two product lines: (i) Navigation and Inertial Sensing, and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters, (ii) Chip Devices, and (iii) Other. Due to a shift in customer base, the previously existing Satellite/Microwave Communications product line has been renamed “Defense Optoelectronics”.

Recent Developments

SDI Acquisition

On June 7, 2019, we completed the acquisition of SDI, a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. See Note 4 - Acquisition in the notes to our condensed consolidated financial statements for additional information regarding this acquisition. Following the closing, we began integrating SDI into our current navigation product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date.

Hytera Transactions

As part of the effort to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product lines, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of EMCORE’s wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million.

The Equipment will be transferred to the Buyers in three separate closings, one of which occurred in the quarter ended December 31, 2019 and the other two of which are expected to occur during the quarter ending March 31, 2020, with payment for each portion of the equipment to be made following each such transfer in an amount equal to (i) 80% of the applicable sale price within three months following the closing of the applicable sale and transfer and (ii) 20% of the applicable sale price within six months following the closing of the applicable sale and transfer. In October 2019, we received the first such payment in an amount equal to approximately $1.9 million.

Concurrently with entry into the Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for EMCORE from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. In the Manufacturing Agreement, we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds.

Other Actions Related to CATV Business

In the quarter ended September 30, 2019, we also reduced the size of our CATV-related employee headcount and reduced the capacity of our wafer fab to one shift. These actions incurred one-time costs of $0.4 million in the quarter ended September 30, 2019 and are expected to result in annual cash savings of approximately $3.0 million beginning in the quarter ended December 31, 2019. These operational changes in CATV also fulfill a strategic objective of better positioning the CATV product lines to generate positive cash flow to help fund the other growth areas of EMCORE in Aerospace and Defense.

Sale/Leaseback Transaction

SDI entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) (the “Purchase Agreement”) dated as of December 31, 2019 with Parkview Management Group, Inc. (“Buyer”), pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Purchase Agreement, SDI agreed to sell the property located in Concord, California (the “Real Property”) to Buyer for a total purchase price of $13.4 million. The net proceeds to be received by SDI will be reduced by transaction commissions and expenses incurred in connection with the sale.

At the consummation of the Sale and Leaseback Transaction, SDI will enter into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI will lease back from Buyer the Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include base monthly rent of $0.75 per square feet, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI will also be responsible for all monthly expenses related to the leased facilities, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE will execute a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE will guarantee the payment when due of the monthly rent, and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement, and the performance by SDI of all of the material terms, conditions, covenants and agreements of the Lease Agreement.

EMCORE anticipates that the close of the Sale and Leaseback Transaction will occur in the second fiscal quarter of 2020, subject to satisfaction of certain customary closing conditions for transactions of this type.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months
	ended December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	70.7	75.8
Gross profit	29.3	24.2
Operating expense:
Selling, general, and administrative	23.1	31.6
Research and development	18.2	16.8
Gain on sale of assets	(6.3)	—
Total operating expense	35.0	48.4
Operating loss	(5.7)	(24.2)
Other income:
Interest (expense) income, net	(0.1)	1.1
Foreign exchange gain	0.6	0.1
Total other income	0.5	1.2
Loss before income tax expense	(5.2)	(23.0)
Income tax expense	—	(0.1)
Net loss	(5.2)%	(23.1)%

Comparison of Financial Results for the Three Months Ended December 31, 2019 and 2018

	For the three months ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenue	$25,482	$24,001	$1,481	6.2%
Cost of revenue	18,008	18,193	(185)	-1.0%
Gross profit	7,474	5,808	1,666	28.7%
Operating expense:
Selling, general, and administrative	5,887	7,593	(1,706)	-22.5%
Research and development	4,642	4,019	623	15.5%
Gain on sale of assets	(1,602)	—	(1,602)	N/A
Total operating expense	8,927	11,612	(2,685)	-23.1%
Operating loss	(1,453)	(5,804)	4,351	-75.0%
Other income (expense):
Interest (expense) income, net	(15)	267	(282)	-105.6%
Foreign exchange gain	147	14	133	950.0%
Total other income	132	281	(149)	-53.0%
Loss before income tax expense	(1,321)	(5,523)	4,202	-76.1%
Income tax expense	(14)	(15)	1	-6.7%
Net loss	$(1,335)	$(5,538)	$4,203	-75.9%

Revenue

	For the three months ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Aerospace and Defense revenue	$13,704	$4,140	$9,564	231.0%
Broadband revenue	11,778	19,861	(8,083)	-40.7%
Total revenue	$25,482	$24,001	$1,481	6.2%

Aerospace and Defense Revenue:

For the three months ended December 31, 2019, our Aerospace and Defense revenue increased $9.6 million or 231% compared to the same period in the prior year. Included in Aerospace and Defense revenue is $8.1 million of revenue from SDI for the three months ended December 31, 2019. For the three months ended December 31, 2019, our Defense Optoelectronics product line revenue increased $1.8 million compared to the same period in the prior year primarily due to increased customer demand.

Broadband Revenue:

For the three months ended December 31, 2019, our Broadband revenue decreased $8.1 million or 41% compared to the same period in the prior year primarily due to lower customer demand in the CATV and Chips product lines.

Gross Profit

	For the three months ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Aerospace and Defense gross profit	$4,488	$1,222	$3,266	267.3%
Broadband gross profit	2,986	4,586	(1,600)	-34.9%
Total gross profit	$7,474	$5,808	$1,666	28.7%

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

Consolidated gross margins were 29.3% and 24.2% for the three months ended December 31, 2019 and 2018, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during each of the three months ended December 31, 2019 and 2018.

Aerospace and Defense Gross Profit:

For the three months ended December 31, 2019, Aerospace and Defense gross profit increased $3.3 million or 267% compared to the same period in the prior year primarily due to higher revenue, of which $2.3 million results from the inclusion of SDI gross profit in the three months ended December 31, 2019. For the three months ended December 31, 2019 and 2018, Aerospace and Defense gross margin was 32.7% and 29.5%, respectively.

Broadband Gross Profit:

For the three months ended December 31, 2019, Broadband gross profit decreased $1.6 million or 35% compared to the same period in the prior year primarily as a result of lower revenues in the three months ended December 31, 2019. For the three months ended December 31, 2019 and 2018, Broadband gross margin was 25.4% and 23.1%, respectively. The higher gross margin in the three months ended December 31, 2019 was primarily the result of product mix and a $0.4 million inventory reserve on non-current inventory in the three months ended December 31, 2018 due to the decline in sales and future demand of the inventory at such time.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.2 million for the three months ended December 31, 2019 and 2018, respectively.

SG&A expense for the three months ended December 31, 2019 was lower than the amount reported in the same period in the prior year primarily due to lower attorneys’ fees and costs arising from the litigation proceedings with Phoenix, partially offset by an increase in bad debt expense.

As a percentage of revenue, SG&A expenses were 23.1% and 31.6% for the three months ended December 31, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million during each of the three months ended December 31, 2019 and 2018, respectively.

For the three months ended December 31, 2019 and 2019, Aerospace and Defense R&D expense was $4.0 million and $1.6 million, respectively. For the three months ended December 31, 2019 and 2018, Broadband R&D expense was $0.7 million and $2.5 million, respectively.

R&D expense for the three months ended December 31, 2019 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs and project spending, primarily in Aerospace and Defense.

As a percentage of revenue, R&D expenses were 18.2% and 15.8% for the three months ended December 31, 2019 and 2018, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (5.7)% and (24.2)% for the three months ended December 31, 2019 and 2018, respectively. The decrease in operating loss as a percentage of revenue in the three months ended December 31, 2019 compared to the same period in the prior year is primarily due to the increase in gross profit and the decrease in SG&A expense partially offset by the increase in R&D expense in the three months ended December 31, 2019.

Other Income

Interest Income, net

During the three months ended December 31, 2019 and 2018, we recorded $0.1 million and $0.3 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the three months year ended December 31, 2019 was lower than the amount reported in the prior year due to lower cash and cash equivalents balances.

Foreign Exchange

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the three months ended December 31, 2019, the Company recorded income tax expense of $14,000. For the three months ended December 31, 2018, the Company recorded income tax expense of $15,000. Income tax expense for the three months ended December 31, 2019 is primarily comprised of state minimum tax expense.

Order Backlog

EMCORE’s product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. In addition, Broadband products typically ship within the same quarter in which a purchase order is received. Therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods.

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

As of December 31, 2019, cash and cash equivalents totaled $15.4 million and net working capital totaled approximately $43.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity.

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to requirements that (a) the Company have (i) liquidity of at least $7.5 million (which amount increases to $10.0 million as of March 1, 2020), and (ii) for certain specific uses, liquidity of at least $25.0 million after such use and (b) the Company maintain excess availability of at least $1.0 million. The Credit Facility has a maturity date expiring in November 2021, is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of February 3,

2020, there was an outstanding balance under this Credit Facility of $3.1 million, $0.5 million reserved for one outstanding stand-by letter of credit and $5.0 million available for borrowing.

The Company has a history of operating losses and negative cash flows from operations.  We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the date of the issuance of these financial statements. We have taken a number of actions to continue to support our operations and meet our obligations, including entering into an agreement for the sale of real property, headcount reductions and other cost reductions. In addition, should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets, additional cost reductions, or elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings.

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities	For the three months ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Net cash used in operating activities	$(5,979)	$(2,869)	$(3,110)	-108.4%

Fiscal 2020:

For the three months ended December 31, 2019, our operating activities used cash of $6.0 million, primarily due to our net loss of $1.3 million,  changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $5.7 million and gain on disposal of assets of $1.6 million, partially offset by depreciation and amortization expense of $2.0 million, stock-based compensation expense of $0.8 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.5 million, inventory of $0.9 million and other assets of $2.8 million and a decrease in accrued expenses and other liabilities of $1.4 million, partially offset by an increase in accounts payable of $0.8 million.

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

Net Cash Provided By (Used In) Investing Activities

Investing Activities	For the three months ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Net cash provided by (used in) investing activities	$441	$(2,878)	$3,319	115.3%

Fiscal 2020:

For the three months ended December 31, 2019, our investing activities provided cash of $0.4 million primarily from cash proceeds from the disposal of equipment of $1.9 million partially offset by capital-related expenditures of $1.5 million.

Fiscal 2019:

For the three months ended December 31, 2018, our investing activities used $2.9 million of cash for capital related expenditures of $2.9 million primarily related to investment in our wafer fabrication facility.

Net Cash Used In Financing Activities

Financing Activities	For the three months ended December 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Net cash used in financing activities	$(1,085)	$(150)	$(935)	-623.3%

Fiscal 2020:

For the three months ended December 31, 2019, our financing activities used cash of $1.1 primarily due to net payments  related to borrowings from our bank Credit Facility.

Fiscal 2019:

For the three months ended December 31, 2018, our financing activities used cash of $0.2 million for tax withholding paid on behalf of employees for stock-based awards.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as discussed in Note 2 – Recent Accounting Pronouncements to the condensed consolidated financial statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2019 as reported in our 2019 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating leases described above that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019 for a discussion of our critical accounting policies and estimates.

ITEM 3.            Quantitative and Qualitative Disclosures about Market Risks

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not use derivative financial instruments for speculative purposes.

Foreign Currency Exchange Risks

The United States dollar is the reporting currency for our condensed consolidated financial statements. The functional currency for our China subsidiaries is the Yuan Renminbi.

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

Interest Rate Risks

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with short notice and invested in money market accounts. Based on the LIBOR rate loans outstanding under our credit facility during the three months ended December 31, 2019, a hypothetical 50 basis points increase in interest rates would have resulted in an insignificant amount of additional interest expense.

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

ITEM 4.            Controls and Procedures

a.           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.            Other Information

ITEM 1.              Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition or future results. We do not believe the Company’s risks have changed materially since we filed our Annual Report on Form 10‑K on December 10, 2019. The risks described in our Annual Report on Form 10‑K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.              Exhibits and Financial Statement Schedules

2.1

Asset Purchase Agreement, dated as of October 25, 2019 by and among EMCORE Corporation, Hytera Communications (Hong Kong) Company Limited and Shenzhen Hytera Communications Co., Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8 K filed on October 30, 2019).

10.1

Contract Manufacturing Agreement, dated as of October 25, 2019 by and among EMCORE Corporation, Hytera Communications (Hong Kong) Company Limited and Shenzhen Hytera Communciations Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on October 30, 2019).

10.2	EMCORE Corporation Fiscal 2020 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on December 26, 2019).
10.3

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of December 31, 2019 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on January 6, 2020).

10.4	Form of Single-Tenant Triple Net Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K filed on January 6, 2020).
10.5	Form of Lease Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K filed on January 6, 2020).
10.6**

First Amendment to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of January 13, 2020 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc.

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

EMCORE CORPORATION

Date:	February 10, 2020	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 10, 2020	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)