Form 10-Q
period 2020-03-31
EMCORE CORP
filed 2020-05-07
CIK 808326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes    ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.     ◻ Large accelerated filer       ☑Accelerated filer       ☐ Non-accelerated filer      ☑ Smaller reporting company     ◻ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  ◻ Yes  ☑No

As of May 4, 2020, the number of shares outstanding of our no par value common stock totaled 29,371,636.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate, including the expected impact of the COVID-19 pandemic on our business and operations. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a)  uncertainties regarding the effects of the COVID-19 pandemic and the impact of measures intended to reduce its spread on our business and operations, which is evolving and beyond our control; (b) the rapidly evolving markets for the Company’s products and uncertainty regarding the development of these markets; (c) the Company’s historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (d) delays and other difficulties in commercializing new products; (e) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (f) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (g) actions by competitors; (h) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (i) acquisition-related risks, including that (1) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (2) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (3) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (4) we may not realize sufficient scale in our navigation systems product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; (j) risks related to our ability to obtain capital; (k) risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility; and (l) other risks and uncertainties discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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

EMCORE Corporation

FORM 10‑Q

For The Quarterly Period Ended March 31, 2020

PART I. Financial Information.

ITEM 1.Financial Statements

EMCORE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

For three and six months ended March 31, 2020 and 2019

(in thousands, except per share data)

(unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$23,850	$21,745	$49,332	$45,746
Cost of revenue	17,423	15,936	35,431	34,129
Gross profit	6,427	5,809	13,901	11,617
Operating expense:
Selling, general, and administrative	7,139	6,996	13,026	14,589
Research and development	4,584	4,360	9,226	8,379
Gain from change in estimate on ARO obligation	—	(40)	—	(40)
Gain on sale of assets	(315)	—	(1,917)	—
Total operating expense	11,408	11,316	20,335	22,928
Operating loss	(4,981)	(5,507)	(6,434)	(11,311)
Other income:
Interest income (expense), net	1	224	(14)	491
Foreign exchange (loss) gain	(156)	304	(9)	318
Total other (expense) income	(155)	528	(23)	809
Loss before income tax expense	(5,136)	(4,979)	(6,457)	(10,502)
Income tax benefit (expense)	55	(15)	41	(30)
Net loss	$(5,081)	$(4,994)	$(6,416)	$(10,532)
Foreign exchange translation adjustment	29	13	(7)	27
Comprehensive loss	$(5,052)	$(4,981)	$(6,423)	$(10,505)
Per share data:
Net loss per basic and diluted share	$(0.18)	$(0.18)	$(0.22)	$(0.38)
Weighted-average number of basic and diluted shares outstanding used in computing net loss per share	29,033	27,652	28,931	27,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Balance Sheets

As of March 31, 2020 and September 30, 2019

(in thousands)

(unaudited)

	As of	As of
	March 31,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$22,030	$21,574
Restricted cash	60	403
Accounts receivable, net of allowance of $249 and $148, respectively	19,818	18,497
Contract assets	1,978	1,055
Inventory	23,582	24,051
Prepaid expenses and other current assets	5,183	6,389
Assets held for sale	1,661	—
Total current assets	74,312	71,969
Property, plant, and equipment, net	20,894	37,223
Goodwill	69	69
Operating lease right-of-use assets	15,202	—
Other intangible assets, net	220	239
Other non-current assets	217	62
Total assets	$110,914	$109,562
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$5,497
Accounts payable	10,422	10,701
Accrued expenses and other current liabilities	10,400	14,521
Operating lease liabilities - current	1,048	—
Total current liabilities	21,870	30,719
Operating lease liabilities - non-current	14,225	—
Asset retirement obligations	2,006	1,890
Other long-term liabilities	—	207
Total liabilities	38,101	32,816
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 36,201 shares issued and 29,291 shares outstanding as of March 31, 2020; 35,803 shares issued and 28,893 shares outstanding as of September 30, 2019	742,416	739,926
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	943	950
Accumulated deficit	(622,825)	(616,409)
Total shareholders’ equity	72,813	76,746
Total liabilities and shareholders’ equity	$110,914	$109,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the three and six months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Shares of Common Stock
Balance, beginning of period	28,948	27,668	28,893	27,577
Stock-based compensation	111	121	166	212
Stock option exercises	1	1	1	1
Issuance of restricted stock units	116	—	116	—
Issuance of common stock - ESPP	115	66	115	66
Balance, end of period	29,291	27,856	29,291	27,856
Value of Common Stock
Balance, beginning of period	$740,680	$734,341	$739,926	$734,066
Stock-based compensation	1,045	722	1,846	1,147
Stock option exercises	2	1	2	1
Tax withholding paid on behalf of employees for stock-based awards	—	(44)	(47)	(194)
Issuance of restricted stock units	410	—	410	—
Issuance of common stock - ESPP	279	237	279	237
Balance, end of period	742,416	735,257	742,416	735,257
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	914	899	950	885
Translation adjustment	29	13	(7)	27
Balance, end of period	943	912	943	912
Accumulated Deficit
Balance, beginning of period	(617,744)	(585,963)	(616,409)	(580,425)
Net loss	(5,081)	(4,994)	(6,416)	(10,532)
Balance, end of period	(622,825)	(590,957)	(622,825)	(590,957)
Total Shareholders’ Equity	$72,813	$97,491	$72,813	$97,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	For the six months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,416)	$(10,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,313	3,228
Stock-based compensation expense	1,846	1,147
Provision adjustments related to doubtful accounts	111	—
Provision adjustments related to product warranty	100	105
Net gain on disposal of property, plant and equipment	(1,917)	—
Other	(100)	(316)
Total non-cash adjustments	3,353	4,164
Changes in operating assets and liabilities:
Accounts receivable	(2,353)	(789)
Inventory	522	699
Other assets	(13,803)	(3,247)
Accounts payable	498	(265)
Accrued expenses and other current liabilities	10,671	2,909
Total change in operating assets and liabilities	(4,465)	(693)
Net cash used in operating activities	(7,528)	(7,061)
Cash flows from investing activities:
Purchase of equipment	(2,418)	(5,576)
Proceeds from disposal of property, plant and equipment	14,904	—
Net cash provided by (used in) investing activities	12,486	(5,576)
Cash flows from financing activities:
Net payments on credit facilities	(5,497)	—
Proceeds from exercise of equity awards	281	238
Issuance of restricted stock units	410	—
Taxes paid related to net share settlement of equity awards	(47)	(194)
Net cash (used in) provided by financing activities	(4,853)	44
Effect of exchange rate changes provided by foreign currency	8	35
Net increase (decrease) in cash, cash equivalents and restricted cash	113	(12,558)
Cash, cash equivalents and restricted cash at beginning of period	21,977	63,195
Cash, cash equivalents and restricted cash at end of period	$22,090	$50,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$83	$56
Cash paid during the period for income taxes	$59	$59
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(762)	$481

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
•

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. The new standard was effective for our fiscal year beginning October 1, 2019. We adopted Topic 842 using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. Additionally, the Company elected an accounting policy to not record operating lease right-of-use assets and lease liabilities for leases with an initial term of twelve months or less on its condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net operating lease right-of-use assets of $4.8 million and operating lease liabilities of $4.8 million, as of October 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flow.

•	The impact of the adoption of Accounting Standards Codification (“ASC”) 842 on the balance sheet as of October 1, 2019 was:

	As Reported		Balance
	September 30, 2019	Increase	October 1, 2019
(in thousands)
Operating lease right-of-use assets	$-	$4,800	$4,800
Total assets	109,562	4,800	114,362
Operating lease liabilities	-	800	800
Total current liabilities	30,719	800	31,519
Operating lease liabilities non-current	-	4,000	4,000
Total liabilities	32,816	4,800	37,616
Total liabilities and equity	109,562	4,800	114,362

In connection with the sale/leaseback of non-residential real estate on February 10, 2020, the Company recorded an additional operating lease right-of-use (“ROU”) assets and operating lease liabilities of $10.8 million during the six months ended March 31, 2020.  See also Note 9 – Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements.

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

The Company determines if an arrangement is a lease at its inception. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the Company's condensed consolidated balance sheet.

The Company’s lease arrangements consist primarily of corporate, manufacturing and other facility agreements as well as various office equipment agreements. The leases expire at various dates through 2035, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to five years following expiration of the original lease term.

During the three and six months ended March 31, 2020, the Company recorded $0.4 million and $0.7 million of operating lease expense, respectively. During the three and six months ended March 31, 2019, the Company recorded $0.3 million and $0.6 million of rent expense, respectively. The Company's finance leases and short-term leases are immaterial.

Supplemental cash information and non-cash activities related to operating leases are as follows (in thousands):

Six Months Ended
March 31, 2020
Operating cash outflows from operating leases	$629
Operating lease assets obtained in exchange for new lease liabilities	$10,791

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Amount
2020	$1,832
2021	1,817
2022	1,835
2023	1,770
2024	1,708
Thereafter	13,238
Total lease payments	22,200
Less imputed interest	(6,927)
Total	$15,273

The following is a schedule of future minimum operating lease payments as of September 30, 2019 (in thousands):

Amount
2020	$988
2021	839
2022	824
2023	853
2024	655
Thereafter	1,350
Total lease payments	$5,509

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

March 31, 2020
Weighted average remaining lease term (years)	14.7
Weighted average discount rate	6.1%

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 15 - Geographical Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the three months ended March 31,				For the six months ended March 31,
		% of		% of		% of		% of
(in thousands)	2020	Revenue	2019	Revenue	2020	Revenue	2019	Revenue
Navigation and Inertial Sensing	$8,842	37%	4,094	19%	$19,109	39%	6,553	14%
Defense Optoelectronics	4,171	18%	2,779	13%	7,608	15%	4,460	10%
CA TV Lasers and Transmitters	8,782	37%	10,762	49%	18,165	37%	25,534	56%
Chip Devices	1,035	4%	3,501	16%	2,590	5%	7,716	17%
Other	1,020	4%	609	3%	1,860	4%	1,483	3%
Total revenue	$23,850	100%	$21,745	100%	$49,332	100%	$45,746	100%

NOTE 4.            Acquisition

On June 7, 2019, we completed the acquisition of Systron Donner Inertial, Inc. (“SDI”), a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.0 million in cash after working capital adjustments and (ii) the issuance of 811,000 shares of common stock with an aggregate value of approximately $3.0 million as of the closing date.

Following the closing, we incorporated SDI’s products into our navigation product line and have included the financial results of SDI in our condensed consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI of $6.3 million and $0.9 million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020. Net revenue and net loss of SDI of $14.4 million and $0.8 million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2020.

Purchase Price Allocation

The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

The Company finalized the allocation of the purchase price in the quarter ended March 31, 2020, which resulted in no change from the preliminary purchase price recorded at September 30, 2019.

The table below represents the purchase price allocation to the assets acquired and liabilities assumed of SDI based on their estimated fair values as of the acquisition date. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions at the acquisition date.

		Weighted
		Average Useful
(in thousands)	Amount	Life (years)
Purchase price	$24,978
Developed technology	250	7
Cash acquired	541
Inventories	8,522
Accounts receivable	4,291
Other assets	355
Land and building	12,890
Equipment	2,913
Net liabilities assumed	(4,853)

Goodwill	$69

Pro Forma Financial Information

The following unaudited pro forma financial information presented for the three and six months ended March 31, 2020 and 2019 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2018, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	For the three months ended		For the six months ended
	March 31,		March 31,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$23,850	$28,527	$49,332	$60,922
Net loss	$(5,081)	$(6,355)	$(6,416)	$(13,039)
Net loss per basic and diluted share	$(0.18)	$(0.23)	$(0.22)	$(0.47)
Weighted-average number of basic and diluted shares outstanding	29,033	27,652	28,931	27,592

NOTE 5.          Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of	As of
	March 31,	September 30,	March 31,
(in thousands)	2020	2019	2019
Cash	$2,985	$4,338	$1,944
Cash equivalents	19,045	17,236	48,660
Restricted cash	60	403	33
Total cash, cash equivalents and restricted cash	$22,090	21,977	50,637

The Company’s restricted cash includes cash balances which are legally or contractually restricted in use. The Company’s restricted cash is included in current assets as of March 31, 2020,  September 30, 2019 and March 31, 2019.

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

NOTE 7.            Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	March 31, 2020	September 30, 2019
Accounts receivable, gross	$20,067	$18,645
Allowance for doubtful accounts	(249)	(148)
Accounts receivable, net	$19,818	$18,497

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 8.            Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	March 31, 2020	September 30, 2019
Raw materials	$12,541	$11,510
Work in-process	7,874	8,176
Finished goods	3,167	4,365
Inventory balance at end of period	$23,582	$24,051

NOTE 9.            Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	March 31, 2020	September 30, 2019
Land	$—	$3,484
Building	—	9,405
Equipment	26,891	42,308
Furniture and fixtures	1,004	1,109
Computer hardware and software	3,502	3,554
Leasehold improvements	3,019	2,676
Construction in progress	8,798	9,330
Property, plant, and equipment, gross	$43,214	$71,866
Accumulated depreciation	(22,320)	(34,643)
Property, plant, and equipment, net	$20,894	$37,223

During the six months ended March 31, 2020, the Company sold certain equipment and recognized a gain on sale of assets of approximately $1.6 million. In addition, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale.

On February 10, 2020, SDI completed a sale and leaseback transaction with Eagle Rock Holdings LP (“Buyer”), of non-residential real estate (the “Sale and Leaseback Transaction”). Under the terms of the applicable purchase agreement, SDI sold its property located in Concord, California (the “Concord Real Property”) to Buyer for a total purchase price of $13.2 million. The Company received net proceeds of $12.8 million after reducing for transaction commissions and expenses incurred in connection with the sale. The Company recorded a gain on the sale of assets of approximately $0.3 million in the three and six months ended March 31, 2020 related to this transaction.

At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations include base monthly rent of $0.75 per square feet, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI is also responsible for all monthly expenses related to the Concord Real Property, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE guaranteed the payment when due of the monthly rent and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement.

As a result of the Lease Agreement entered into on February 10, 2020, the Company recorded net operating lease ROU assets and operating lease liabilities of $10.8 million during the six months ended March 31, 2020.

NOTE 10.            Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	March 31, 2020	September 30, 2019
Compensation	$5,249	$5,185
Warranty	658	654
Legal expenses and other professional fees	405	4,407
Contract liabilities	1,107	541
Income and other taxes	1,144	1,135
Severance and restructuring accruals	252	172
Other	1,585	2,427
Accrued expenses and other current liabilities	$10,400	$14,521

NOTE 11.            Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts.

The Credit Facility matures in November 2021 and currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purpose subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use. The Credit Facility requires us to maintain (a) liquidity of at least $10.0 million and (b) excess availability of at least $1.0 million.

As of March 31, 2020, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2020, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $5.5 million available for borrowing.

NOTE 12.            Income and Other Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded income tax benefit (expense) of approximately $55,000 and $(15,000), respectively. Income tax benefit for the three months ended March 31, 2020 is composed primarily of the reversal of a federal deferred tax liability related to the Concord Real Property partially offset by state minimum tax expense. Income tax expense for the three months ended March 31, 2019 is primarily comprised of state minimum tax expense.

For the six months ended March 31, 2020 and 2019, the Company recorded income tax benefit (expense) of approximately $41,000 and $(30,000), respectively. Income tax benefit for the six months ended March 31, 2020 is composed primarily of the reversal of a deferred tax liability related to the Concord Real Property partially offset by state minimum tax expense. Income tax expense for the six months ended March 31,  2019 is primarily comprised of state minimum tax expense.

For the three months ended March 31, 2020 and 2019, the effective tax rate on continuing operations was 0.2% and (0.1)%. The lower tax rate for the three months ended March 31, 2020 is primarily due to the federal income tax benefit associated with the sale of the Concord Real Property.  For the six months ended March 31, 2020 and 2019, the effective tax rate on continuing operations was 0.1% and (0.1)%, respectively. The lower tax rate for the six months ended March 31, 2020 is primarily due to the federal income tax benefit associated with the sale of the Concord Real Property. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of March 31, 2020 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at March 31, 2020.  On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and six months ended March 31, 2020 and 2019, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2020 and September 30, 2019, we had approximately $0.5 million of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

The arbitrator also found in the Interim Award that (i) EMCORE breached certain license agreements entered into with Phoenix by failing to make royalty payments due and failing to provide required accountings; (ii) Phoenix and its members are no longer subject to prior exclusivity restrictions; (iii) EMCORE's claim for breach of the covenant of good faith and fair dealing was denied; and (iv) the proceedings for the Patent Claims and EMCORE's counterclaim with respect thereto would be established by a future proceeding.

Further, out of the original 97 trade secret subpart claims by Phoenix, the arbitrator found in the Interim Award that EMCORE had misappropriated a total of five trade secret subparts (the “Deemed Trade Secrets”) and found that at least one Deemed Trade Secret was being used in seven EMCORE products (the “EMCORE Products”). The arbitrator found that as a result of the foregoing, royalties of 7.5% of the sale price are owed, to the extent not previously paid, on (i) sales through July 16, 2018 on all fiber optic gyroscopes sold by EMCORE, and (ii) sales from July 16, 2018 through May 31, 2019 of the EMCORE Products, whether standalone or incorporated into a larger product, in each case together with interest at the New York statutory rate of 9% simple interest. In addition, the arbitrator found in the Interim Award that Phoenix was the prevailing party, and Phoenix was awarded attorneys' fees and costs in the amount of approximately $3.7 million, which amount was reduced 10% from Phoenix’s attorneys’ fees request.

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

On October 1, 2019, the arbitrator issued a Modified Partial Final Award, which incorporated by reference the terms of the Interim Award and ordered and awarded, among other items, (i) an award to Phoenix of attorneys’ fees and costs in the amount of approximately $3.8 million, (ii) an award to Phoenix of $1.0 million in damages owing for unpaid royalties through June 30, 2019, of which $0.6 million remained to be paid as of the issuance of the Modified Partial Final Award, (iii) an award to Phoenix of $0.1 million in pre-judgment interest, calculated at the New York statutory rate of 9% simple interest, and (iv) an order that EMCORE make the payments in the foregoing items (i), (ii) and (iii) on or before October 14, 2019. On October 10, 2019, EMCORE made the foregoing payments to Phoenix in an aggregate amount equal to approximately $4.5 million. This amount was accrued as of September 30, 2019.

The Patent Claims were not determined in the Interim Award or the Modified Partial Final Award.  In December 2019, EMCORE and Phoenix entered into a settlement agreement with respect to the Patent Claims pursuant to which EMCORE (i) granted Phoenix a fully paid, perpetual nonexclusive license to the disputed patent and (ii) agreed to pay Phoenix a total of $0.4 million, of which $0.2 million was paid in January 2020,  $0.1 million was paid in April 2020 and $0.1 million is required to be paid in July 2020.

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

NOTE 14.            Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain four equity incentive compensation plans, collectively described below as our “Equity Plans”:

•	the 2000 Stock Option Plan,
•	the 2010 Equity Incentive Plan (“2010 Plan”),
•	the 2012 Equity Incentive Plan (“2012 Plan”), and
•	the 2019 Equity Incentive Plan (“2019 Plan”).

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

	For the three months		For the six months
Stock-based Compensation Expense - by award type	ended March 31,		ended March 31,
(in thousands)	2020	2019	2020	2019
Employee stock options	$4	$7	$9	$14
Restricted stock units and awards	552	396	928	782
Performance stock units and awards	363	229	655	169
Employee stock purchase plan	46	42	93	82
Outside director equity awards and fees in common stock	80	47	161	99
Total stock-based compensation expense	$1,045	$721	$1,846	$1,146

	For the three months		For the six months
Stock-based Compensation Expense - by expense type	ended March 31,		ended March 31,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$202	$109	$338	$220
Selling, general, and administrative	591	473	1,076	632
Research and development	252	139	432	294
Total stock-based compensation expense	$1,045	$721	$1,846	$1,146

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for the three months ended March 31, 2020 and 2019 was approximately $0.3 million and $0.1 million, respectively. Our matching contribution in cash for the six months ended March 31, 2020 and 2019 was approximately $0.5 million and $0.3 million, respectively.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months		For the six months
Basic and Diluted Net Loss Per Share	ended March 31,		ended March 31,
(in thousands, except per share)	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(5,081)	$(4,994)	$(6,416)	$(10,532)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(5,081)	(4,994)	(6,416)	(10,532)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	29,033	27,652	28,931	27,592

Net loss per basic and fully diluted share	$(0.18)	$(0.18)	$(0.22)	$(0.38)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	2,161	849	1,704	535

For diluted loss per share, the denominator includes all outstanding common shares. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2020 and 2019 due to the Company incurring a net loss for the periods.

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

Future Issuances

As of March 31, 2020, we had common stock reserved for the following future issuances:

Number of Common
Stock Shares Available for
Future Issuances	Future Issuances
Exercise of outstanding stock options	46,342
Unvested restricted stock units and awards	1,799,427
Unvested performance stock units and awards (at 200% maximum payout)	1,812,000
Purchases under the employee stock purchase plan	428,349
Issuance of stock-based awards under the Equity Plans	822,155
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,997,014

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

The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segment and allocates resources based on segment profits.  We do not allocate sales and marketing or general and administrative expenses to our segments, because management does not include the information in its measurement of the performance of the operating segments.  Also, interest expense and interest income are not presented by segment because management does not include this information in its measurement of the performance of the operating segments.

The Aerospace and Defense segment is comprised of two product lines: (i) Navigation and Inertial Sensing; and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV; (ii) Chip Devices; and (iii) Other. Information on reportable segments utilized by our chief operating decision maker is as follows:

	For the three months		For the six months
(in thousands)	ended March 31,		ended March 31,
	2020	2019	2020	2019
Revenue:
Aerospace and Defense	$13,013	$6,872	$26,717	$11,012
Broadband	10,837	14,873	22,615	34,734
Total revenue	$23,850	$21,745	$49,332	$45,746

Segment Profit:
Aerospace and Defense gross profit	$2,844	$2,680	$7,332	$3,902
Aerospace & Defense R&D expense	3,991	1,682	7,942	3,233
Aerospace and Defense segment profit/(loss)	$(1,147)	$998	$(610)	$669

Broadband gross profit	$3,583	$3,129	$6,569	$7,715
Broadband R&D expense	593	2,678	1,284	5,146
Broadband segment profit	$2,990	$451	$5,285	$2,569

Total consolidated segment profit	$1,843	$1,449	$4,675	$3,238
Unallocated (income) expense:
Selling, general and administrative	7,139	6,996	13,026	14,589
Gain on sale of assets	(315)	-	(1,917)	-
Gain from change in estimate on ARO obligation	-	(40)	-	(40)
Interest (income) expense, net	(1)	(224)	14	(491)
Foreign exchange loss (gain)	156	(304)	9	(318)
Total unallocated expense	6,979	6,428	11,132	13,740
Loss before income tax expense	$(5,136)	$(4,979)	$(6,457)	$(10,502)

Revenue:  The following table sets forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

	For the three months		For the six months
Revenue by Geographic Region	ended March 31,		ended March 31,
(in thousands)	2020	2019	2020	2019
United States and Canada	$19,887	$15,648	$40,082	$34,224
Asia	1,692	4,207	3,958	8,252
Europe	1,516	1,781	3,405	3,047
Other	755	109	1,887	223
Total revenue	$23,850	$21,745	$49,332	$45,746

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three and four of our significant customers represented an aggregate of 56% and 67% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Revenue from three and four of our significant customers represented an aggregate of 53% and 71% of our consolidated revenue for the six months ended March 31, 2020 and 2019, respectively.

Significant portions of the Company’s sales are concentrated among a limited number of customers. The duration, severity and future impact of the COVID-19 pandemic are highly uncertain and could result in significant disruptions to the business operations of the Company’s customers. If one or more of these significant customers significantly decrease their orders for the Company’s products, the Company’s business could be materially and adversely affected.

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of March 31, 2020 and September 30, 2019, approximately 96% and 85%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 16.            Subsequent Event

On May 3, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement (the “PPP Loan Agreement”) with Wells Fargo Bank, N.A. under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which the Company received on May 6, 2020.

The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in November 2020.  Monthly payments in the amount of $273,160 will be due and payable beginning in November 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement.

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements preceding Item 1 of this Quarterly Report.

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

We have two reporting segments, Aerospace and Defense, and Broadband. Aerospace and Defense is comprised of two product lines: (i) Navigation and Inertial Sensing, and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters, (ii) Chip Devices, and (iii) Other. Due to a shift in customer base, the previously existing Satellite/Microwave Communications product line has been renamed “Defense Optoelectronics.”

Recent Developments

COVID-19

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020.  This has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply and labor shortages. In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. While operations at our facility in China were delayed in early February, we were able to re-establish 75% of operations by February 10 and were at planned capacity by the end of February.

We rely on third party suppliers and contract manufacturers to provide materials, major components and products, and services.  Many of our suppliers have temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. In addition, the rapid decline in commercial airline traffic created shortages in air freight capacity, making it more difficult and costly to timely procure parts and components. We continue to navigate operational challenges with respect to our supply chain and logistics partners, which caused some disruption in the last few weeks of the quarter ended March 31, 2020 and resulted in some delays in our ability to ship Aerospace and Defense products, which adversely impacted the amount of revenue we were able to recognize in the three and six months ended March 31, 2020.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19 and have plans in place intended to address or mitigate shortages of air-freight capacity, customs staffing, and sourcing of certain limited components. In the near term, labor shortages remain our biggest COVID-19-related concern and we expect the general amount of challenges in the supply chain will continue to present a changing set of obstacles for us to overcome. While we believe that our supply chain, logistics and operations teams are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create new challenges in the months ahead. We may not be able to address these challenges in a timely manner, which could negatively impact our financial results.

In addition, restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment to the Buyers, as described in more detail below under “Hytera Transactions”. Travel into Thailand by our manufacturing engineers to support the transfer remains difficult, and customer product qualification processes for products being manufactured in Thailand are being delayed due to our customers’ inability to access their facilities to perform testing. While we are taking actions within our supply chain and manufacturing operations to mitigate the effects of these delays, the timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

While customer orders to date remain stable with our pre-COVID-19 outlook, qualification testing for certain products has been delayed to customers’ engineering shortages and inability to access their facilities, and we are continuing to analyze how COVID-19 related actions could affect future customer demand, timing of orders, recognized revenues, and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.  If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business as a result of COVID-19.

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

Hytera Transactions

As part of the effort to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product lines, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of EMCORE’s wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million.

As described under “COVID-19” above, travel restrictions and delays in customer product qualification processes related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of some of the Equipment to the Buyers. The Equipment has been or will be transferred to the Buyers in three separate closings, (a) one of which occurred in the quarter ended December 31, 2019, with payment in an amount equal to approximately $1.9 million received in such quarter, (b) one of which is now expected to occur during the quarter ending June 30, 2020, for which 80% of the applicable sale price (approximately $1.4 million) was received in April 2020 and the remaining 20% (approximately $0.4 million) is expected to be received in the quarter ending June 30, 2020, and (c) one of which is now expected to occur during the quarter ending September 30, 2020, with payment to be made following such transfer in an amount equal to (i) 80% of the sale price (approximately $1.1 million) within three months following the third closing and (ii) 20% of the sale price (approximately $0.3 million) within six months following the third closing.

Concurrently with entry into the Asset Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for EMCORE from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. In the Manufacturing Agreement, we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds.

Other Actions Related to CATV Business

In the quarter ended September 30, 2019, we also reduced the size of our CATV-related employee headcount and reduced the capacity of our wafer fab to one shift, and in January, 2020, we further reduced the size of our employee headcount. These actions incurred costs of $0.4 million in the quarter ended September 30, 2019 and $0.4 million in the quarter ended March 31, 2020 and, together with headcount reduction at our Beijing, China facility and the continuing shift to a variable cost model in our CATV Lasers and Transmitters product lines as described under “Hytera Transactions” above, have collectively resulted in annual cash savings of approximately $3.4 million beginning in the quarter ended March 31, 2020. These operational changes in CATV also fulfill a strategic objective of better positioning the CATV product lines to generate positive cash flow to help fund the other growth areas of EMCORE including Aerospace and Defense.

Sale/Leaseback Transaction

SDI entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) (the “Concord Purchase Agreement”) dated as of December 31, 2019 with Parkview Management Group, Inc. pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Concord Purchase Agreement, SDI sold the property located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”), an affiliate of Parkview Management Group, Inc. on February 10, 2020 for a total purchase price of $13.2 million. SDI received net proceeds of $12.8 million after transaction commissions and expenses incurred in connection with the sale.

At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include base monthly rent of $0.75 per square feet, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI is also responsible for all monthly expenses related to the Concord Real Property, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE guaranteed the payment when due of the monthly rent, and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2020	2019	2020	2019
Revenue	100.0%	100.0	100.0%	100.0%
Cost of revenue	73.1	73.3	71.8	74.6
Gross profit	26.9	26.7	28.2	25.4
Operating expense:
Selling, general, and administrative	29.9	32.2	26.4	31.9
Research and development	19.2	20.0	18.7	18.3
Gain from change in estimate on ARO	—	(0.2)	—	(0.1)
Gain on sale of assets	(1.3)	—	(3.9)	—
Total operating expense	47.8	52.0	41.2	50.1
Operating loss	(20.9)	(25.3)	(13.0)	(24.7)
Other income:
Interest (expense) income, net	—	1.0	—	1.1
Foreign exchange gain	(0.6)	1.4	—	0.7
Total other (expense) income	(0.6)	2.4	—	1.8
Loss before income tax expense	(21.5)	(22.9)	(13.0)	(22.9)
Income tax benefit (expense)	0.2	(0.1)	—	(0.1)
Net loss	(21.3)%	(23.0)	(13.0)%	(23.0)%

Comparison of Financial Results for the Three Months Ended March 31, 2020 and 2019

	For the three months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenue	$23,850	$21,745	$2,105	9.7%
Cost of revenue	17,423	15,936	1,487	9.3%
Gross profit	6,427	5,809	618	10.6%
Operating expense:
Selling, general, and administrative	7,139	6,996	143	2.0%
Research and development	4,584	4,360	224	5.1%
Gain from change in estimate on ARO	—	(40)	40	100.0%
Gain on sale of assets	(315)	—	(315)	N/A
Total operating expense	11,408	11,316	92	0.8%
Operating loss	(4,981)	(5,507)	526	9.6%
Other income (expense):
Interest income, net	1	224	(223)	-99.6%
Foreign exchange (loss) gain	(156)	304	(460)	-151.3%
Total other (expense) income	(155)	528	(683)	-129.4%
Loss before income tax expense	(5,136)	(4,979)	(157)	-3.2%
Income tax benefit (expense)	55	(15)	70	-466.7%
Net loss	$(5,081)	$(4,994)	$(87)	-1.7%

Revenue

	For the three months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense revenue	$13,013	$6,872	$6,141	89.4%
Broadband revenue	10,837	14,873	(4,036)	-27.1%
Total revenue	$23,850	$21,745	$2,105	9.7%

Aerospace and Defense Revenue:

For the three months ended March 31, 2020, our Aerospace and Defense revenue increased $6.1 million, or 89%, compared to the same period in the prior year. Included in Aerospace and Defense revenue is $6.3 million of revenue from SDI for the three months ended March 31, 2020. For the three months ended March 31, 2020, our Navigation and Inertial Sensing product line revenue increased $4.7 million compared to the same period in the prior year, primarily due to the SDI revenue of $6.3 million. Defense Optoelectronics product line revenue increased $1.4 million compared to the same period in the prior year primarily due to increased customer demand.

Broadband Revenue:

For the three months ended March 31, 2020, our Broadband revenue decreased $4.0 million, or 27%, compared to the same period in the prior year primarily due to lower customer demand in the CATV and Chips product lines.

Gross Profit

	For the three months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense gross profit	$2,844	$2,680	$164	6.1%
Broadband gross profit	3,583	3,129	454	14.5%
Total gross profit	$6,427	$5,809	$618	10.6%

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

Consolidated gross margins were 26.9% and 26.7% for the three months ended March 31, 2020 and 2019, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Aerospace and Defense Gross Profit:

For the three months ended March 31, 2020, Aerospace and Defense gross profit increased $0.2 million, or 6%, compared to the same period in the prior year, primarily due to higher revenue, of which $1.2 million results from the inclusion of SDI gross profit in the three months ended March 31, 2020, partially offset by lower gross margins. For the three months ended March 31, 2020 and 2019, Aerospace and Defense gross margin was 21.9% and 39.0%, respectively. The lower gross margin in the three months ended March 31, 2020 is primarily due to product mix.

Broadband Gross Profit:

For the three months ended March 31, 2020, Broadband gross profit increased $0.5 million or 15% compared to the same period in the prior year, primarily as a result of lower costs in the three months ended March 31, 2020 due to actions taken through March 31, 2020 in connection with our ongoing transition to a variable cost model in our CATV Laser and Transmitter product lines. For the three months ended March 31, 2020 and 2019, Broadband gross margin was 33.1% and 21.0%, respectively. The higher gross margin in the three months ended March 31, 2020 is primarily due to product mix.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

SG&A expense for the three months ended March 31, 2020 was higher than the amount reported in the same period in the prior year primarily due to higher compensation (including due to a higher U.S. headcount than the prior period due to the SDI acquisition), commissions, consulting, insurance and customer related expenses partially offset by lower attorneys’ fees and costs arising from litigation proceedings.

As a percentage of revenue, SG&A expenses were 29.9% and 32.2% for the three months ended March 31, 2020 and 2019, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, Aerospace and Defense R&D expense was $4.0 million and $1.7 million, respectively. For the three months ended March 31, 2020 and 2019, Broadband R&D expense was $0.6 million and $2.7 million, respectively.

R&D expense for the three months ended March 31, 2020 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs (including due to a higher R&D headcount than the prior period due to the SDI acquisition), partially offset by lower project spending, primarily in Aerospace and Defense.

As a percentage of revenue, R&D expenses were 19.2% and 20.0% for the three months ended March 31, 2020 and 2019, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (20.9)% and (25.3)% for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating loss as a percentage of revenue in the three months ended March 31, 2020 compared to the same period in the prior year is primarily due to the increase in gross profit and the gain on sale of assets, partially offset by the increase in SG&A expense and R&D expense in the three months ended March 31, 2020.

Other Income

Interest Income, net

During the three months ended March 31, 2020 and 2019, we recorded $0.1 million and $0.3 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the three months ended March 31, 2020 was lower than the amount reported in the prior year due to lower cash and cash equivalents balances.

Foreign Exchange

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the three months ended March 31, 2020 and 2019, the Company recorded income tax benefit (expense) of approximately $55,000 and $(15,000), respectively. Income tax benefit for the three months ended March 31, 2020 is composed primarily of the reversal of a federal deferred tax liability related to the Concord Real Property acquired as part of the SDI acquisition, partially offset by state minimum tax expense. Income tax expense for the three months ended March 31, 2019 is primarily comprised of state minimum tax expense.

Comparison of Financial Results for the Six Months Ended March 31, 2020 and 2019

	For the six months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenue	$49,332	$45,746	$3,586	7.8%
Cost of revenue	35,431	34,129	1,302	3.8%
Gross profit	13,901	11,617	2,284	19.7%
Operating expense:
Selling, general, and administrative	13,026	14,589	(1,563)	-10.7%
Research and development	9,226	8,379	847	10.1%
Gain from change in estimate on ARO	—	(40)	40	100.0%
Gain on sale of assets	(1,917)	—	(1,917)	N/A
Total operating expense	20,335	22,928	(2,593)	-11.3%
Operating loss	(6,434)	(11,311)	4,877	43.1%
Other income (expense):
Interest (expense) income, net	(14)	491	(505)	-102.9%
Foreign exchange (loss) gain	(9)	318	(327)	-102.8%
Total other (expense) income	(23)	809	(832)	-102.8%
Loss before income tax expense	(6,457)	(10,502)	4,045	38.5%
Income tax benefit (expense)	41	(30)	71	236.7%
Net loss	$(6,416)	$(10,532)	$4,116	39.1%

Revenue

	For the six months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense revenue	$26,717	$11,012	$15,705	142.6%
Broadband revenue	22,615	34,734	(12,119)	-34.9%
Total revenue	$49,332	$45,746	$3,586	7.8%

Aerospace and Defense Revenue:

For the six months ended March 31, 2020, our Aerospace and Defense revenue increased $15.7 million, or 143%, compared to the same period in the prior year. Included in Aerospace and Defense revenue is $14.4 million of revenue from SDI for the six months ended March 31, 2020. For the six months ended March 31, 2020, our Navigation and Inertial Sensing product line revenue increased $12.6 million compared to the same period in the prior year, primarily due to the SDI revenue of $14.4 million, as there was no contribution by SDI of revenue in the six months ended March 31, 2019.  For the six months ended March 31, 2020, our Defense Optoelectronics product line revenue increased $3.1 million compared to the same period in the prior year, primarily due to increased customer demand.

Broadband Revenue:

For the six months ended March 31, 2020, our Broadband revenue decreased $12.1 million, or 35%, compared to the same period in the prior year primarily due to lower customer demand in the CATV and Chips product lines.

Gross Profit

	For the six months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense gross profit	$7,332	$3,902	$3,430	87.9%
Broadband gross profit	6,569	7,715	(1,146)	-14.9%
Total gross profit	$13,901	$11,617	$2,284	19.7%

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

Consolidated gross margins were 28.2% and 25.4% for the six months ended March 31, 2020 and 2019, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.2 million for the six months ended March 31, 2020 and 2019, respectively.

Aerospace and Defense Gross Profit:

For the six months ended March 31, 2020, Aerospace and Defense gross profit increased $3.4 million, or 88%, compared to the same period in the prior year, primarily due to higher revenue, of which $3.5 million results from the inclusion of SDI gross profit in the six months ended March 31, 2020 compared to no contribution by SDI to gross profit in the six months ended March 31, 2019. For the six months ended March 31, 2020 and 2019, Aerospace and Defense gross margin was 27.4% and 35.4%, respectively The lower gross margin in the six months ended March 31, 2020 is primarily due to product mix.

Broadband Gross Profit:

For the six months ended March 31, 2020, Broadband gross profit decreased $1.1 million, or 15%, compared to the same period in the prior year, primarily as a result of lower revenues in the six months ended March 31, 2020. For the six months ended March 31, 2020 and 2019, Broadband gross margin was 29.1% and 22.2%, respectively. The higher gross margin in the six months ended March 31, 2020 was primarily the result of product mix and a $0.5 million inventory reserve on non-current inventory in the six months ended March 31, 2019 due to the decline in sales and future demand for the inventory at such time.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.1 million and $0.6 million for the six months ended March 31, 2020 and 2019, respectively.

SG&A expense for the six months ended March 31, 2020 was lower than the amount reported in the same period in the prior year, primarily due to lower attorneys’ fees and costs arising from litigation proceedings,  partially offset by an increase in bad debt expense.

As a percentage of revenue, SG&A expenses were 26.4% and 31.9% for the six months ended March 31, 2020 and 2019, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.4 million and $0.3 million for the six months ended March 31, 2020 and 2019, respectively.

For the six months ended March 31, 2020 and 2019, Aerospace and Defense R&D expense was $7.9 million and $3.2 million, respectively. For the six months ended March 31, 2020 and 2019, Broadband R&D expense was $1.3 million and $5.2 million, respectively.

R&D expense for the six months ended March 31, 2020 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs (including due to a higher R&D headcount than the prior period due to the SDI acquisition) partially offset by lower project spending, primarily in Aerospace and Defense.

As a percentage of revenue, R&D expenses were 18.7% and 18.3% for the six months ended March 31, 2020 and 2019, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (13.0)% and (24.7)% for the six months ended March 31, 2020 and 2019, respectively. The decrease in operating loss as a percentage of revenue in the six months ended March 31, 2020 compared to the same period in the prior year is primarily due to the increase in gross profit, the gain on sale of assets and the decrease in SG&A expense, partially offset by the increase in R&D expense in the six months ended March 31, 2020.

Other Income

Interest Income, net

During the six months ended March 31, 2020 and 2019, we recorded $0.2 million and $0.6 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the six months ended March 31, 2020 was lower than the amount reported in the prior year due to lower cash and cash equivalents balances.

Foreign Exchange

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the six months ended March 31, 2019, the Company recorded income tax benefit (expense) of approximately $41,000 and $(30,000), respectively. Income tax benefit for the six months ended March 31, 2020 is composed primarily of the reversal of a deferred tax liability related to the Concord Real Property, partially offset by state minimum tax expense. Income tax expense for the six months ended March 31,  2019 is primarily comprised of state minimum tax expense.

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

As of March 31, 2020, cash and cash equivalents totaled $22.1 million and net working capital totaled approximately $52.4 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to requirements that (a) the Company have (i) liquidity of at least $10.0 million, and (ii) for certain specific uses, liquidity of at least $25.0 million after such use and (b) the Company maintain excess availability of at least $1.0 million. The Credit Facility has a maturity date expiring in November 2021, is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures. As of May 4, 2020, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $8.0 million available for borrowing.

The Company has a history of operating losses and negative cash flows from operations.  We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility and any amounts that may be available to us under governmental lending programs will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the date of the issuance of these financial statements. We have taken a number of actions to continue to support our operations and meet our obligations, including completing the sale of the Concord Real Property, headcount reductions and other cost reductions. In addition, should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets, additional cost reductions, or elect to raise capital in the U.S. through debt or equity issuances. These alternatives may not be available to us on reasonable terms or at all, and could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings.

As described above, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities	For the six months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash used in operating activities	$(7,528)	$(7,061)	$(467)	-6.6%

Fiscal 2020:

For the six months ended March 31, 2020, our operating activities used cash of $7.5 million, primarily due to our net loss of $6.4 million,  changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.5 million and gain on disposal of assets of $1.9 million, partially offset by adjustments for non-cash charges, including depreciation and amortization expense of $3.3 million, stock-based compensation expense of $1.8 million, product warranty provision of $0.1 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $2.4 million and other assets of $13.8 million and a decrease in  accounts payable of $0.5 million and accrued expenses and other liabilities of $10.7 million, partially offset by a decrease in inventory of $0.5 million.

Fiscal 2019:

For the six months ended March 31, 2019, our operating activities used cash of $7.1 million, primarily due to our net loss of $10.5 million and changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $0.7 million, partially offset by adjustments for non-cash charges, including depreciation and amortization expense of $3.2 million, stock-based compensation expense of $1.1 million and warranty provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of increases in accounts receivable of $0.8 million and other assets of $3.2 million and a decrease in accounts payable of $0.3 million, partially offset by a decrease in inventory of $0.7 million and an increase in other liabilities of $2.9 million.

Working Capital Components:

Accounts Receivable: We generally expect the level of accounts receivable at any given quarter end to reflect the level of sales in that quarter. Our accounts receivable balances have historically fluctuated due to the timing of account collections, timing of product shipments, and/or change in customer credit terms.

Inventory: We generally expect the level of inventory at any given quarter end to reflect the change in our expectations of forecasted sales during the quarter.  Our inventory balances have historically fluctuated due to the timing of customer orders and product shipments, changes in our internal forecasts related to customer demand, as well as adjustments related to excess and obsolete inventory and the purchase of non-current inventory.

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

Net Cash Provided By (Used In) Investing Activities

Investing Activities	For the six months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash provided by (used in) investing activities	$12,486	$(5,576)	$18,062	323.9%

Fiscal 2020:

For the six months ended March 31, 2020, our investing activities provided cash of $12.5 million primarily from cash proceeds from the disposal of property, plant and equipment of $14.9 million partially offset by capital-related expenditures of $2.4 million.

Fiscal 2019:

For the six months ended March 31, 2019, our investing activities used $5.6 million of cash for capital related expenditures of $5.6 million primarily related to investment in our wafer fabrication facility.

Net Cash (Used In) Provided By Financing Activities

Financing Activities	For the six months ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash (used in) provided by financing activities	$(4,853)	$44	$(4,897)	-11129.5%

Fiscal 2020:

For the six months ended March 31, 2020, our financing activities used cash of $4.9 million primarily due to net payments  related to borrowings from our bank Credit Facility of $5.5 million partially offset by proceeds from stock plan transactions of $0.3 million and issuance of restricted stock units of $0.4 million.

Fiscal 2019:

For the six months ended March 31, 2019, our financing activities provided cash of $44,000 primarily from proceeds from stock plan transactions of $0.2 million partially offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as discussed in Note 2 – Recent Accounting Pronouncements to the condensed consolidated financial statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2019 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating leases described above, that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risks

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with short notice and invested in money market accounts. Based on the LIBOR rate loans outstanding under our credit facility during the three and six months ended March  31, 2020, a hypothetical 50 basis points increase in interest rates would have resulted in an insignificant amount of additional interest expense.

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

Credit Market Conditions

The U.S. and global capital markets periodically experience turbulent conditions, particularly in the credit markets, which can result in tightening of lending standards, reduced availability of credit, and reductions in certain asset values. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business. This could also impact our ability to obtain additional funding through asset sales.

ITEM 4.            Controls and Procedures

a.           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.           Changes in Internal Control over Financial Reporting

As a result of the acquisition of SDI on June 7, 2019, our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to SDI. Certain changes have been made and will continue to be made to our internal controls until management has completed its evaluation and integrated SDI’s information and accounting systems and processes, and any such changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting will be disclosed in the Company’s annual report on Form 10-K for the year ending September 30, 2020.

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.            Other Information

ITEM 1.              Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition or future results. Except for the risk factors discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The risks described in our Annual Report on Form 10‑K and described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

The full effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results and cash flows.

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. This has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation,  resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. However, facility closures or further work slowdowns or temporary stoppages could occur, and in many cases, our facilities and supplier facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact and could delay our deliveries to customers. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, operations at our Beijing facility ceased for one additional week beyond the Chinese New Year holiday in early February as a result of the COVID-19 situation, and additional closures could occur.

In addition, the COVID-19 pandemic has negatively affected, and could have further negative effects on, the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment that we have agreed, as part of our efforts to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product lines, to sell to Hytera Communications (Hong Kong) Company Limited (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), for use by the Buyers in connection with the manufacturing of certain CATV module and transmitter products for us from a manufacturing facility located in Thailand.  The sale and transfer of the equipment will occur in three separate closings, one of which occurred in the quarter ended December 31, 2019 and the other two of which are now expected to occur during the quarters ending June 30, 2020 and September 30, 2020, respectively.  The timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.

As described in Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties.  Many of our suppliers have temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted. In addition, the rapid decline in commercial airline traffic created shortages in air freight capacity, making it more difficult and costly to timely procure parts and components.

As a result of COVID-19, we could see reduced customer orders in certain of our product lines, which could adversely affect our revenues, financial performance and cash flows, and could result in inventory write-downs and impairment losses. Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our revenues and cash flows, and current limitations on travel to customers could impact orders. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries for certain of our products. Government funding priorities may change as a result of the costs of COVID-19, which could adversely affect our revenues arising from government contracts or subcontracts, and with respect to such contracts, we could experience delays in new program starts or awards of future work as well as the uncertain impact of contract modifications to respond to the national emergency.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business as a result of COVID-19. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired.

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

10.1

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of December 31, 2019 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on January 6, 2020).

10.2

First Amendment to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of January 13, 2020 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 10, 2020).

10.3

Single-Tenant Triple Net Lease, dated as of February 10, 2020 by and between Systron Donner Inertial, Inc. and Eagle Rock Holdings, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K filed on February 11, 2020).

10.4

Lease Guaranty, dated as of February 10, 2020, by and between Systron Donner Inertial, Inc. and Eagle Rock Holdings, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2020).

10.5

Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, entered into by and between EMCORE Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2020).

10.6†**	Directors’ Compensation Policy (effective March 19, 2020).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

† Management contract or compensatory plan

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 7, 2020	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)