Form 10-Q
period 2020-06-30
EMCORE CORP
filed 2020-08-06
CIK 808326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑ Accelerated filer ◻ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of August 3, 2020, the number of shares outstanding of our no par value common stock totaled 29,408,087.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate, including the expected impact of the COVID-19 pandemic on our business and operations. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) uncertainties regarding the effects of the COVID-19 pandemic and the impact of measures intended to reduce its spread on our business and operations, which is evolving and beyond our control; (b) the rapidly evolving markets for the Company’s products and uncertainty regarding the development of these markets; (c) the Company’s historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (d) delays and other difficulties in commercializing new products; (e) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (f) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (g) actions by competitors; (h) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (i) acquisition-related risks, including that (1) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (2) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (3) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (4) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; (j) risks related to our ability to obtain capital; (k) risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility; and (l) other risks and uncertainties discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We do not intend to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation

FORM 10-Q

For The Quarterly Period Ended June 30, 2020

PART I. Financial Information.

ITEM 1.Financial Statements

EMCORE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

For three and nine months ended June 30, 2020 and 2019

(in thousands, except per share data)

(unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$27,266	$17,219	$76,598	$62,965
Cost of revenue	18,048	13,515	53,479	47,644
Gross profit	9,218	3,704	23,119	15,321
Operating expense:
Selling, general, and administrative	5,936	9,288	18,962	23,877
Research and development	4,807	4,629	14,033	13,008
Gain from change in estimate on ARO obligation	—	—	—	(40)
Gain on sale of assets	(312)	—	(2,229)	—
Total operating expense	10,431	13,917	30,766	36,845
Operating loss	(1,213)	(10,213)	(7,647)	(21,524)
Other income:
Interest (expense) income, net	(40)	99	(54)	590
Foreign exchange (loss) gain	(20)	(349)	(29)	(31)
Total other (expense) income	(60)	(250)	(83)	559
Loss before income tax (expense) benefit	(1,273)	(10,463)	(7,730)	(20,965)
Income tax (expense) benefit	(14)	(14)	27	(44)
Net loss	$(1,287)	$(10,477)	$(7,703)	$(21,009)
Foreign exchange translation adjustment	2	9	(5)	36
Comprehensive loss	$(1,285)	$(10,468)	$(7,708)	$(20,973)
Per share data:
Net loss per basic and diluted share	$(0.04)	$(0.37)	$(0.27)	$(0.76)
Weighted-average number of basic and diluted shares outstanding used in computing net loss per share	29,295	28,005	29,052	27,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Balance Sheets

As of June 30, 2020 and September 30, 2019

(in thousands)

(unaudited)

	As of	As of
	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$29,497	$21,574
Restricted cash	185	403
Accounts receivable, net of allowance of $303 and $148, respectively	19,854	18,497
Contract assets	2,079	1,055
Inventory	24,410	24,051
Prepaid expenses and other current assets	5,440	6,389
Assets held for sale	1,580	—
Total current assets	83,045	71,969
Property, plant, and equipment, net	21,210	37,223
Goodwill	69	69
Operating lease right-of-use assets	14,886	—
Other intangible assets, net	211	239
Other non-current assets	217	62
Total assets	$119,638	$109,562
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$5,497
PPP liability - current	2,458	—
Accounts payable	13,075	10,701
Accrued expenses and other current liabilities	10,788	14,521
Operating lease liabilities - current	1,020	—
Total current liabilities	27,341	30,719
PPP liability - non-current	4,030	—
Operating lease liabilities - non-current	13,981	—
Asset retirement obligations	2,014	1,890
Other long-term liabilities	—	207
Total liabilities	47,366	32,816
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 36,318 shares issued and 29,408 shares outstanding as of June 30, 2020; 35,803 shares issued and 28,893 shares outstanding as of September 30, 2019	743,160	739,926
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	945	950
Accumulated deficit	(624,112)	(616,409)
Total shareholders’ equity	72,272	76,746
Total liabilities and shareholders’ equity	$119,638	$109,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the three and nine months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Shares of Common Stock
Balance, beginning of period	29,291	27,856	28,893	27,577
Stock-based compensation	117	93	283	305
Stock option exercises	—	—	1	1
Issuance of common stock for acquisition	—	811	—	811
Issuance of restricted stock units	—	—	116	—
Issuance of common stock - ESPP	—	—	115	66
Balance, end of period	29,408	28,760	29,408	28,760
Value of Common Stock
Balance, beginning of period	$742,416	$735,257	$739,926	$734,066
Stock-based compensation	779	677	2,625	1,824
Stock option exercises	—	—	2	1
Tax withholding paid on behalf of employees for stock-based awards	(35)	(9)	(82)	(203)
Issuance of common stock for acquisition	—	2,916	—	2,916
Issuance of restricted stock units	—	—	410	—
Issuance of common stock - ESPP	—	—	279	237
Balance, end of period	743,160	738,841	743,160	738,841
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	943	912	950	885
Translation adjustment	2	9	(5)	36
Balance, end of period	945	921	945	921
Accumulated Deficit
Balance, beginning of period	(622,825)	(590,957)	(616,409)	(580,425)
Net loss	(1,287)	(10,477)	(7,703)	(21,009)
Balance, end of period	(624,112)	(601,434)	(624,112)	(601,434)
Total Shareholders’ Equity	$72,272	$90,607	$72,272	$90,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	For the nine months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,703)	$(21,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,359	5,011
Stock-based compensation expense	2,625	1,824
Provision adjustments related to doubtful accounts	188	62
Provision adjustments related to product warranty	178	139
Net gain on disposal of property, plant and equipment	(2,229)	—
Issuance of restricted stock units	410	—
Other	(113)	(72)
Total non-cash adjustments	5,418	6,964
Changes in operating assets and liabilities:
Accounts receivable anc contract assets	(2,566)	5,119
Inventory	(293)	(1,211)
Other assets	(13,706)	(3,899)
Accounts payable	2,738	(4,508)
Accrued expenses and other current liabilities	10,707	6,835
Total change in operating assets and liabilities	(3,120)	2,336
Net cash used in operating activities	(5,405)	(11,709)
Cash flows from investing activities:
Purchase of equipment	(3,391)	(8,615)
Acquisition of business, net of cash acquired	—	(22,246)
Proceeds from disposal of property, plant and equipment	15,300	—
Net cash provided by (used in) investing activities	11,909	(30,861)
Cash flows from financing activities:
Net payments on credit facilities	(5,497)	—
Proceeds from PPP loan	6,488	—
Proceeds from exercise of equity awards	281	238
Taxes paid related to net share settlement of equity awards	(82)	(203)
Net cash provided by financing activities	1,190	35
Effect of exchange rate changes provided by foreign currency	11	1
Net increase (decrease) in cash, cash equivalents and restricted cash	7,705	(42,534)
Cash, cash equivalents and restricted cash at beginning of period	21,977	63,195
Cash, cash equivalents and restricted cash at end of period	$29,682	$20,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$98	$96
Cash paid during the period for income taxes	$60	$59
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(357)	$(338)

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments, which are all normal recurring adjustments, that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2019 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a discussion of our critical accounting policies and estimates.

NOTE 2.            Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
●	In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. The new standard was effective for our fiscal year beginning October 1, 2019. We adopted Topic 842 using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. Additionally, the Company elected an accounting policy to not record operating lease right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on its condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net operating lease ROU assets of $4.8 million and operating lease liabilities of $4.8 million, as of October 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flow.

●	The impact of the adoption of Accounting Standards Codification (“ASC”) 842 on the balance sheet as of October 1, 2019 was:

	As Reported		Balance
	September 30, 2019	Increase	October 1, 2019
(in thousands)
Operating lease right-of-use assets	$-	$4,800	$4,800
Total assets	109,562	4,800	114,362
Operating lease liabilities	-	800	800
Total current liabilities	30,719	800	31,519
Operating lease liabilities non-current	-	4,000	4,000
Total liabilities	32,816	4,800	37,616
Total liabilities and equity	109,562	4,800	114,362

In connection with the sale/leaseback of non-residential real estate on February 10, 2020, the Company recorded an additional operating ROU assets and operating lease liabilities of $10.8 million during the nine months ended June 30, 2020. See also Note 9 – Property, Plant and Equipment, net in the notes to the condensed consolidated financial statements.

(b)	Recent Accounting Standards or Updates Not Yet Effective
●	In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

NOTE 3.            Summary of Significant Accounting Policies

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 30, 2019. Significant changes to our accounting policies as a result of adopting Topic 842 are discussed below:

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

During the three and nine months ended June 30, 2020, the Company recorded $0.6 million and $1.3 million of operating lease expense, respectively. During the three and nine months ended June 30, 2019, the Company recorded $0.3 million and $1.0 million of rent expense, respectively. The Company's finance leases and short-term leases are immaterial.

Supplemental cash information and non-cash activities related to operating leases are as follows (in thousands):

Nine Months Ended
June 30, 2020
Operating cash outflows from operating leases	$1,111
Operating lease assets obtained in exchange for new lease liabilities	$10,791

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Amount
2020	$1,788
2021	1,830
2022	1,849
2023	1,730
2024	1,719
Thereafter	12,802
Total lease payments	21,718
Less imputed interest	(6,717)
Total	$15,001

The following is a schedule of future minimum operating lease payments as of September 30, 2019 (in thousands):

Amount
2020	$988
2021	839
2022	824
2023	853
2024	655
Thereafter	1,350
Total lease payments	$5,509

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

June 30, 2020
Weighted average remaining lease term (years)	14.7
Weighted average discount rate	6.1%

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 15 - Geographical Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the three months ended June 30,				For the nine months ended June 30,
		% of		% of		% of		% of
(in thousands)	2020	Revenue	2019	Revenue	2020	Revenue	2019	Revenue
Navigation and Inertial Sensing	$9,861	36%	5,604	32%	$28,970	38%	12,157	19%
Defense Optoelectronics	4,164	16%	2,514	15%	11,772	15%	6,974	11%
CATV Lasers and Transmitters	10,905	40%	6,849	40%	29,070	38%	32,383	52%
Chip Devices	1,443	5%	1,854	11%	4,033	5%	9,570	15%
Other	893	3%	398	2%	2,753	4%	1,881	3%
Total revenue	$27,266	100%	$17,219	100%	$76,598	100%	$62,965	100%

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

Following the closing, we incorporated SDI’s products into our Navigation and Inertial Sensing product line and have included the financial results of SDI in our condensed consolidated financial statements beginning on the acquisition date. Net revenue and net income of SDI of $7.7 million and $1.1 million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2020. Net revenue and net loss of SDI of $22.1 million and $0.3 million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2020. Net revenue and net loss of SDI from the acquisition date of $2.0 million and $5,000, respectively, was included in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2019.

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

Pro Forma Financial Information

The following unaudited pro forma financial information presented for the three and nine months ended June 30, 2020 and 2019 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2018, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	For the three months ended		For the nine months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$27,266	$21,976	$76,598	$84,911
Net loss	$(1,287)	$(14,024)	$(7,703)	$(27,069)
Net loss per basic and diluted share	$(0.04)	$(0.50)	$(0.27)	$(0.98)
Weighted-average number of basic and diluted shares outstanding	29,295	28,005	29,052	27,730

NOTE 5.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of	As of
	June 30,	September 30,	June 30,
(in thousands)	2020	2019	2019
Cash	$10,435	$4,338	$3,368
Cash equivalents	19,062	17,236	17,135
Restricted cash	185	403	158
Total cash, cash equivalents and restricted cash	$29,682	21,977	20,661

The Company’s restricted cash includes cash balances which are legally or contractually restricted in use. The Company’s restricted cash is included in current assets as of June 30, 2020, September 30, 2019 and June 30, 2019.

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

●	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly, through market corroboration, for substantially the full term of the financial instrument.
●	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets or liabilities at fair value.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, contract assets, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments. See Note 4 - Acquisition for discussion of the fair value measurement of assets acquired and liabilities assumed in the SDI acquisition.

NOTE 7.            Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	June 30, 2020	September 30, 2019
Accounts receivable, gross	$20,157	$18,645
Allowance for doubtful accounts	(303)	(148)
Accounts receivable, net	$19,854	$18,497

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 8.            Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	June 30, 2020	September 30, 2019
Raw materials	$12,616	$11,510
Work in-process	8,390	8,176
Finished goods	3,404	4,365
Inventory balance at end of period	$24,410	$24,051

NOTE 9.            Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	June 30, 2020	September 30, 2019
Land	$—	$3,484
Building	—	9,405
Equipment	34,577	42,308
Furniture and fixtures	1,125	1,109
Computer hardware and software	3,460	3,554
Leasehold improvements	3,061	2,676
Construction in progress	10,058	9,330
Property, plant, and equipment, gross	$52,281	$71,866
Accumulated depreciation	(31,071)	(34,643)
Property, plant, and equipment, net	$21,210	$37,223

During the three and nine months ended June 30, 2020, the Company sold certain equipment and recognized a gain on sale of assets of approximately $0.3 million and $1.9 million, respectively. In addition, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale.

On February 10, 2020, SDI completed a sale and leaseback transaction with Eagle Rock Holdings LP (“Buyer”) of non-residential real estate (the “Sale and Leaseback Transaction”). Under the terms of the applicable purchase agreement, SDI sold its property located in Concord, California (the “Concord Real Property”) to Buyer for a total purchase price of $13.2 million. The Company received net proceeds of $12.8 million after reducing for transaction commissions and expenses incurred in connection with the sale. The Company recorded a gain on the sale of assets of approximately $0.3 million in the nine months ended June 30, 2020 related to this transaction.

At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations include base monthly rent of $0.75 per square foot, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI is also responsible for all monthly expenses related to the Concord Real Property, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE guaranteed the payment when due of the monthly rent and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement.

As a result of the Lease Agreement, the Company recorded net operating lease ROU assets and operating lease liabilities of $10.8 million during the nine months ended June 30, 2020.

NOTE 10.            Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	June 30, 2020	September 30, 2019
Compensation	$6,136	$5,185
Warranty	644	654
Legal expenses and other professional fees	230	4,407
Contract liabilities	1,011	541
Income and other taxes	1,176	1,135
Severance and restructuring accruals	62	172
Other	1,529	2,427
Accrued expenses and other current liabilities	$10,788	$14,521

NOTE 11.            Credit Facilities and Debt

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

As of June 30, 2020, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of June 30, 2020, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $3.5 million available for borrowing.

Debt

On May 3, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement (the “PPP Loan Agreement”) with Wells Fargo Bank, N.A. under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which the Company received on May 6, 2020.

The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning in November 2020 (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020) and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement.

NOTE 12.            Income and Other Taxes

During each of the three months ended June 30, 2020 and 2019, the Company recorded income tax expense of approximately $14,000. Income tax expense for the three months ended June 30, 2020 and 2019 is composed primarily of state minimum tax expense.

For the nine months ended June 30, 2020 and 2019, the Company recorded income tax benefit (expense) of approximately $27,000 and $(44,000), respectively. Income tax benefit for the nine months ended June 30, 2020 is composed primarily of the reversal of a deferred tax liability related to the Concord Real Property partially offset by state minimum tax expense. Income tax expense for the nine months ended June 30, 2019 is primarily comprised of state minimum tax expense.

For the three months ended June 30, 2020 and 2019, the effective tax rate on continuing operations was 0.0% and 0.1%, respectively. The lower tax rate for the three months ended June 30, 2020 is primarily due to higher revenue in the three months ended June 30, 2020. For the nine months ended June 30, 2020 and 2019, the effective tax rate on continuing operations was 0.0% and 0.1%, respectively. The lower tax rate for the nine months ended June 30, 2020 is primarily due to the federal income tax benefit associated with the sale of the Concord Real Property. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 30, 2020 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at June 30, 2020. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and nine months ended June 30, 2020 and 2019, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2020 and September 30, 2019, we had approximately $0.5 million of interest and penalties accrued as tax liabilities on our balance sheet. We do not believe that it is reasonably possible that any of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

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

The Patent Claims were not determined in the Interim Award or the Modified Partial Final Award. In December 2019, EMCORE and Phoenix entered into a settlement agreement with respect to the Patent Claims pursuant to which EMCORE (i) granted Phoenix a fully paid, perpetual nonexclusive license to the disputed patent and (ii) agreed to pay Phoenix a total of $0.4 million, of which $0.2 million was paid in January 2020, $0.1 million was paid in April 2020 and $0.1 million was paid in July 2020.

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

NOTE 14.            Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain four equity incentive compensation plans, collectively described below as our “Equity Plans”:

●	the 2000 Stock Option Plan,
●	the 2010 Equity Incentive Plan (“2010 Plan”),
●	the 2012 Equity Incentive Plan (“2012 Plan”), and
●	the 2019 Equity Incentive Plan (“2019 Plan”).

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

	For the three months		For the nine months
Stock-based Compensation Expense - by award type	ended June 30,		ended June 30,
(in thousands)	2020	2019	2020	2019
Employee stock options	$4	$6	$13	$20
Restricted stock units and awards	403	380	1,331	1,162
Performance stock units and awards	255	188	910	357
Employee stock purchase plan	52	50	145	132
Outside director equity awards and fees in common stock	65	53	226	152
Total stock-based compensation expense	$779	$677	$2,625	$1,823

	For the three months		For the nine months
Stock-based Compensation Expense - by expense type	ended June 30,		ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$166	$121	$504	$341
Selling, general, and administrative	488	367	1,564	999
Research and development	125	189	557	483
Total stock-based compensation expense	$779	$677	$2,625	$1,823

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. During each of the three months ended June 30, 2020 and 2019, our matching contribution in cash was approximately $0.2 million. Our matching contribution in cash for the nine months ended June 30, 2020 and 2019 was approximately $0.7 million and $0.4 million, respectively.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months		For the nine months
Basic and Diluted Net Loss Per Share	ended June 30,		ended June 30,
(in thousands, except per share)	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(1,287)	$(10,477)	$(7,703)	$(21,009)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(1,287)	(10,477)	(7,703)	(21,009)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	29,295	28,005	29,052	27,730

Net loss per basic and fully diluted share	$(0.04)	$(0.37)	$(0.27)	$(0.76)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	1,410	1,317	1,316	881

For diluted loss per share, the denominator includes all outstanding common shares. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2020 and 2019 due to the Company incurring a net loss for the periods.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (“ESPP”) which provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on approximately February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last trading day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee’s compensation or $25,000.

Future Issuances

As of June 30, 2020, we had common stock reserved for the following future issuances:

Number of Common
Stock Shares Available for
Future Issuances	Future Issuances
Exercise of outstanding stock options	44,976
Unvested restricted stock units and awards	1,630,273
Unvested performance stock units and awards (at 200% maximum payout)	1,752,000
Purchases under the employee stock purchase plan	428,349
Issuance of stock-based awards under the Equity Plans	850,861
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,795,200

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

The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources based on segment profits. We do not allocate sales and marketing or general and administrative expenses to our segments, because management does not include the information in its measurement of the performance of the operating segments. Also, interest expense and interest income are not presented by segment because management does not include this information in its measurement of the performance of the operating segments.

The Aerospace and Defense segment is comprised of two product lines: (i) Navigation and Inertial Sensing; and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters; (ii) Chip Devices; and (iii) Other. Information on reportable segments utilized by our chief operating decision maker is as follows:

	For the three months		For the nine months
(in thousands)	ended June 30,		ended June 30,
	2020	2019	2020	2019
Revenue:
Aerospace and Defense	$14,025	$8,118	$40,742	$19,131
Broadband	13,241	9,101	35,856	43,834
Total revenue	$27,266	$17,219	$76,598	$62,965

Segment Profit:
Aerospace and Defense gross profit	$4,877	$2,587	$12,209	$6,489
Aerospace & Defense R&D expense	3,925	2,559	11,867	5,792
Aerospace and Defense segment profit	$952	$28	$342	$697

Broadband gross profit	$4,341	$1,117	$10,910	$8,832
Broadband R&D expense	882	2,070	2,166	7,216
Broadband segment profit (loss)	$3,459	$(953)	$8,744	$1,616

Total consolidated segment profit (loss)	$4,411	$(925)	$9,086	$2,313
Unallocated (income) expense:
Selling, general and administrative	5,936	9,288	18,962	23,877
Gain on sale of assets	(312)	-	(2,229)	-
Gain from change in estimate on ARO obligation	-	-	-	(40)
Interest expense (income), net	40	(99)	54	(590)
Foreign exchange loss	20	349	29	31
Total unallocated expense	5,684	9,538	16,816	23,278
Loss before income tax expense	$(1,273)	$(10,463)	$(7,730)	$(20,965)

Revenue: The following table sets forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

	For the three months		For the nine months
Revenue by Geographic Region	ended June 30,		ended June 30,
(in thousands)	2020	2019	2020	2019
United States and Canada	$23,209	$14,208	$63,291	$48,432
Asia	2,041	1,684	5,999	9,936
Europe	1,075	1,315	4,480	4,362
Other	941	12	2,828	235
Total revenue	$27,266	$17,219	$76,598	$62,965

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. During each of the three months ended June 30, 2020 and 2019, revenue from three of our significant customers represented an aggregate of 58% and 52% of our consolidated revenue, respectively. During each of the nine months ended June 30, 2020 and 2019, revenue from three and four of our significant customers represented an aggregate of 55% and 57% of our consolidated revenue, respectively.

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

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of June 30, 2020 and September 30, 2019, approximately 97% and 85%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Recent Developments

COVID-19

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic is has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply and labor shortages. In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. While operations at our facility in China were delayed in early February, we were at planned capacity by the end of February and throughout the quarter ended June 30, 2020.

We rely on third party suppliers and contract manufacturers to provide materials, major components and products, and services. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended June 30, 2020, unexpected delays and cancellations of key component deliveries caused disruption to our business, and these actions may continue in the future. In addition, the decline in commercial airline traffic has at times created shortages in air freight capacity, making it more difficult and costly to timely procure parts and components.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19 and have plans in place intended to address or mitigate shortages of labor, material supplies and logistics services. While we believe that our supply chain, logistics and operations teams are currently in a position to meet expected customer demand levels in the coming quarters, we recognize that unpredictable events could create new challenges in the months ahead. We may not be able to address these challenges in a timely manner, which could negatively impact our financial results.

In addition, restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment to the Buyers (defined below), as described in more detail below under “Hytera Transactions”. Travel into Thailand by our manufacturing engineers to support the transfer remains difficult, and customer product qualification processes for products being manufactured in Thailand are being delayed due to our customers’ inability to access their facilities to perform testing. While we are taking actions within our supply chain and manufacturing operations to mitigate the effects of these delays, the timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

Our customer orders to date have generally remain stable with our pre-COVID-19 outlook, except with respect to customer orders related to the CATV Lasers and Transmitters product line, which have increased compared to our pre-COVID-19 outlook. However, qualification testing for certain of our products has been delayed due to customer engineering shortages and limitations on their ability to access their facilities, and development timelines for certain programs are being extended. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenues, and cash flows.

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

SDI Acquisition

On June 7, 2019, we completed the acquisition of SDI, a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. See Note 4 - Acquisition in the notes to our condensed consolidated financial statements for additional information regarding this acquisition. Following the closing, we began integrating SDI into our current Navigation and Inertial Sensing product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date.

Hytera Transactions

As part of the effort to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of EMCORE’s wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million.

As described under “COVID-19” above, travel restrictions and delays in customer product qualification processes related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of some of the Equipment to the Buyers. The Equipment has been or will be transferred to the Buyers in three separate closings, (a) one of which occurred in the quarter ended December 31, 2019, with payment in an amount equal to approximately $1.9 million received in such quarter, (b) one of which is now expected to occur during the quarter ending September 30, 2020, for which 80% of the applicable sale price (approximately $1.4 million) was received in April 2020 and the remaining 20% (approximately $0.4 million) is expected to be received in the quarter ending September 30, 2020, and (c) one of which is now expected to occur during the quarter ending December 31, 2020, with payment to be made following such transfer in an amount equal to (i) 80% of the sale price (approximately $1.1 million) within three months following the third closing and (ii) 20% of the sale price (approximately $0.3 million) within six months following the third closing.

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

Other Actions Related to CATV Business

In the quarter ended September 30, 2019, we also reduced the size of our CATV-related employee headcount and reduced the capacity of our wafer fab to one shift, and in January 2020, we further reduced the size of our employee headcount. These actions incurred costs of $0.4 million in the quarter ended September 30, 2019 and $0.4 million in the quarter ended March 31, 2020 and, together with previously-disclosed headcount reduction at our Beijing, China facility and the continuing shift to a variable cost model in our CATV Lasers and Transmitters product line as described under “Hytera Transactions” above, have collectively resulted in annual cash savings of approximately $3.4 million beginning in the quarter ended March 31, 2020 and continuing through the quarter ended June 30, 2020. These operational changes in CATV also fulfill a strategic objective of better positioning the CATV Lasers and Transmitters product line to generate positive cash flow to help fund the other growth areas of EMCORE including Aerospace and Defense.

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

At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include base monthly rent of $0.75 per square foot, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI is also responsible for all monthly expenses related to the Concord Real Property, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE guaranteed the payment when due of the monthly rent, and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.2	78.5	69.8	75.7
Gross profit	33.8	21.5	30.2	24.3
Operating expense:
Selling, general, and administrative	21.8	53.9	24.8	37.9
Research and development	17.6	26.9	18.3	20.7
Gain from change in estimate on ARO	—	—	—	(0.1)
Gain on sale of assets	(1.1)	—	(2.9)	—
Total operating expense	38.3	80.8	40.2	58.5
Operating loss	(4.5)	(59.3)	(10.0)	(34.2)
Other income:
Interest (expense) income, net	(0.1)	0.6	(0.1)	0.9
Foreign exchange gain	(0.1)	(2.0)	—	—
Total other (expense) income	(0.2)	(1.4)	(0.1)	0.9
Loss before income tax expense	(4.7)	(60.7)	(10.1)	(33.3)
Income tax (expense) benefit	—	(0.1)	—	(0.1)
Net loss	(4.7)%	(60.8)%	(10.1)%	(33.4)%

Comparison of Financial Results for the Three Months Ended June 30, 2020 and 2019

	For the three months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenue	$27,266	$17,219	$10,047	58.3%
Cost of revenue	18,048	13,515	4,533	33.5%
Gross profit	9,218	3,704	5,514	148.9%
Operating expense:
Selling, general, and administrative	5,936	9,288	(3,352)	-36.1%
Research and development	4,807	4,629	178	3.8%
Gain on sale of assets	(312)	—	(312)	N/A
Total operating expense	10,431	13,917	(3,486)	-25.0%
Operating loss	(1,213)	(10,213)	9,000	88.1%
Other income (expense):
Interest (expense) income, net	(40)	99	(139)	-140.4%
Foreign exchange loss	(20)	(349)	329	94.3%
Total other expense	(60)	(250)	190	76.0%
Loss before income tax expense	(1,273)	(10,463)	9,190	87.8%
Income tax expense	(14)	(14)	—	0.0%
Net loss	$(1,287)	$(10,477)	$9,190	87.7%

Revenue

	For the three months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense revenue	$14,025	$8,118	$5,907	72.8%
Broadband revenue	13,241	9,101	4,140	45.5%
Total revenue	$27,266	$17,219	$10,047	58.3%

Aerospace and Defense Revenue:

For the three months ended June 30, 2020, our Aerospace and Defense revenue increased $5.9 million, or 73%, compared to the same period in the prior year. Included in Aerospace and Defense revenue is $7.7 million and $2.0 million of revenue from SDI for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, our Navigation and Inertial Sensing product line revenue increased $4.3 million compared to the same period in the prior year, primarily due to the increase of SDI revenue of $5.7 million. Defense Optoelectronics product line revenue increased $1.6 million compared to the same period in the prior year primarily due to an increase in products sold arising from increased customer demand.

Broadband Revenue:

For the three months ended June 30, 2020, our Broadband revenue increased $4.1 million, or 46%, compared to the same period in the prior year primarily due to an increase in products sold in the CATV Lasers and Transmitters product line due to increased customer demand, arising in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to break the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.

.

Gross Profit

	For the three months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense gross profit	$4,877	$2,587	$2,290	88.5%
Broadband gross profit	4,341	1,117	3,224	288.6%
Total gross profit	$9,218	$3,704	$5,514	148.9%

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

Consolidated gross margins were 33.8% and 21.5% for the three months ended June 30, 2020 and 2019, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

Aerospace and Defense Gross Profit:

For the three months ended June 30, 2020, Aerospace and Defense gross profit increased $2.3 million, or 89%, compared to the same period in the prior year, primarily due to higher revenue, of which $2.5 million results from the inclusion of $3.1 million of SDI gross profit in the three months ended June 30, 2020 compared to $0.6 million in the three months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, Aerospace and Defense gross margin was 34.8% and 31.9%, respectively. The higher gross margin in the three months ended June 30, 2020 is primarily due to higher revenue and product mix.

Broadband Gross Profit:

For the three months ended June 30, 2020, Broadband gross profit increased $3.2 million or 289% compared to the same period in the prior year, primarily as a result of higher revenue and lower costs in the three months ended June 30, 2020 due to actions taken through June 30, 2020 in connection with our ongoing transition to a variable cost model in our CATV Lasers and Transmitters product line. For the three months ended June 30, 2020 and 2019, Broadband gross margin was 32.8% and 12.3%, respectively. The higher gross margin in the three months ended June 30, 2020 is primarily due to higher revenue and product mix.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

SG&A expense for the three months ended June 30, 2020 was lower than the amount reported in the same period in the prior year primarily due to lower fees and costs arising from litigation proceedings partially offset by higher compensation (including due to a higher U.S. headcount than the prior period due to the SDI acquisition) and insurance expenses.

As a percentage of revenue, SG&A expenses were 21.8% and 53.9% for the three months ended June 30, 2020 and 2019, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020 and 2019, Aerospace and Defense R&D expense was $3.9 million and $2.5 million, respectively. For the three months ended June 30, 2020 and 2019, Broadband R&D expense was $0.9 million and $2.1 million, respectively.

R&D expense for the three months ended June 30, 2020 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs (including due to a higher R&D headcount than the prior period due to the SDI acquisition), partially offset by lower project spending, primarily in Aerospace and Defense, and an overall reduction in Broadband R&D expense.

As a percentage of revenue, R&D expenses were 17.6% and 26.9% for the three months ended June 30, 2020 and 2019, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and operating expenses incurred. As a percentage of revenue, our operating loss was (4.5)% and (59.3)% for the three months ended June 30, 2020 and 2019, respectively. The decrease in operating loss as a percentage of revenue in the three months ended June 30, 2020 compared to the same period in the prior year is primarily due to the increase in gross profit, the gain on sale of equipment of $0.3 million and the decrease in SG&A expense partially offset by an increase in R&D expense in the three months ended June 30, 2020.

Other Income

Interest Income, net

During the three months ended June 30, 2020 and 2019, we recorded $30,000 and $0.1 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the three months ended June 30, 2020 was lower than the amount reported in the prior year due to lower interest rates due to the impact of COVID-19 on U.S. financial markets and lower cash and cash equivalents balances.

Foreign Exchange

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

During each of the three months ended June 30, 2020 and 2019, the Company recorded income tax expense of approximately $14,000. Income tax expense for the three months ended June 30, 2020 and 2019 is composed primarily of state minimum tax expense.

Comparison of Financial Results for the Nine Months Ended June 30, 2020 and 2019

	For the nine months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenue	$76,598	$62,965	$13,633	21.7%
Cost of revenue	53,479	47,644	5,835	12.2%
Gross profit	23,119	15,321	7,798	50.9%
Operating expense:
Selling, general, and administrative	18,962	23,877	(4,915)	-20.6%
Research and development	14,033	13,008	1,025	7.9%
Gain from change in estimate on ARO	—	(40)	40	100.0%
Gain on sale of assets	(2,229)	—	(2,229)	N/A
Total operating expense	30,766	36,845	(6,079)	-16.5%
Operating loss	(7,647)	(21,524)	13,877	64.5%
Other income (expense):
Interest (expense) income, net	(54)	590	(644)	-109.2%
Foreign exchange loss	(29)	(31)	2	6.5%
Total other (expense) income	(83)	559	(642)	-114.8%
Loss before income tax expense	(7,730)	(20,965)	13,235	63.1%
Income tax benefit (expense)	27	(44)	71	161.4%
Net loss	$(7,703)	$(21,009)	$13,306	63.3%

Revenue

	For the nine months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense revenue	$40,742	$19,131	$21,611	113.0%
Broadband revenue	35,856	43,834	(7,978)	-18.2%
Total revenue	$76,598	$62,965	$13,633	21.7%

Aerospace and Defense Revenue:

For the nine months ended June 30, 2020, our Aerospace and Defense revenue increased $21.6 million, or 113%, compared to the same period in the prior year. Included in Aerospace and Defense revenue is $22.1 million and $2.0 million of revenue from SDI for the nine months ended June 30, 2020 and 2019, respectively. For the nine months ended June 30, 2020, our Navigation and Inertial Sensing product line revenue increased $16.8 million compared to the same period in the prior year, primarily due to the increase of SDI revenue of $20.1 million, partially offset by a decrease of $3.3 million in our other Aerospace and Defense revenue. For the nine months ended June 30, 2020, our Defense Optoelectronics product line revenue increased $4.8 million compared to the same period in the prior year, primarily due to an increase in products sold arising from increased customer demand.

Broadband Revenue:

For the nine months ended June 30, 2020, our Broadband revenue decreased $8.0 million, or 18%, compared to the same period in the prior year primarily due to lower customer demand in the CATV Lasers and Transmitters and Chips product lines.

Gross Profit

	For the nine months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense gross profit	$12,209	$6,489	$5,720	88.1%
Broadband gross profit	10,910	8,832	2,078	23.5%
Total gross profit	$23,119	$15,321	$7,798	50.9%

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

Consolidated gross margins were 30.2% and 24.3% for the nine months ended June 30, 2020 and 2019, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.5 million and $0.3 million for the nine months ended June 30, 2020 and 2019, respectively.

Aerospace and Defense Gross Profit:

For the nine months ended June 30, 2020, Aerospace and Defense gross profit increased $5.7 million, or 88%, compared to the same period in the prior year, primarily due to higher revenue, of which $6.6 million results from the inclusion of SDI gross profit in the nine months ended June 30, 2020, compared to a $0.6 million inclusion of SDI gross profit in the nine months ended June 30, 2019. For the nine months ended June 30, 2020 and 2019, Aerospace and Defense gross margin was 30.0% and 33.9%, respectively. The lower gross margin in the nine months ended June 30, 2020 is primarily due to product mix.

Broadband Gross Profit:

For the nine months ended June 30, 2020, Broadband gross profit increased $2.1 million, or 24%, compared to the same period in the prior year, primarily as a result of product mix in the nine months ended June 30, 2020. For the nine months ended June 30, 2020 and 2019, Broadband gross margin was 30.4% and 20.1%, respectively. The higher gross margin in the nine months ended June 30, 2020 was primarily the result of product mix.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.6 million and $1.0 million for the nine months ended June 30, 2020 and 2019, respectively.

SG&A expense for the nine months ended June 30, 2020 was lower than the amount reported in the same period in the prior year, primarily due to lower attorneys’ fees and costs arising from litigation proceedings, partially offset by an increase in compensation (including due to a higher U.S. headcount than the prior period due to the SDI acquisition), insurance and bad debt expenses.

As a percentage of revenue, SG&A expenses were 24.8% and 37.9% for the nine months ended June 30, 2020 and 2019, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.6 million and $0.5 million for the nine months ended June 30, 2020 and 2019, respectively.

For the nine months ended June 30, 2020 and 2019, Aerospace and Defense R&D expense was $11.9 million and $5.8 million, respectively. For the nine months ended June 30, 2020 and 2019, Broadband R&D expense was $2.1 million and $7.2 million, respectively.

R&D expense for the nine months ended June 30, 2020 was higher than the amounts reported in the same period in the prior year primarily due to an increase in compensation costs (including due to a higher R&D headcount than the prior period due to the SDI acquisition), partially offset by lower project spending, primarily in Aerospace and Defense and an overall reduction in Broadband R&D expense.

R&D expenses were 18.3% and 20.7% as a percentage of revenue for the nine months ended June 30, 2020 and 2019, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. As a percentage of revenue, our operating loss was (10.0)% and (34.2)% for the nine months ended June 30, 2020 and 2019, respectively. The decrease in operating loss as a percentage of revenue in the nine months ended June 30, 2020 compared to the same period in the prior year is primarily due to the increase in gross profit, the gain on sale of equipment of $1.9 million and the Concord Real Property of $0.3 million and the decrease in SG&A expense, partially offset by the increase in R&D expense in the nine months ended June 30, 2020.

Other Income

Interest Income, net

During the nine months ended June 30, 2020 and 2019, we recorded $0.2 million and $0.6 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the nine months ended June 30, 2020 was lower than the amount reported in the prior year due to the impact of COVID-19 on U.S. financial markets and lower cash and cash equivalents balances.

Foreign Exchange

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. The gain (losses) recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For the nine months ended June 30, 2019, the Company recorded income tax benefit (expense) of approximately $27,000 and $(44,000), respectively. Income tax benefit for the nine months ended June 30, 2020 is composed primarily of the reversal of a deferred tax liability related to the Concord Real Property, partially offset by state minimum tax expense. Income tax expense for the nine months ended June 30, 2019 is primarily comprised of state minimum tax expense.

Order Backlog

EMCORE’s product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. In addition, Broadband products typically ship within the same quarter in which a purchase order is received. Therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods. We have experienced an increase in our backlog in our CATV Lasers and Transmitters product line through the quarter ending December 31, 2020 due to increased customer demand, arising in part from an increase in investment by MSOs in their networks to break the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment as a result of the COVID-19 pandemic. However, we can provide no assurance that such an increase in our backlog will continue beyond December 31, 2020.

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

As of June 30, 2020, cash and cash equivalents totaled $29.5 million and net working capital totaled approximately $55.7 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to requirements that (a) the Company have (i) liquidity of at least $10.0 million, and (ii) for certain specific uses, liquidity of at least $25.0 million after such use and (b) the Company maintain excess availability of at least $1.0 million. The Credit Facility has a maturity date expiring in November 2021, is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 11 - Credit Facilities and Debt in the notes to the condensed consolidated financial statements for additional disclosures. As of August 3, 2020, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $8.2 million available for borrowing.

On May 3, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement (the “PPP Loan Agreement”) with Wells Fargo Bank, N.A. under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which the Company received on May 6, 2020.

The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning in November 2020 (subject to further deferral pursuant to the terms of the Paycheck Protection Flexibility Act of 2020) and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement.

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

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities	For the nine months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash used in operating activities	$(5,405)	$(11,709)	$6,304	53.8%

Fiscal 2020:

For the nine months ended June 30, 2020, our operating activities used cash of $5.4 million, primarily due to our net loss of $7.7 million, changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $3.1 million and gain on disposal of assets of $2.2 million, partially offset by adjustments for non-cash charges, including depreciation and amortization expense of $4.4 million, stock-based compensation expense of $2.6 million, issuance of restricted stock units of $0.4 million, product warranty provision of $0.2 million and bad debt provision of $0.2 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable and contract assets of $2.6 million, inventory of $0.3 million and other assets of $13.7 million, partially offset by an increase in accounts payable of $2.7 million and accrued expenses and other liabilities of $10.7 million.

Fiscal 2019:

For the nine months ended June 30, 2019, our operating activities used cash of $11.7 million, primarily due to our net loss of $21.0 million and partially offset by changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $2.3 million and adjustments for non-cash charges, including depreciation and amortization expense of $5.0 million, stock-based compensation expense of $1.8 million, warranty provision of $0.1 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $5.1 million and an increase in accrued expenses and other liabilities of $6.8 million, partially offset by a decrease in inventory of $1.2 million and other assets of $3.9 million and a decrease in accounts payable of $4.5 million.

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

Net Cash Provided By (Used In) Investing Activities

Investing Activities	For the nine months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash provided by (used in) investing activities	$11,909	$(30,861)	$42,770	138.6%

Fiscal 2020:

For the nine months ended June 30, 2020, our investing activities provided cash of $11.9 million primarily from cash proceeds from the disposal of property, plant and equipment of $15.3 million partially offset by capital-related expenditures of $3.4 million.

Fiscal 2019:

For the nine months ended June 30, 2019, our investing activities used $30.9 million of cash for the acquisition of SDI, net of cash acquired, of $22.2 million and capital-related expenditures of $8.6 million primarily related to investment in our wafer fabrication facility.

Net Cash Provided By Financing Activities

Financing Activities	For the nine months ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash provided by financing activities	$1,190	$35	$1,155	3300.0%

Fiscal 2020:

For the nine months ended June 30, 2020, our financing activities provided cash of $1.2 million primarily due to $6.5 million of borrowings from the PPP Loan and proceeds from stock plan transactions of $0.3 million, partially offset by net payments related to borrowings from our bank Credit Facility of $5.5 million and tax withholding paid on behalf of employees for stock-based awards of $0.1 million.

Fiscal 2019:

For the nine months ended June 30, 2019, our financing activities provided cash of $35,000 primarily from proceeds from stock plan transactions of $0.2 million, partially offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

Contractual Obligations and Commitments

As of the date of this report, other than changes related to adoption of the new lease accounting standard as discussed in Note 2 – Recent Accounting Pronouncements to the condensed consolidated financial statements and the PPP Loan Agreement as discussed in Note 11 – Credit Facilities and Debt, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2019 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating leases described above, that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a discussion of our critical accounting policies and estimates.

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

Interest Rate Risks

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with short notice and invested in money market accounts. Based on the LIBOR rate loans outstanding under our credit facility during the three and nine months ended June 30, 2020, a hypothetical 50 basis points increase in interest rates would have resulted in an insignificant amount of additional interest expense.

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

ITEM 4.            Controls and Procedures

a.           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.           Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020. The COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. However, facility closures or further work slowdowns or temporary stoppages could occur, and in some cases, our facilities and supplier facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact and could delay our development efforts and our deliveries to customers. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, operations at our Beijing facility ceased for one additional week beyond the Chinese New Year holiday in early February as a result of the COVID-19 situation, and additional closures could occur.

In addition, the COVID-19 pandemic has negatively affected, and could have further negative effects on, the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment that we have agreed, as part of our efforts to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, to sell to Hytera Communications (Hong Kong) Company Limited (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), for use by the Buyers in connection with the manufacturing of certain CATV module and transmitter products for us from a manufacturing facility located in Thailand. The sale and transfer of the equipment will occur in three separate closings, one of which occurred in the quarter ended December 31, 2019 and the other two of which are now expected to occur during the quarters ending September 30, 2020 and December 31, 2020, respectively. The timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

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

As described in Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended June 30, 2020, unexpected push-outs and cancellations of key component deliveries caused disruption to our business, and these actions may continue in the future. An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted. In addition, the rapid decline in commercial airline traffic created shortages in air freight capacity, making it more difficult and costly to timely procure parts and components.

As a result of COVID-19, we could see reduced customer orders in certain of our product lines, which could adversely affect our revenues, financial performance and cash flows, and could result in inventory write-downs and impairment losses. Significant delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our revenues and cash flows, and current limitations on travel to customers could impact orders. For example, qualification testing for certain of our products has been delayed due to customer engineering shortages and limitations on their ability to access their facilities. In addition, limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries for certain of our products. Government funding priorities may change as a result of the costs of COVID-19, which could adversely affect our revenues arising from government contracts or subcontracts, and with respect to such contracts, we could experience delays in new program starts or awards of future work or in timelines for current programs, as well as the uncertain impact of contract modifications to respond to the national emergency.

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

2.1

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of December 31, 2019 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on January 6, 2020).

2.2

Purchase and Sale Agreement, dated as of June 7, 2019 by and among EMCORE Corporation, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 10, 2019).

2.3

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

10.2†**	Form of Indemnification Agreement entered into with directors and executive officers.
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

† Management contract or compensatory plan

** Filed herewith

*** The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 6, 2020	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)