Form 10-K
period 2020-09-30
EMCORE CORP
filed 2020-12-08
CIK 808326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of our common stock held by non-affiliates as of March 31, 2020 (the last business day of our most recently completed second fiscal quarter) was approximately $64.5 million, based on the closing sale price of $2.24 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 10% or more of our outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of November 30, 2020, the number of shares outstanding of our no par value common stock totaled 29,560,754.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of our fiscal year ended September 30, 2020 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of September 30, 2020.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K, as such risks and other factors may be amended, supplemented or superseded from time to time by subsequent reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

•

the effects of the COVID-19 pandemic and other potential future public health crises, epidemics, pandemics or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results and cash flows;

•	our small size results in volatility in our cash flow, results of operations and growth prospects, and we could experience revenue fluctuations due to our dependence on a few products for our success;
•	we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders;

•	we are substantially dependent on revenues from a small number of customers and may experience fluctuations in the mix of products and customers in any period;
•

we are subject to the cyclical nature of the markets in which we compete and any future downturn or decline in spending for Cable TV (“CATV”) and optical communications networks may reduce demand for our products and revenue;

•	customer demand is difficult to forecast and if we are unable to match production with customer demand, our results of operations could be negatively impacted;
•

we are subject to risks related to our acquisitions, including that (i) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (ii) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (iii) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (iv) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;

•

our failure to successfully manage the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility could harm our business, financial condition or results of operations;

•	changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results;
•	our substantial operations in China and significant international sales may expose us to risks inherent in doing business in these geographies;
•

we face lengthy sales and qualification cycles for our new products due to the complexity of our products, and, in many cases, must invest a substantial amount of time and money before we receive orders;

•	our production could be disrupted and our results of operations and cash flows could suffer if our production yields are low as a result of manufacturing difficulties;
•	if we do not keep pace with rapid technological change, our products may not be competitive, and increased spending to develop and improve our technology may adversely impact our financial results;
•	pressure from competitors may result in price reductions and periods of reduced demand for our products;
•	a failure to attract and retain managerial, technical and other key personnel could reduce our revenue and operational effectiveness;
•	our ability to achieve operational and material costs reductions and realize production efficiencies is critical to our ability to achieve long-term profitability;
•	our operating results could be harmed if we are unable to obtain timely delivery of sufficient materials or components or if the prices of such materials or components increase;
•	the failure of our contract manufacturers to timely deliver qualified products at reasonable prices could adversely affect our business;
•

our vendor-managed inventory programs could result in increased inventory levels and/or decreased visibility into the timing of sales, and shifts in industry demand and inventories could result in significant inventory write-downs;

•	any defects in our products may cause us to incur significant costs, divert management’s attention or result in a loss of customers or product liability claims;

•

our government contracts are subject to risks of budgetary constraints or spending reductions and may subject us to governmental audits, investigations or other scrutiny that could adversely affect our business;

•

our business may be materially harmed if we fail to protect our intellectual property and other proprietary rights or are unable to successfully defend against claims of infringement of the rights of others;

•	we could be subject to legal consequences if we fail to comply with the Modified Partial Award issued in connection with the proceedings commenced against us by Phoenix Navigation Components, LLC;
•	a cyberattack or other failure or security breach of our information technology infrastructure, or the theft, loss or misuse of personal data, could adversely affect our business and operations;
•

our costs of compliance, or failure to comply, with applicable state, federal and international legal and regulatory requirements could increase our operating costs and adversely affect our business; and

•

we may undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers.

EMCORE Corporation

FORM 10-K

For the Fiscal Year ended September 30, 2020

PART I.

ITEM 1. Business

Company Overview

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1984 as a New Jersey corporation. We became publicly traded in 1997 and are listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. We are a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the Cable TV (“CATV”) industry.

We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and continues to be a leading provider of optical solutions for the broadband communications market. In addition, we expanded our work with optics to target the Aerospace and Defense market – with the development of our fiber optic gyro and inertial sensor technologies as well as and high frequency optical transmitters and components. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June of 2019, we further expanded our portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology.

We have fully vertically-integrated manufacturing capability through our Indium Phosphide (“InP”) compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support our vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications.

Beginning with the fiscal year ended September 30, 2020, as a result of the acquisition of SDI and the increased size and growth expectations of our aerospace and defense business, we began using two reporting segments, Aerospace and Defense, and Broadband. Aerospace and Defense is comprised of two product lines: (i) Navigation and Inertial Sensing, and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters, (ii) Chip Devices, and (iii) Other. Due to a shift in customer base, the previously existing Satellite/Microwave Communications product line has been renamed “Defense Optoelectronics.”

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

Overview of Our Industries and Markets We Serve

InP compound semiconductor-based products provide the foundation of components, subsystems, and systems used in a broad range of technology markets. Compound semiconductor materials can provide electrical or electro-optical functions, such as emitting optical communications signals and detecting optical communications signals.

Specifically, within our Broadband reporting segment, our products serve the CATV, Wireless, Fiber-To-The-Premises (“FTTP”), Long-Term Evolution (“LTE”) and Data Center markets; and our Aerospace and Defense products primarily serve the Aerospace and Defense and Satellite Communications markets.

Navigation and Inertial Sensing Product Line

Through our vertically-integrated infrastructure, we have been able to adapt the same technologies, chip designs, and production assets applicable to our CATV products to the development of state-of-the-art Fiber Optic Gyroscopes (“FOG”) that have broad application within the aerospace and defense markets for land, sea, air and space navigation. This gives us the ability to leverage our high-volume infrastructure for lower volume, higher value-added product. We have expanded our FOG-based product line to include Inertial Measurement Units (“IMU” or “IMUs”) and Inertial Navigation Systems (“INS”) that provide compelling size, weight and power (“SWaP”) compared to competing or legacy systems. In June of 2019, we added the SDI series of Quartz MEMS (“QMEMS”) gyros and IMU products to our portfolio, expanding our portfolio to better address high volume markets and taking advantage of our core wafer fabrication and processing capabilities to further improve upon SDI’s base technology platforms.

Sales of our Navigation and Inertial Sensing products that are related to U.S. government contracts or subcontracts may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government or an agency thereof.

●	Fiber Optic Gyroscope Products - Our FOG program has received multiple U.S. patents and has been qualified for several key military programs for applications including Unmanned Aerial Systems, line-of-site stabilization, aviation and aeronautics. All of our FOGs feature advanced optics with only three components for simplified assembly along with Digital Signal Processing (“DSP”) or Field Programmable Gate Array (“FPGA”) for higher accuracy, lower noise and greater efficiency. The integrated DSP or FGPA also improves optical drift stability and enables higher linearity and greater environmental flexibility. Our FOG products range from tactical to navigational grade gyros where the critical specifications for fiber length, Angle Random Walk and drift rate improves through the product line to provide customers greater flexibility in choosing the performance level that best meets their application.
●	Quartz MEMS Gyroscope Products - Our Systron Donner Inertial brand supplies high performing MEMS Inertial Sensors & Systems. Our quartz MEMS Gyroscopes, Accelerometers, Inertial Measurement Units and GPS/INS products deliver a clear, continuously improving size, weight, power, and cost advantages over alternative technologies. With more than 50 years of extensive experience in these technologies, we are developing leading-edge disciplines with new innovative products, which are enabling advanced performance capabilities in mission critical applications worldwide.

Systron Donner Inertial products have no moving parts, no friction, no known modes of wear out, and require no recalibration or rebuilding. They deliver industry-leading reliability under demanding conditions through dedicated engineering technology and manufacturing operations excellence, and AS9100 Aerospace Quality

System Certification. Our QMEMS products provide precision system solutions and establish high standards for price and/or performance characteristics across guidance, navigation, control, pointing and stabilization applications in commercial and military aircraft, unmanned autonomous vehicles, land vehicles, precision guided weapons, industrial and marine platforms.

●	FOG-Based Inertial Measurement Units and Navigation Systems Products - Our FOG-based IMU and INS systems provide compelling SWaP performance compared to competing systems. Our products provide customers the flexibility to choose options from straightforward IMU operation to full navigation and are higher performance form, fit and function replacements for other IMUs and legacy systems. Our FOG-based IMUs and INS products deliver high-precision with up to five-times better performance than competing units in compact, portable form-factors that provide standalone aircraft grade navigator performance at one-third the size of competing systems.

Defense Optoelectronics Product Line (Formerly Satellite/Microwave Communications Products)

We have an established history as a pioneer of innovative Radio Frequency (“RF”) over fiber solutions for high-performance fiber optic links in the terrestrial portion of satellite communications networks. Our satellite/microwave band components and complete systems transport an ultra-broadband frequency range including IF, L, S, C, X, DBS, Ku, K, Ka, and Ultra-Wideband signal transport. A wide range of high-dynamic-range applications are supported including satellite antenna remoting and signal distribution, inter- and intra-facility links, site diversity systems, high-performance supertrunking links, electronic warfare systems and radar testing. Our complete line of satellite and microwave components, subassemblies and systems eliminate the distance limitations of copper-based coaxial systems. Our rack-mount Optiva Platform RF & Microwave Fiber Optic Transport System features a wide range of Simple Network Management Protocol managed fiber optic transmitters, receivers, optical amplifiers, RF and optical switches, passive devices and Ethernet products that provide high-performance fiber optic transmission between satellite hub equipment and antenna dishes.

We also offer a series of ruggedized microwave flange-mount transmitters, receivers and optical delay line products that meet the reliability and durability requirements of the U.S. government and defense markets. These products are tailored to the requirements of higher frequency applications such as microwave antenna signal distribution, electronic warfare systems and radar system calibration and testing. They provide our customers with high frequency, dynamic range, compact form-factors, and extreme temperature, shock and vibration tolerance. Sales of our satellite/microwave communications products that are related to U.S. government contracts or subcontracts may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government or an agency thereof.

Cable TV Lasers and Transmitters Product Line

We are a leader in providing RF over fiber products for the CATV industry. Our products enable cable systems providers to increase data transmission distance, speed and bandwidth in Hybrid Fiber Coaxial networks, with lower noise and power consumption. This empowers cable service operators to meet the growing demand for high-speed Internet, HDTV, Ultra HDTV, 4K, video streaming and other advanced services. Our CATV products include forward and return-path analog lasers, receivers, photodetectors and subassembly components; analog and digital fiber-optic transmitters, Quadrature Amplitude Modulation transmitters, optical switches and CATV fiber amplifiers.

Our latest series of CATV transmitters feature our Linear Externally Modulated Laser (“L-EML”) technology that enables long distance optical link performance approaching traditional lithium niobate-based externally-modulated transmitters, but is more cost-effective and far exceeds the performance of Distributed Feedback (“DFB”) laser-based systems. Our CATV transmitter products are offered on an original equipment manufacturing and original design manufacturing basis for integration into complete CATV transmission systems. We also offer our own branded line of EMCORE Medallion series rack-mount CATV transmitters, optical switches and fiber amplifiers. Our Medallion series products include Data Over Cable Service Interface Specification (“DOCSIS”) 3.1, 1550 nm externally-modulated transmitters, 1550 nm directly-modulated transmitters, optical A/B switches, and 1RU and 2RU rack-mount CATV fiber amplifiers. Our Medallion series transmitters, optical switches and fiber amplifiers, in conjunction with our components and Radio Frequency over Glass products, comprise a complete end-to-end CATV system.

In addition, we are a leading provider of optical components including lasers, receivers and photodetectors (also called “photodiodes”) for us in the cable television market. Our products include CWDM (“Coarse Wavelength Division Multiplexing”) and DWDM (“Dense Wavelength Division Multiplexing”), 1310 nm and 1550 nm DFB lasers and optical receivers optimized for CATV, DOCSIS 3.1 and wireless applications. In addition, we offer broadband photodiodes used in forward-and return-path broadband and FTTP applications.

Chip Devices Product Line

Telecommunications companies throughout the world have been extending their Passive Optical Network (“PON”) infrastructure to business, enterprise and residential customers for several years. From the time we began selling telecom module products in 2015, we have supported this market through commercialization of products developed in our InP wafer fab to become a merchant supplier of high-performance chip devices to the Telecom industry. Our semiconductor wafer fabrication facility features metal-organic chemical vapor deposition (“MOCVD”) reactors for 2" or 3" wafer processing for InP-based devices including high-power gain chips, laser chips, Avalanche Photodiode (“APD”) and P-type Intrinsic N-type (“PIN”) photodetector chips. Our technical team has expertise in device design, epitaxial growth, wafer processing, device characterization, and Chip-On-Block (“COB”), TO-Can and Optical Sub-Assembly from development through manufacturing.

●	High-Power Gain Chips Products - Through our previous experience in the Telecom tunable module market, we have design and engineering expertise in the development and manufacturing of high-power gain chips for tunable lasers and transceivers utilized in coherent DWDM optical transmission systems.
●	Photodiode Products - In addition to our offering of GPON and gain chip products, we also offer photodiodes for use in Telecommunications and Datacenter applications. These products include (but are not limited to) 2.5G and 10G APD top and bottom illuminated chips and COB, along with 10G PIN photodiode chips, with additional products in development.
●	GPON FTTP and Data Center Chip Products - Our chip devices portfolio is continually developing to support the latest advances in PON including GPON, 10G-EPON, XG-PON, XGS-PON, along with 4G LTE and data center applications. Our laser chip devices offering includes 2.5G and 10G PON DFB and 10G Fabry-Perot laser chips. The wavelengths our products support include 1270, 1290, 1310, 1330, 1490, 1550 and 1610 nm.

Other Optical Product Line

Our Other Optical Product Line is comprised of lasers and subsystems sold into a variety of applications, including wireless, distributed sensing, and Light Detecting and Ranging. (“LiDAR”).

●	Wireless Communications Products - The increasing dependence on wireless access for social media, text, email, uploading and downloading of apps, music, videos and photos has created greater demand for deployment of cost-effective, high-performance, integrated wireless Distributed Antenna System (“DAS”) networks. Wireless systems providers are building systems in subway tunnels, stadiums, hotels, high-speed trains and cruise ships. We have developed linear fiber optic products that are optimized for wireless applications which we believe integrate extremely well into these systems. They enhance bandwidth and linearity to enable the delivery of consistent, reliable signals in areas where interference is high or signals are weak. Our products for wireless applications include DFB lasers and optical receivers specifically designed for wireless networks, 3 GHz and 6.5 GHz fiber optic links for cellular backhaul, 4G LTE and DAS.

●	LiDAR and Distributed Sensing Products - EMCORE offers narrow linewidth 1310 and 1550 nm DFB lasers optimized for LiDAR and distributed sensing applications.

Customers

Our major customers include: Cisco Systems Inc., Commscope Holding Company, Inc. and Raytheon Company and their respective affiliates. In the fiscal year ended September 30, 2020, Cisco Systems Inc., Commscope Holding Company, Inc. and Raytheon Company and their respective affiliates each represented greater than 10% of our consolidated revenue. See Note 15 – Segment Data and Related Information in the notes to our consolidated financial statements for additional information about our significant customers.

Strategic Plan

Strategy and Alternatives Committee of the Board of Directors

In addition to organic growth and development of our existing businesses, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with overseeing our strategic plan and evaluating strategic opportunities and alternatives available to us, including potential mergers, acquisitions, divestitures and other key strategic transactions outside the ordinary course of our business. Accordingly, the Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include, at various times depending on the circumstances, acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders. The Strategy Committee may engage financial and other advisors to assist it in doing so. Accordingly, the Strategy Committee and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify strategic opportunities that we will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Acquisition of Systron Donner Inertial, Inc.

On June 7, 2019, we acquired SDI, a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing QMEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.0 million in cash after working capital adjustments and (ii) the issuance of 810,698 shares of common stock with an aggregate value of approximately $3.0 million as of the closing date.

Following the closing, we began integrating SDI into our Navigation and Inertial Sensing product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components, and equipment used in our products, though no single supplier of raw materials or components accounts for more than 10% of our aggregate consolidated cost of goods sold. We continually review our supplier relationships to mitigate risks and lower costs, especially where we depend on one or two suppliers for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our suppliers in order to prevent any interruptions in supply and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of critical supplies in a timely manner.

We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of "conflict minerals". These rules have imposed and will continue to impose additional costs and may introduce new risks related to our ability to verify the origin of any "conflict minerals" used in our products.

Manufacturing

We utilize MOCVD systems that are capable of processing virtually all compound semiconductor-based materials. Our operations include wafer fabrication, device design and production and fiber optic module, subsystem and system design and manufacture. Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with key suppliers. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain products, subsystems, components, and subassemblies to contract manufacturers located domestically or overseas. Our contract manufacturers maintain comprehensive quality assurance and delivery systems, and we continuously monitor them for compliance.

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

As part of the effort to better streamline operations and move to a variable cost model with respect to our Cable TV Lasers and Transmitters product line, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the Peoples Republic of China (“P.R.C.”) (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from us certain Cable TV Laser and Transmitter manufacturing equipment (the “Equipment”) located at the manufacturing facility of our wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million. The Equipment is in the process of being transferred to the Buyers in multiple closings, some of which have been delayed due to travel restrictions and delays in customer product qualification processes related to the COVID-19 pandemic, and the last of which is now expected to occur during the quarter ending June 30, 2021. Concurrently with entry into the Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain CATV Laser and Transmitter products for us from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. These manufacturing activities commenced during the fiscal year ended September 30, 2020.

Sales and Marketing

We sell our products worldwide through our direct sales force, application engineers, third party sales representatives and distributors. Our sales force communicates with our customers’ engineering, manufacturing, and purchasing personnel to provide optimized customer solutions through product design, qualifications, performance, and price. Our strategy is to use our direct sales force to sell to original equipment manufacturers and key accounts and to expand our use of distribution partners for increased coverage in both international markets and certain domestic segments.

Throughout our sales cycle, we work closely with our customers to qualify our products into their product lines and platforms. As a result, we often develop strategic and long-lasting customer relationships with products and services that are tailored to our customers’ requirements. We focus our marketing communication efforts on increasing brand awareness, communicating our technologies’ advantages, and generating leads for our sales force. We use a variety of marketing methods, including our website, participation at trade shows, and selective advertising to achieve these goals.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $20.3 million, $19.4 million and $15.4 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. As a percentage of revenue, research and development expenses were 18.4%, 22.3% and 18.0% for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Our research and development expense consists primarily of compensation expense, including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they relate to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2020, we held approximately 65 U.S. patents and approximately 80 foreign patents and had at least 6 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2021 and 2038. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change, and with respect to certain of our product lines, frequent introduction of new products, short product life cycles, and significant price erosion. We face actual and potential competition from numerous domestic and international companies. Many of these companies have significant engineering, manufacturing, marketing, and financial resources.

We also sell our products to current competitors and companies with the capability of becoming competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the European Union and certain countries throughout the world, political and legal arrangements encourage the purchase of domestically produced goods, which places us at a disadvantage in those regions or countries.

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

Employees

As of September 30, 2020, we had approximately 387 employees, including approximately 100 international employees that are located primarily in China. This represents a decrease of approximately 33 employees when compared to September 30, 2019. None of our employees are covered by a collective bargaining agreement. We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry and fiber optics industries. Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to our Company.

ITEM 1A.Risk Factors

Risks Related to the Effects of COVID-19 and Other Potential Future Public Health Crises, Epidemics, Pandemics or Similar Events.

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

In addition, the COVID-19 pandemic has negatively affected, and could have further negative effects on, the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment that we have agreed, as part of our efforts to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, to sell to Hytera HK and Shenzhen Hytera (together with Hytera HK, the “Buyers”), for use by the Buyers in connection with the manufacturing of certain CATV module and transmitter products for us from a manufacturing facility located in Thailand. The sale and transfer of the equipment will occur in three separate closings, one of which occurred in the quarter ended December 31, 2019 and the other two of which are now expected to occur during the quarters ending March 31, 2021 and June 30, 2021, respectively. The timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

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

As described elsewhere in Item 1A, Risk Factors of this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties. Many of our suppliers have at times temporarily ceased or limited their operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended June 30, 2020, unexpected push-outs and cancellations of key component deliveries caused disruption to our business, and these actions may continue in the future. An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted. In addition, the rapid decline in commercial airline traffic created shortages in air freight capacity, making it more difficult and costly to timely procure parts and components.

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

Risks Related to Demand, Competition, Product Development and Manufacture and Operations

We have incurred losses from continuing operations and our future profitability is not certain.

For the fiscal years ended September 30, 2020, 2019 and 2018, loss from operations was $7.0 million, $36.0 million and $17.5 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

We are a small company and dependent on a few products for our success.

We are a small company with a narrow, focused portfolio of products. Our small size could cause our cash flow, results of operations and growth prospects to be more volatile and makes us more vulnerable to focused competition. As a small company, we will be subject to greater revenue fluctuations if our older product lines’ sales were to decline faster than we anticipate. In addition, we may not be able to appropriately restructure or maintain our supporting functions to fit the needs of a small company, which could adversely affect our business, financial condition, results of operations, and cash flows.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders.

We believe that our existing cash and cash equivalents, and cash flows from our operating activities and funds available under our credit facilities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we operate in industries that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or execute on our current or future business strategies, including to:

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

A small number of customers account for a significant portion of our revenue, and our dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal year ended September 30, 2020, sales to three customers accounted for an aggregate of 57% of our total consolidated revenues, for the fiscal year ended September 30, 2019, sales to three customers accounted for an aggregate of 55% of our total consolidated revenues, and for the fiscal year ended September 30, 2018, sales to two customers accounted for an aggregate of 60% of our total consolidated revenues. Revenue from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from our existing major customers with sales from new customers or other existing customers. Because of our reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition and cash flows.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

•	a downturn in the markets for our customers’ products;

•	discontinuation by our vendors of, or unavailability of, components or services used in our products;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	a failure to anticipate changing customer product requirements;

•	market acceptance of our products;

•	cancellations or postponements of previously placed orders;

•	increased financing costs or any inability to obtain necessary financing;

•	the impact on our business of current or future cost reduction measures;

•	a loss of key personnel or the shortage of available skilled workers;

•	economic conditions in various geographic areas where we or our customers do business;

•	the impact of political uncertainties, such as government sequestration and uncertainties surrounding the federal budget, customer spending and demand for our products;

•	significant warranty claims, including those not covered by our suppliers;

•	product liability claims;

•	other conditions affecting the timing of customer orders;

•	reductions in prices for our products or increases in the costs of our raw materials;

•	effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	obsolescence of products;

•	research and development expenses incurred associated with new product introductions;

•	natural disasters, such as hurricanes, earthquakes, fires, and floods;

•	pandemics, including COVID-19;

•	the emergence of new industry standards;

•	the loss or gain of significant customers;

•	the introduction of new products and manufacturing processes;

•	changes in technology;

•	intellectual property disputes;

•	customs (including tariffs imposed on our products or raw materials, equipment or components used in the production of our products), import/export, and other regulations of the countries in which we do business;

•	the occurrence of M&A activities; and

•	acts of terrorism or violence and international conflicts or crises.

In addition, the limited lead times with which several of our customers order our products restrict our ability to forecast revenue. We may also experience a delay in generating or recognizing revenue for a number of reasons. For example, in certain of our product lines, orders at the beginning of each quarter typically represent a small percentage of expected revenue for that quarter. We depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our results of operations and cash flows.

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

Our acquisition of Systron Donner Inertial, Inc. and acquisitions of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our shareholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business, maintain our competitive position or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. For example, in June 2019, we acquired Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. Our acquisition of SDI, and any other acquisitions, joint ventures and similar transactions that we may enter into from time to time, involve a number of risks that could harm our business and result in SDI or any other acquired business or joint venture not performing as expected, including:

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

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. The Strategy and Alternatives Committee of the Board and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership, or other or strategic alternative in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

If we are unable to successfully manage the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility, our business, financial condition, results of operations and cash flows could be harmed.

In October 2019, we entered into (i) an agreement with Hytera Communications (Hong Kong) Company Limited and Shenzhen Hytera Communications Co., Ltd. (collectively, “Hytera”) to transfer and sell to Hytera the equipment that was being used by us to manufacture certain of our CATV modules and transmitters and (ii) an agreement pursuant to which Hytera agreed to manufacture such CATV modules and transmitters for sale to us.  In connection with these agreements, the manufacture of our product lines and sub-assemblies previously manufactured at our Beijing facility is in the process of being relocated to a facility located in Thailand.

This transition could involve the re-acceptance and requalification of certain of our products by customers, potentially creating a competitive disadvantage for our products. These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term. In addition, restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment to Hytera.

Travel into Thailand by our manufacturing engineers to support the transfer remains difficult, and customer product qualification processes for products being manufactured in Thailand are being delayed due to our customers’ inability to access their facilities to perform testing. The timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products. This transition has also and will continue to cause us to incur costs associated with the shipment of complex manufacturing equipment.  If we are unable to manage this transfer smoothly and comprehensively, we could suffer delays, resulting in harm to our reputation with our customers and potentially loss of customers.  If we are unable to successfully manage the relocation or initiation of the manufacture of these products by our contract manufacturer, our business, financial condition, results of operations and cash flows could be harmed.

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

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in our customer requirements, manufacturing facilities or processes or those of our third-party contract manufacturers (“CMs”) and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on, and our production capacity for, those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in lower yields, gross margins and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from our suppliers.

We also have substantial risk of interruption in manufacturing resulting from fire, natural disaster, equipment failures, acts of government, or similar events, because we manufacture most of our products using a few facilities, and do not have back-up facilities available for manufacturing these products. We could also incur significant costs to repair or replace products that are defective and in some cases costly product redesigns and/or rework may be required to correct a defect. Additionally, any defect could adversely affect our reputation and result in the loss of future orders.

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

We compete in markets that are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards, continuous improvement in products and the use of our existing products in new applications. We may not be able to develop the underlying core technologies necessary to create new products and enhancements to our existing products at the same rate as or faster than our competitors, to develop products that effectively compete with competitors’ products used in new applications, such as remote physical layer, or to license the technology from third parties that is necessary for our products. Product development delays may result from numerous factors, including:

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

Our operating results could be harmed if we are unable to obtain timely deliveries of sufficient materials, components, or services of acceptable quality from sole or limited sources of materials, components, or services, or if the prices of materials, components, or services for which we do not have alternative sources increase.

We currently obtain materials, components, and services used in our products from limited or sole sources. We generally do not carry significant inventories of any raw materials. The reliance on a sole supplier, single qualified vendor or limited number of suppliers could result in delivery or quality problems or reduced control over product pricing, reliability and performance. For example, many of our suppliers temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us in certain periods. Because we often do not account for a significant part of our suppliers’ businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business, and we may need large end of life purchases when a sole source supplier is ceasing manufacturing of required components. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies, or if import tariffs are imposed on these materials. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could adversely affect our results of operations and cash flows. In addition, our reliance on these suppliers may adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

If our CMs fail to deliver qualified products at reasonable prices and on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely affected.

We use CMs as a less-expensive alternative to our manufacturing of certain products. CMs in Asia currently manufacture a significant portion of our CATV fiber optics products. In some cases, we supply inventory to our CMs, and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

If these CMs do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these CMs, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our ability to oversee and control the assembly process, quality and delivery schedules. If we fail to manage our relationship with our CMs, or if any of the CMs experience financial difficulty, delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed.

The use of CMs located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs, and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability and natural disasters;

•	potential adverse actions by the U.S. government pursuant to its stated intention to reduce the loss of U.S. jobs;

•	trade and travel restrictions; and

•	the outbreak of infectious diseases which could result in travel restrictions or the closure of the facilities of our CMs.

Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally. Prior to our customers accepting products manufactured at our CMs, they must qualify the product and manufacturing processes. The qualification process determines whether the product manufactured at our CM achieves our customers' quality, performance, and reliability standards. The qualification process can be lengthy and expensive, with no guarantee that any particular product qualification process will lead to profitable product sales, and our expectations as to the time periods required to qualify a product line and ship products in volumes to our customers may be erroneous. Delays in qualification can impair our expected timing of the transfer of a product line to our CM and may impair our expected amount of sales of the affected products. Any of these uncertainties or delays could adversely affect our operating results and customer relationships. For example, during 2020, customer product qualification processes for our CATV Laser and Transmitter products that were beginning to be manufactured at a CM’s facility in Thailand were delayed due to our customers’ inability to access their facilities to perform testing due to COVID-19, causing delays in our ability to have such products manufactured from this location and increasing our costs to produce these products.

In addition, certain of our CMs may terminate our agreements with them upon prior notice to us or immediately for reasons such as if we become insolvent or if we fail to perform a material obligation under the agreements. If we are required to change CMs or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business, financial condition, results of operations and cash flows.

We participate in vendor managed inventory programs for the benefit of certain of our customers, which could result in increased inventory levels and/or decreased visibility into the timing of sales.

Certain of our significant customers have implemented a supply chain management tool called vendor managed inventory (“VMI”) that requires us to assume responsibility for maintaining an agreed upon level of consigned inventory at the customer’s location or at a third-party logistics provider, based on the customer’s demand forecast. Notwithstanding the fact that we or our CM builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled from the customer or third-party location to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s or third-party logistics provider’s physical location, it remains inventory owned by us until the inventory is drawn or pulled, which is the time at which the sale takes place. In addition, certain of our customers require us to maintain agreed levels of product inventory at our own locations. Our participation in VMI programs and our commitment to other product inventory requirements at our own locations has resulted in our experiencing higher levels of inventory than we might otherwise and has decreased our visibility into the timing of when our finished goods will ultimately result in revenue-generating sales.

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

In addition, our products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components, modules and subsystems and may be expected to interpolate with modules and subsystems produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems or loss of customers, all of which would harm our business. The occurrence of any defects in our products could also give rise to liability for damages caused by such defects. Although we carry product liability insurance to mitigate this risk, insurance may not adequately or entirely cover costs that may arise from defects in our products or otherwise, nor will it protect us from reputational harm that may result from such defects. Costs incurred in connection with product recalls or warranty or product liability claims may adversely affect our business, financial condition, results of operations, and cash flows.

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

These risks are increased by the fact that our customers include large sophisticated companies that have considerable purchasing power and control over their suppliers. If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers.

The majority of our development contracts are for a fixed price, and fixed-price development work inherently has more uncertainty than production contracts and, therefore, entails more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and adverse cost impacts, which could increase our estimated cost to perform the work, either of which could adversely affect our results of operations. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates. If we are unable to meet these contract requirements, revenue from these contracts could be reduced through the incorporation of liquidated damages, the contract could be terminated for default, and we could be subject to other financially significant consequences. We use our best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates used to prepare our financial statements are appropriate, future events could result in unfavorable adjustments to those estimates which in turn would adversely affect our results of operations.

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

Risks Related to International Sales and Operations

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

The U.S. government has recently taken certain actions with respect to its trade policies, including recently imposed tariffs affecting certain products manufactured in China, and may take further actions with respect to these policies in the future. For example, the U.S. and China have applied tariffs to certain of each other’s exports. Certain of our broadband products manufactured by our Chinese affiliate have been included in the tariffs imposed on imports into the U.S. from China, and these products manufactured by our Chinese affiliate may be subject to tariff increases that may be implemented in the future. China has imposed retaliatory tariffs affecting certain products manufactured in the U.S. and imported into China, including our chip products manufactured in the U.S., and other products manufactured by us in the U.S. may be included on lists of products to be targeted by proposed tariff increases that may be implemented by China in the future. The implementation of these tariffs could result in decreased sales of our products manufactured in China and shipped to the U.S. and sales of our products manufactured in the U.S. and shipped to China, which would negatively impact our business.

In addition, it is unknown whether and to what extent new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing products into the U.S., or that might trigger retaliatory action by U.S. trading partners. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industries and customers. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Businesses in China have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Moreover, familiarity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reporting procedures is less common in China. As a consequence and due to our current operations in China, we may have difficulty employing accounting personnel experienced with U.S. GAAP, and we may have difficulty integrating our China-based accounting staff with our U.S.-based finance organization. As a result of these factors, we may experience difficulty in maintaining adequate management and financial controls over our China operations. These difficulties include collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. public-company reporting requirements. We may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed.

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

For the fiscal years ended September 30, 2020, 2019 and 2018, sales to customers located outside the U.S. accounted for approximately 17%, 21% and 19%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers’ billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. In addition, certain of our sales to customers with a U.S. billing address may be physically shipped to a location outside of the U.S. Our international sales and operations are subject to a number of material risks, including, but not limited to:

•	political and economic instability or changes in U.S. government policy with respect to the foreign countries where our customers are located may inhibit export of our products and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;

•	tariffs and other barriers may make our products less cost competitive or may reduce our gross margin on these products;

•	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

•	potentially adverse tax consequences to our customers may damage our cost competitiveness;

•	customs, import/export, and other regulations of the countries in which we do business may adversely affect our business;

•	different technical standards or requirements, such as country or region-specific requirements to eliminate the use of lead, which we may incorporate into certain of our products, could prevent us from selling these products in these regions;

•	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affecting our business; and

•	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

Negative developments in one or more countries or regions in which we operate or sell our products could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, or a higher cost of doing business, any of which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we may be exposed to legal risks under the laws of the countries outside the U.S. in which we do business, as well as the laws of the U.S. governing our business activities in those other countries, such as the U.S. Foreign Corrupt Practices Act ("FCPA").

Risks Related to Intellectual Property Rights, Litigation and Cybersecurity

Our failure to obtain or maintain the right to use certain intellectual property may adversely affect our business, financial condition, results of operations, and cash flows.

Our industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights and licensing offers to commercialize third party patent rights. Numerous patents in our industries are held by others, including our competitors and certain academic institutions. Our competitors may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. We cannot be certain that:

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

For example, in June 2018, Phoenix Navigation Components, LLC (“Phoenix”) commenced an arbitration against us with the American Arbitration Association in New York and a special proceeding against us in the New York Supreme Court, Commercial Division. Please see the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the notes to our consolidated financial statements for additional information regarding these proceedings.

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

We also attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, as well as contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and we cannot be certain that our confidentiality and non-disclosure agreements will not be breached, especially after our employees or those of our CMs end their employment or engagement with us or with them, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, we could lose our competitive advantage and our business, results of operations, financial condition and cash flows could be materially harmed.

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

We may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, complaints that may be filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. If any litigation is resolved against us, we could be subject to substantial damages. Thus, an unfavorable outcome or settlement of one or more lawsuits may have an adverse effect on our business, financial condition, results of operations and cash flows. Even if litigation is not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming and disruptive to normal business operations.

Our costs of defending litigation have been significant in the past, may continue to be costly, and may not be covered by our insurance policies. The defense of litigation could also result in diversion of our management's time and attention away from business operations, which could harm our business.

We could be subject to legal consequences if we fail to comply with the Modified Partial Final Award issued in connection with the Phoenix legal proceedings.

In the Interim Award incorporated by reference into the Modified Partial Final Award (in each case as defined in the disclosures under the caption “Legal Proceedings” in Note 13 – Commitments and Contingencies in the notes to our consolidated financial statements), the arbitrator determined and ordered that we are is required to pay Phoenix a royalty of 7.5% of the sale price on (i) future customer payments for certain of our product contracts previously entered into at the time the Interim Award was issued and (ii) customer payments for future sales of any product using any Deemed Trade Secret (as defined in the disclosures under the caption “Legal Proceedings” in Note 13 – Commitments and Contingencies in the notes to our consolidated financial statements), in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and we are required to concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports, provided that following the first $1.0 million of royalty payments on our EMP-1 product only, inclusive of payments made to date, we are required to pay to Phoenix a royalty of 2.25% of the sale price (net of any warranty work, returns, rebates, discounts or credits) with respect to subsequent sales of our EMP-1 product. We are required to continue to make royalty payments in this manner until such time as we have in good faith determined, and can so document, that we have completely ceased use of the Deemed Trade Secrets, and must provide notice of this determination to Phoenix. It is possible that additional legal proceedings will follow if we attempt to provide this notice to Phoenix, which would require us to incur additional costs and divert management’s attention. If we fail to comply with these obligations, we could be subject to additional claims, penalties or judgments, which could harm our business, financial condition, results of operations and cash flows. In addition, we could be subject to significant legal costs and expenses in connection with the interpretation of certain of the obligations pursuant to the Interim Award, which could harm our business, financial condition, results of operations and cash flows.

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

The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. These types of attacks have increased, in general, as more businesses implement remote working environments. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as intentional and unintentional acts by employees or other insiders with access privileges. Our customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our intellectual property, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims.

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

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others or cause us to incur penalties or other significant legal liability or change our business practices.

Risks Related to Governmental Regulation

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

Our failure to comply with applicable regulations, rules and approvals, or misconduct by any of our employees, could result in the imposition of fines and penalties, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition, results of operations and cash flows. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition, results of operations and cash flows.

Our business related to government contracts subjects us to additional risks.

We believe that the growth of our Navigation and Inertial Sensing product line business for the foreseeable future will depend, to a certain degree, on our ability to win government contracts and subcontracts, in particular from the Department of Defense. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, budget cutbacks at these agencies or government shutdowns. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot be certain that current levels of congressional funding for our products and services will continue and that our business related to these products will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects.

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

We are subject to environmental and health and safety laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials in our production activities. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposure occurs, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities. We are also subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the purpose of which are to protect the health and safety of workers. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations and financial condition if we are subjected to significant penalties, fines or compliance costs. In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury, and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union's (“EU”) Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could adversely affect our business, financial condition, results of operations, and cash flows. In addition, we purchase certain chemicals from Europe and Asia that are unique, nearing the end of life and could be subject to future changes to environmental regulations in the country of origin and/or the U.S. In the event new restrictions are placed on any such chemicals, they may be difficult to replace, and may require us to re-design or re-validate existing products that use such chemicals in their production.

In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations. In addition, in recent years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims. These reports may also affect our ability to recruit and retain employees. If we were found to be in violation of environmental and safety regulations laws or noncompliance with industry initiatives or standards of conduct, we could be subject to government fines or liabilities owed to our customers, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

We have substantial long-lived assets recorded on our balance sheet. As of September 30, 2020, we had $21.1 million of property, plant and equipment, net, on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changes in market conditions, underlying business operations, competition or technologies may impact our assumptions as to prices, costs, holding periods, or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, we will continue to evaluate the recoverability of the carrying amount of our property, plant and equipment on an ongoing basis, and significant changes in any one of our assumptions could produce a significantly different result. In such a circumstance, we may incur substantial impairment charges, which would adversely affect our financial results. In any period where our stock price, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could have a material effect on our balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.

Our accounting and financial reporting policies conform to U.S. GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our financial condition and results of operations. For example, in February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on our consolidated balance sheets. Implementing changes required by new standards, requirements or laws likely will require a significant expenditure of time, attention and resources. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards and financial reporting and corporate governance requirements.

Refer to Note 1 - Description of Business, Note 2 - Summary of Significant Accounting Policies and Note 3 - Recent Accounting Pronouncements of the notes to the consolidated financial statements for further discussion of these new accounting standards, including the implementation status and potential impact to our consolidated financial statements.

Compliance with regulations related to conflict minerals and other regulations with respect to our supply chains could increase costs and affect the manufacturing and sale of our products.

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by us. We may determine, as part of our compliance efforts, that certain products or components we obtain from our suppliers contain conflict minerals. If we are unable to conclude that all our products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation and/or results of operations. We may also encounter challenges to satisfy customers who require that our products be certified as conflict free, which could place us at a competitive disadvantage if we are unable to substantiate such a claim. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from our suppliers, including our ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain of our customers are requiring additional information from us regarding the origin of our raw materials, and complying with these customer requirements may cause us to incur additional costs, such as costs related to determining the origin of any minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products.

In addition, the U.S. federal government has issued new policies for federal procurement focused on eradicating the practice of forced labor and human trafficking, and the United Kingdom and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers, as well as the Electronic Industry Citizenship Coalition, have also issued expectations to eliminate these practices that may impact us. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that our suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor polices and they may choose a competitor’s product.

Our Paycheck Protection Program loan may not be forgiven and could subject us to enhanced scrutiny.

On May 3, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act to receive loan proceeds of approximately $6.5 million, which we received on May 6, 2020. The PPP was implemented hastily in response to the unprecedented economic downturn related to COVID-19, and provides for loans of up to $10 million for eligible small businesses. Due to the speed of implementation of this program, official guidance and interpretations of the requirements of the program have been limited and have changed over time. On April 29, 2020, the U.S. Department of the Treasury updated its “Frequently Asked Questions” document regarding the PPP program to indicate its intention to review all loans obtained under the program that exceed $2 million.  We have diligently considered all known guidance and determined that we meet all requirements for the program.  However, we cannot predict with certainty how such a review might be conducted or what new information or interpretations might emerge prior to the completion of the review. As such, we cannot be certain whether our loan may be forgiven, even if we meet the currently understood requirements for forgiveness. The review could also subject us to additional scrutiny, which could adversely affect business, financial condition, results of operations and cash flows.

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

General Risk Factors

Our business and results of operations may continue to be negatively impacted by general economic and financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

In recent years, and particularly in 2020 with the impact of the Covid-19 pandemic, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. These conditions materially and adversely affected the market conditions in the industries in which we operate and caused many of our customers to reduce their spending plans, leading them to draw down their existing inventory and reduce orders for our products, which, in turn, had an adverse impact on our revenues. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industries. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. If any of these events occur, our business, financial condition, results of operations and cash flows may be adversely affected.

Natural disasters or other catastrophic events could have an adverse effect on our business.

Natural disasters, such as hurricanes, earthquakes, fires, and floods, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from some local and overseas suppliers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, such as the Covid-19 pandemic, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.

Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future. The trading price of our common stock may be influenced by factors beyond our control, such as the volatility of the financial markets, uncertainty surrounding domestic and foreign economies, conditions and trends in the markets we serve, changes in the estimation of the future size and growth rate of our markets, publication of research reports and recommendations by financial analysts relating to our business, the business of our competitors or the industries in which we operate and compete, changes in market valuation or earnings of our competitors, legislation or regulatory policies, practices, or actions, sales of our common stock by our principal shareholders, and the trading volume of our common stock. The historical market prices of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of our common stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. Significant declines in our stock price may also interfere with our ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with our stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or our industries in particular, could have the effect of diverting management's attention and could materially harm our business.

We may not pay additional dividends on our common stock and, consequently, the only opportunity to achieve a return on an investment in our common stock may be an increase in the price of our common stock.

Although we paid a special dividend in 2016, we may not pay additional dividends in the future. In addition, the terms of our loan and security agreement with our financial institution restrict our ability to pay dividends. Consequently, the only opportunity to achieve a return on an investment in our common stock may be an increase in the price of our common stock. There is no guarantee that the market price of our common stock will increase or ever exceed the price that you paid for your shares of our common stock.

***

The risks above are not the only risks we face. If any of the events described in our risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we currently deem immaterial, materialize, then our business, financial condition, results of operations, and cash flows could be materially affected.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

		Approximate	Term
Location	Function	Square Footage	(in calendar year)
Alhambra, California	Corporate Headquarters; manufacturing and research and development facilities for our Aerospace and Defense and Broadband Segments	66,000	Leases covering five buildings expire in 2023 (1)
Beijing, China	Manufacturing facility for our Broadband Segment	23,200	Lease expires in 2021 (1)
Concord, California	Manufacturing and research and development facility for our Aerospace and Defense Segment	110,000	Lease expires in 2035 (1)

Footnotes

(1)	Leases have the option to be renewed by us at fixed terms.

ITEM 3.Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 13- Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4.Mine Safety Disclosures

Not Applicable.

PART II.

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Our common stock is traded on the Nasdaq Global Market and is quoted under the symbol "EMKR". As of November 30, 2020, we had approximately 64 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Dividend Policy

No dividends have been declared during the two most recent fiscal years. Under the terms of our credit facility with Wells Fargo Bank, N. A., we are restricted from paying dividends that result in the liquidity of the Company being less than $25.0 million after paying the dividend if any amounts are outstanding under our credit facility. We expect to retain all of our earnings to finance the expansion and development of our business, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

ITEM 6.Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2020, 2019, and 2018 and the balance sheet data as of September 30, 2020 and 2019 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report.

We derived the statement of operations data for the years ended September 30, 2017 and 2016 and the selected balance sheet data as of September 30, 2018, 2017, and 2016 from audited consolidated financial statements that are not included in this Annual Report after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses. You should read this financial data together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data
(in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
Revenue	$110,128	$87,265	$85,617	$122,895	$91,998
Gross profit	35,582	15,089	18,487	42,534	30,954
Operating (loss) income	(7,034)	(36,132)	(18,311)	7,741	2,939
(Loss) income from continuing operations	(7,000)	(35,984)	(17,453)	8,221	2,619
Income from discontinued operations	—	—	—	14	5,647
Net (loss) income	(7,000)	(35,984)	(17,453)	8,235	8,266
Net (loss) income per basic share
Continuing operations	$(0.24)	$(1.29)	$(0.64)	$0.31	$0.10
Discontinued operations	—	—	—	—	0.22
Net (loss) income per basic share	$(0.24)	$(1.29)	$(0.64)	$0.31	$0.32
Net (loss) income per diluted share
Continuing operations	$(0.24)	$(1.29)	$(0.64)	$0.30	$0.10
Discontinued operations	—	—	—	—	0.21
Net (loss) income per diluted share	$(0.24)	$(1.29)	$(0.64)	$0.30	$0.31

Balance Sheet Data
(in thousands)	As of September 30,
	2020	2019	2018	2017	2016
Cash, cash equivalents and restricted cash	$30,538	$21,977	$63,195	$68,754	$64,870
Working capital	61,057	41,250	88,848	103,042	92,957
Total assets	126,241	109,562	135,895	144,084	127,211
Long-term liabilities	23,039	2,097	1,891	1,667	1,635
Shareholders' equity	74,149	76,746	106,805	120,774	107,317

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions

Significant transactions that affect the comparability of our operating results and financial condition include:

Fiscal 2020

Continuing Operations:

●	On February 10, 2020, Systron Donner Inertial, Inc. (“SDI”) completed a sale and leaseback transaction with Eagle Rock Holdings LP (“Buyer”) of non-residential real estate. Under the terms of the applicable purchase agreement, SDI sold its property located in Concord, California to Buyer for a total purchase price of $13.2 million. The Company received net proceeds of $12.8 million after reducing for transaction commissions and expenses incurred in connection with the sale. The Company recorded a gain on the sale of assets of approximately $0.3 million in the fiscal year ended September 30, 2020 related to this transaction.
●	During the fiscal year ended September 30, 2020, the Company sold certain equipment and recognized a gain on sale of assets of approximately $2.0 million. In addition, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale.

●	On May 3, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. under the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act to receive loan proceeds of approximately $6.5 million, which the Company received on May 6, 2020.
●	On November 17, 2020, the Company entered into an agreement with a customer to resolve certain potential product claims that the customer had communicated to the Company. In exchange for a release of any and all potential claims the customer may have related to the applicable product, the Company has agreed to provide up to $1.5 million of product discounts on future purchases by the customer from the Company. The Company has recorded the expense in the fiscal year ended September 30, 2020 within Research and Development expense.

Fiscal 2019

Continuing Operations:

●	On June 7, 2019, we completed the acquisition of SDI, a private-equity backed navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology. The total purchase price was approximately $25.0 million, consisting of (i) approximately $22.8 million in cash, subject to certain working capital adjustments and (ii) the issuance of 810,698 shares of common stock with an aggregate value of approximately $3.0 million as of the closing date. Subsequent to the closing, we calculated the working capital adjustment and determined that our aggregate purchase price should be reduced by approximately $0.7 million, which was paid in the fiscal year ended September 30, 2019. Following the closing, we began integrating SDI into our Navigation and Inertial Sensing product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI from the acquisition date through September 30, 2019 of $9.8 million and $0.6 million, respectively, is included in our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended September 30, 2019. Acquired assets of SDI comprise 25% of the total consolidated assets as of September 30, 2019.
●	We recorded a $4.7 million inventory write-down on CATV products and a $1.3 million write-down on non-current inventory in the fiscal year ended September 30, 2019 due to the decline in sales and future demand of the inventory.
●	We incurred approximately $0.8 million of merger and acquisition costs in the fiscal year ended September 30, 2019 in conjunction with the acquisition of SDI.
●	We recorded an award to Phoenix Navigation Components, LLC (“Phoenix”) of attorneys’ fees and costs in the amount of approximately $3.8 million. In connection with the litigation proceedings involving Phoenix, we incurred approximately $5.7 million of legal expenses.

Fiscal 2018

Continuing Operations:

●	We recorded a $1.0 million write-down on non-current inventory in the fiscal year ended September 30, 2018 due to the decline in sales and future demand of the inventory.

Fiscal 2017

Continuing Operations:

●	We recorded a charge to impairments of approximately $0.5 million in the fiscal year ended September 30, 2017 in connection with the transition of our manufacturing operations in China to a new manufacturing facility. See Note 9 - Property, Plant, and Equipment, net for additional information.

●	During the fiscal year ended September 30, 2017, we recorded charges of $2.0 million related to various reductions in workforce primarily related to the outsourcing of our wafer fabrication lab and operations assembly and the opening of our new manufacturing facility in China. See Note 10 - Accrued Expenses and Other Current Liabilities for additional information.

Fiscal 2016

Continuing Operations:

●	On July 5, 2016, we declared a special cash dividend of $1.50 per share of the Company’s common stock, for a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016.
●	On September 23, 2014, Sumitomo Electric Industries, Ltd. ("SEI") filed for arbitration against us, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from us, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI’s claims. The panel ruled that we owed SEI none of the amounts SEI sought in the arbitration and that we were entitled to collect the $1.9 million held in escrow, which was received in June 2016 and was included in cash at September 30, 2016. We were also entitled to recover $2.6 million in legal fees and costs from SEI, which was received in June 2016 and has been recorded within our operating income.
●	In September 2016, we paid $2.9 million previously accrued related to a termination fee for terminating a prior joint venture agreement.
●	During fiscal year 2016, we paid $6.1 million for the purchase of long-term inventory as a result of the vendor announcing it would cease manufacturing a part.

Discontinued Operations:

●	As a result of the SEI arbitration tribunal ruling above, during the fiscal year ended September 30, 2016, we recognized a gain associated with the release of $3.4 million of previously deferred gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business.

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

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. We became publicly traded in 1997 and are listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. We are a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the Cable TV (“CATV”) industry.

We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products serving the broadband communications and Aerospace and Defense markets. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigations systems technology. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June 2019, we further expanded our portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology.

We have fully vertically-integrated manufacturing capability through our indium phosphide compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support our vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications.

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

Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply and labor shortages. In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. While operations at our facility in China were delayed in early February 2020, we were at planned capacity by the end of February and throughout the quarters ended June 30 and September 30, 2020.

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

Our customer orders to date have generally remained stable with our pre-COVID-19 outlook, except with respect to customer orders related to the CATV Lasers and Transmitters product line, which have increased compared to our pre-COVID-19 outlook. However, qualification testing for certain of our products has been delayed due to customer engineering shortages and limitations on their ability to access their facilities, and development timelines for certain programs are being extended. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenues, and cash flows.

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

Hytera Transactions

As part of the effort to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong

(“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of our wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of approximately $5.54 million.

As described under “COVID-19” above, travel restrictions and delays in customer product qualification processes related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of some of the Equipment to the Buyers. The Equipment has been or will be transferred to the Buyers in three separate closings, (a) one of which occurred in the quarter ended December 31, 2019, with aggregate payments in an amount equal to approximately $2.3 million received in such quarter, (b) one of which is now expected to occur during the quarter ending March 31, 2021, for which 80% of the applicable sale price (approximately $1.4 million) was received in April 2020 and the remaining 20% (approximately $0.4 million) is expected to be received in the quarter ending March 31, 2021, and (c) one of which is now expected to occur during the quarter ending June 30, 2021, with payment expected to be received in the quarter ending June 30, 2021.

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

Other Actions Related to CATV Business

In the quarter ended September 30, 2019, we also reduced the size of our CATV-related employee headcount and reduced the capacity of our wafer fab to one shift, and in January 2020, we further reduced the size of our employee headcount. These actions incurred costs of $0.4 million in the quarter ended September 30, 2019 and $0.4 million in the quarter ended March 31, 2020 and, together with previously-disclosed headcount reduction at our Beijing, China facility and the continuing shift to a variable cost model in our CATV Lasers and Transmitters product line as described under “Hytera Transactions” above, have collectively resulted in annual cash savings of approximately $3.4 million beginning in the quarter ended March 31, 2020 and continuing through the quarter ended September 30, 2020. These operational changes in CATV also fulfill a strategic objective of better positioning the CATV Lasers and Transmitters product line to generate positive cash flow to help fund our growth areas including Aerospace and Defense.

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

At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include base monthly rent of $0.75 per square foot, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI is also responsible for all monthly expenses related to the Concord Real Property, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty with Buyer under which EMCORE guaranteed the payment when due of the monthly rent, and all other additional rent, interest and charges to be paid by SDI under the Lease Agreement.

Customer Settlement Agreement

On November 17, 2020, we entered into an agreement with a customer to resolve certain potential product claims (the “Customer Settlement Agreement”). In exchange for a release of any and all potential claims the customer may have related to the applicable product, we have agreed to provide up to $1.5 million of product discounts on future purchases from us by the customer. We recorded the full potential expense of $1.5 million in the fiscal year ended September 30, 2020 within Research and Development expense.

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

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers. The majority of our products have shipping terms that are free on board or free carrier alongside shipping point, which means that we fulfill our delivery obligation and control has transferred to the customer when the goods are handed over to the freight carrier at our shipping dock. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and control has transferred to the customer. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, U.S. GAAP specifically dictates the accounting treatment of a particular transaction. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For a complete discussion of our accounting policies, recently adopted accounting pronouncements, and other required U.S. GAAP disclosures, we refer you to the accompanying notes to our consolidated financial statements in this Annual Report.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the Fiscal Years Ended
	September 30,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.7	82.7	78.4
Gross profit	32.3	17.3	21.6
Operating expense:
Selling, general, and administrative	22.4	36.8	25.0
Research and development	18.4	22.3	18.0
(Gain) loss on sale of assets	(2.1)	(0.3)	—
Total operating expense	38.7	58.8	43.0
Operating loss	(6.4)	(41.5)	(21.4)
Other income:
Interest (expense) income, net	(0.1)	0.7	0.9
Foreign exchange gain (loss)	0.2	(0.5)	(0.5)
Other income	—	—	0.1
Total other income	0.1	0.2	0.5
Loss before income tax benefit (expense)	(6.3)	(41.3)	(20.9)
Income tax (expense) benefit	(0.1)	(0.1)	0.5
Net loss	(6.4)%	(41.2)%	(20.4)%

Comparison of Financial Results for the Fiscal Years ended September 30, 2020 and 2019

	For the Fiscal Years Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenue	$110,128	$87,265	$22,863	26.2%
Cost of revenue	74,546	72,176	2,370	3.3%
Gross profit	35,582	15,089	20,493	135.8%
Operating expense:
Selling, general, and administrative	24,631	32,080	(7,449)	(23.2)%
Research and development	20,269	19,443	826	4.2%
Gain on sale of assets	(2,284)	(302)	(1,982)	(656.3)%
Total operating expense	42,616	51,221	(8,605)	(16.8)%
Operating loss	(7,034)	(36,132)	29,098	80.5%
Other income (expense):
Interest (expense) income, net	(104)	629	(733)	(116.5)%
Foreign exchange gain (loss)	198	(427)	625	146.4%
Total other income	94	202	(108)	(53.5)%
Loss before income tax expense	(6,940)	(35,930)	28,990	80.7%
Income tax expense	(60)	(54)	(6)	(11.1)%
Net loss	$(7,000)	$(35,984)	$28,984	80.5%

Revenue

	For the Fiscal Years Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense revenue	$55,240	$33,086	$22,154	67.0%
Broadband revenue	54,888	54,179	709	1.3%
Total revenue	$110,128	$87,265	$22,863	26.2%

Aerospace and Defense Revenue:

For the fiscal year ended September 30, 2020, our Aerospace and Defense revenue increased $22.2 million, or 67%, compared to the same period in the prior year. Included in Aerospace and Defense revenue is $30.3 million and $9.8 million of revenue from SDI for the fiscal years ended September 30, 2020 and 2019, respectively, partially offset by a decrease in our other Aerospace and Defense revenue of $4.7 million. For the fiscal year ended September 30, 2020, our Navigation and Inertial Sensing product line revenue increased $15.8 million compared to the same period in the prior year, primarily due to inclusion of SDI revenue, of $20.5 million, for the full 2020 fiscal year, and an increase in revenue from our Defense Optoelectronics product line of $6.4 million compared to the same period in the prior year partially offset by a decrease in our other Aerospace and Defense revenue of $4.7 million. For the fiscal year ended September 30, 2020, our Defense Optoelectronics product line revenue increase was primarily due to an increase in products sold arising from increased customer demand.

Broadband Revenue:

For the fiscal year ended September 30, 2020, our Broadband revenue increased $0.7 million, or 1%, compared to the same period in the prior year, primarily due to higher customer demand in the CATV Lasers and Transmitters and Sensing product lines partially offset by a decrease in demand of the Chips product line.

Gross Profit

	For the Fiscal Years Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense gross profit	$16,729	$9,207	$7,522	81.7%
Broadband gross profit	18,853	5,882	12,971	220.5%
Total gross profit	$35,582	$15,089	$20,493	135.8%

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

Consolidated gross margins were 32.3% and 17.3% for the fiscal years ended September 30, 2020 and 2019, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.7 million and $0.5 million for the fiscal years ended September 30, 2020 and 2019, respectively.

Aerospace and Defense Gross Profit:

For the fiscal year ended September 30, 2020, Aerospace and Defense gross profit increased $7.5 million, or 82%, compared to the same period in the prior year, primarily due to higher revenue, of which $9.3 million results from the inclusion of SDI gross profit in the fiscal year ended September 30, 2020, compared to a $2.6 million inclusion of SDI gross profit in the fiscal year ended September 30, 2019. For the fiscal years ended September 30, 2020 and 2019, Aerospace and Defense gross margin was 30.3% and 27.8%, respectively. The higher gross margin in the fiscal year ended September 30, 2020 is primarily due to improved product mix.

Broadband Gross Profit:

For the fiscal year ended September 30, 2020, Broadband gross profit increased $13.0 million, or 221%, compared to the same period in the prior year, primarily as a result of improved product mix in the fiscal year ended September 30, 2020 and product costs and inventory charges related to excess and obsolete inventory in the fiscal year ended September 30, 2019. For the fiscal years ended September 30, 2020 and 2019, Broadband gross margin was 34.3% and 10.9%, respectively. The higher gross margin in the fiscal year ended September 30, 2020 was primarily the result of improved product mix and lower product costs and inventory related charges.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.1 million and $1.5 million for the fiscal years ended September 30, 2020 and 2019, respectively.

SG&A expense for the fiscal year ended September 30, 2020 was lower than the amount reported in the same period in the prior year, primarily due to lower attorneys’ fees and costs arising from litigation proceedings, partially offset by an increase in compensation, insurance and bad debt expenses.

As a percentage of revenue, SG&A expenses were 22.4% and 36.8% for the fiscal years ended September 30, 2020 and 2019, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.7 million and $0.6 million for the fiscal years ended September 30, 2020 and 2019, respectively.

For the fiscal years ended September 30, 2020 and 2019, Aerospace and Defense R&D expense was $17.5 million and $10.4 million, respectively. For the fiscal years ended September 30, 2020 and 2019, Broadband R&D expense was $2.8 million and $9.0 million, respectively.

R&D expense for the fiscal year ended September 30, 2020 was higher than the amounts reported in the same period in the prior year primarily due to the expense arising from the Customer Settlement Agreement of $1.5 million and an increase in compensation costs (including due to a higher R&D headcount than the prior period due to the SDI acquisition), partially offset by lower project spending, primarily in Aerospace and Defense, and an overall reduction in Broadband R&D expense.

As a percentage of revenue, R&D expenses were 18.4% and 22.3% for the fiscal years ended September 30, 2020 and 2019, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. As a percentage of revenue, our operating loss was (6.4)% and (41.5)% for the fiscal years ended September 30, 2020 and 2019, respectively. The decrease in operating loss as a percentage of revenue in the fiscal years ended September 30, 2020 compared to the same period in the prior year is primarily due to the increase in gross profit, the gain on sale of equipment of $2.0 million and the Concord Real Property of $0.3 million, and the decrease in SG&A expense in the fiscal year ended September 30, 2020.

Other Income

Interest Income, net

During the fiscal years ended September 30, 2020 and 2019, we recorded $0.2 million and $1.0 million, respectively, of interest income earned on cash and cash equivalents balances, which was partially offset by interest expense and letter of credit fees related to our Credit Facility (as defined below). Interest income for the fiscal year ended September 30, 2020 was lower than the amount reported in the same period in the prior year due to the impact of COVID-19 on U.S. financial markets and lower cash and cash equivalents balances.

Foreign Exchange

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive loss. The gain (losses) recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

For each of the fiscal years ended September 30, 2020 and 2019, we recorded income tax expense of approximately $0.1 million. Income tax expense for the fiscal year ended September 30, 2020 is composed primarily of state minimum tax expense partially offset by the reversal of a deferred tax liability related to the Concord Real Property. Income tax expense for the fiscal year ended September 30, 2019 is primarily comprised of state minimum tax expense.

Comparison of Financial Results for the Fiscal Years Ended September 30, 2019 and 2018

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2019	2018	$Change	% Change
Revenue	$87,265	$85,617	$1,648	1.9%
Cost of revenue	72,176	67,130	5,046	7.5%
Gross profit	15,089	18,487	(3,398)	(18.4)%
Operating expense (income):
Selling, general, and administrative	32,080	21,377	10,703	50.1%
Research and development	19,443	15,387	4,056	26.4%
(Gain) loss on sale of assets	(302)	34	(336)	(988.2)%
Total operating expense	51,221	36,798	14,423	39.2%
Operating (loss) income	(36,132)	(18,311)	(17,821)	(97.3)%
Other income (expense):
Interest income, net	629	733	(104)	(14.2)%
Foreign exchange loss	(427)	(434)	7	1.6%
Other income	—	110	(110)	(100.0)%
Total other income	202	409	(207)	(50.6)%
Loss before income tax benefit (expense)	(35,930)	(17,902)	(18,028)	(100.7)%
Income tax benefit (expense)	(54)	449	(503)	(112.0)%
Net loss	$(35,984)	$(17,453)	$(18,531)	(106.2)%

Revenue

	For the Fiscal Years Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Aerospace and Defense revenue	$33,086	$13,567	$19,519	143.9%
Broadband revenue	54,179	72,050	(17,871)	-24.8%
Total revenue	$87,265	$85,617	$1,648	1.9%

Aerospace and Defense Revenue:

For the fiscal year ended September 30, 2019, our Aerospace and Defense revenue increased $19.5 million, or 144%, compared to the same period in the prior year. Included in Aerospace and Defense revenue is $9.8 million and $0 of revenue from SDI for the fiscal years ended September 30, 2019 and 2018, respectively. For the fiscal year ended September 30, 2019, our Navigation and Inertial Sensing product line revenue increased $16.0 million compared to the same period in the prior year, primarily due to the increase of SDI revenue of $9.8 million, and an increase of $3.5 million in our Defense Optoelectronics product line, and an increase in our other Aerospace and Defense revenue of $6.2 million. For the fiscal year ended September 30, 2019, our Defense Optoelectronics product line revenue increase was primarily due to an increase in products sold arising from increased customer demand.

Broadband Revenue:

For the fiscal year ended September 30, 2019, our Broadband revenue decreased $17.9 million, or 25%, compared to the same period in the prior year primarily due to lower customer demand in the CATV Lasers and Transmitters product lines partially offset by an increase in our Sensing and Chips product lines.

Gross Profit

	For the Fiscal Years Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Aerospace and Defense gross profit	$9,207	$2,406	$6,801	282.7%
Broadband gross profit	5,882	16,081	(10,199)	-63.4%
Total gross profit	$15,089	$18,487	$(3,398)	-18.4%

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

Aerospace and Defense Gross Profit:

For the fiscal year ended September 30, 2019, Aerospace and Defense gross profit increased $6.8 million, or 283%, compared to the same period in the prior year, primarily due to higher revenue, of which $2.6 million results from the inclusion of SDI gross profit in the fiscal year ended September 30, 2019, compared to a $0 inclusion of SDI gross profit in the fiscal year ended September 30, 2018. For the fiscal years ended September 30, 2019 and 2018, Aerospace and Defense gross margin was 27.8% and 17.7%, respectively. The higher gross margin in the fiscal year ended September 30, 2019 was primarily due to higher revenue and product mix.

Broadband Gross Profit:

For the fiscal year ended September 30, 2019, Broadband gross profit decreased $10.2 million, or 63%, compared to the same period in the prior year, primarily as a result of the decrease in revenue and product mix in the fiscal year ended September 30, 2019, and an increase in product costs and inventory related charges related to excess and obsolete inventory in the fiscal year ended September 30, 2019. For the fiscal years ended September 30, 2019 and 2018, Broadband gross margin was 10.9% and 22.3%, respectively. The lower gross margin in the fiscal year ended September 30, 2019 was primarily the result of product mix and higher product costs and inventory related charges.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.5 million and $2.6 million for the fiscal years ended September 30, 2019 and 2018.

SG&A expense for the fiscal year ended September 30, 2019 was higher than the amount reported in the prior year primarily due to an increase in expense for professional services of $5.7 million, primarily as a result of the litigation proceedings with Phoenix, the recording of $3.8 million of attorneys’ fees and costs arising from the arbitrator's modified partial final award in the litigation proceedings with Phoenix, the inclusion of $1.8 million of expense at SDI for the period of June 7, 2019 through September 30, 2019 and costs related to the acquisition of SDI of $0.8 million, partially offset by a decrease in compensation expenses and an allowance for bad debt expenses.

As a percentage of revenue, SG&A expenses were 36.8% and 25.0% for the fiscal years ended September 30, 2019 and 2018, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.6 million for each of the fiscal years ended September 30, 2019 and 2018.

For the fiscal years ended September 30, 2019 and 2018, Aerospace and Defense R&D expense was $10.4 million and $4.2 million, respectively. For the fiscal years ended September 30, 2019 and 2018, Broadband R&D expense was $9.0 million and $11.2 million, respectively.

R&D expense for the fiscal year ended September 30, 2019 was higher than the amounts reported in the same period in 2018 primarily due to an increase in compensation costs and project spending, primarily in Navigation and Inertial Sensing.

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

Income Tax Benefit (Expense)

For the fiscal year ended September 30, 2019, we recorded income tax expense of approximately $0.1 million. For the fiscal year ended September 30, 2018, we recorded income tax benefit of approximately $0.4 million. Income tax expense for the fiscal year ended September 30, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the fiscal year ended September 30, 2018 is primarily comprised of the effect of the Tax Cuts and Jobs Act of 2017 which eliminated Alternative Minimum Taxes and resulted in a refund of amounts that we paid in prior fiscal years.

Liquidity and Capital Resources

Historically in most periods we have consumed cash from operations and incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as, from time to time in prior periods, borrowings from our Credit Facility (defined below) and capital markets transactions.

As of September 30, 2020, cash and cash equivalents totaled approximately $30.5 million and net working capital totaled approximately $61.1 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. With respect to measures related to liquidity:

●	Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts.

The Credit Facility matures in November 2021 and currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to a requirement, for certain specific uses, that the Company have liquidity of at least $25.0 million after such use. The Credit Facility requires us to maintain (a) liquidity of at least $10.0 million and (b) excess availability of at least $1.0 million. See Note 11 - Credit Facilities and Debt in the notes to the consolidated financial statements for additional disclosures. As of November 30, 2020, there was no outstanding balance under this Credit Facility, approximately $0.5 million reserved for one outstanding stand-by letter of credit and approximately $9.7 million available for borrowing.

●	PPP Loan: On May 3, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement (the “PPP Loan Agreement”) with Wells Fargo under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which we received on May 6, 2020. The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning at such time as is in accordance with the terms of the Paycheck Protection Flexibility Act of 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement. As of September 30, 2020, approximately $6.5 million was outstanding related to the PPP Loan.

We have a history of operating losses and negative cash flows from operations. We believe that our existing balances of cash and cash equivalents, cash flows from operations, amounts expected to be available under our Credit Facility and any amounts that may be available to us under governmental lending programs will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the issuance date of these financial statements. We have taken a number of actions to continue to support our operations and meet our obligations, including completing the sale of the Concord Real Property, headcount reductions and other cost reductions. In addition, should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets and real estate, additional cost reductions, or elect to raise capital in the U.S. through debt or equity issuances. These alternatives may not be available to us on reasonable terms or at all, could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings.

Cash Flow

Net Cash (Used In) Provided By Operating Activities

Operating Activities	For the Fiscal Years Ended September 30,			Fiscal 2020 vs Fiscal 2019		Fiscal 2019 vs Fiscal 2018
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by operating activities (net of acquired assets and assumed liabilities)	$(3,892)	$(15,151)	$1,470	$11,259	74.3%	$(16,621)	-1130.7%

Fiscal 2020:

For the fiscal year ended September 30, 2020, our operating activities used cash of $3.9 million, primarily due to our net loss of $7.0 million, changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $3.8 million and gain on disposal of assets of $2.3 million, partially offset by adjustments for non-cash charges, including depreciation and amortization expense of $5.5 million, stock-based compensation expense of $3.5 million, issuance of restricted stock units of $0.4 million, product warranty provision of $0.4 million and bad debt provision of $0.2 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable and contract assets of $7.5 million, inventory of $1.2 million and other assets of $13.5 million, partially offset by an increase in accounts payable of $6.1 million and accrued expenses and other liabilities of $12.2 million.

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

Net Cash Provided By (Used In) Investing Activities

Investing Activities	For the Fiscal Years Ended September 30,			Fiscal 2020 vs Fiscal 2019		Fiscal 2019 vs Fiscal 2018
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net cash provided by (used) in investing activities	$10,887	$(31,803)	$(6,501)	$42,690	134.2%	$(25,302)	-389.2%

Fiscal 2020:

For the fiscal year ended September 30, 2020, our investing activities provided cash of $10.9 million primarily from cash proceeds from the disposal of property, plant and equipment of $15.4 million partially offset by capital-related expenditures of $4.5 million. The $15.4 million of cash proceeds from the disposal of property, plant and equipment primarily consisted of net proceeds of $12.8 million in connection with the Sale and Leaseback Transaction.

Fiscal 2019:

For the fiscal year ended September 30, 2019, our investing activities used $31.8 million of cash, including $21.5 million for the acquisition of SDI, net of cash acquired, and capital-related expenditures of $10.8 million primarily related to investment in our wafer fabrication facility partially offset by proceeds from the disposal of equipment of $0.5 million.

Fiscal 2018:

For the fiscal year ended September 30, 2018, our investing activities used $6.5 million of cash for capital related expenditures of $6.6 million, primarily related to investment in our wafer fabrication facility, partially offset by the receipt of proceeds from the disposal of equipment of $0.1 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities	For the Fiscal Years Ended September 30,			Fiscal 2020 vs Fiscal 2019		Fiscal 2019 vs Fiscal 2018
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) financing activities	$1,499	$5,799	$(487)	$(4,300)	-74.2%	$6,286	1290.8%

Fiscal 2020:

For the fiscal year ended September 30, 2020, our financing activities provided cash of $1.5 million, primarily due to $6.5 million of borrowings from the PPP Loan and proceeds from stock plan transactions of $0.6 million, partially offset by net payments related to borrowings from our bank Credit Facility of $5.5 million and tax withholding paid on behalf of employees for stock-based awards of $0.1 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for fiscal 2021 and over the next five fiscal years are summarized in the table below (and are presented as of September 30, 2020):

(in thousands)

	Total	Less than a year	1 to 3 years	4 to 5 years	Over 5 years
Purchase obligations	$15,315	$14,199	$1,056	$60	$—
Asset retirement obligations	2,249	—	59	—	2,190
Operating lease obligations	21,138	1,785	3,655	3,421	12,277
Total contractual obligations and commitments	$38,702	$15,984	$4,770	$3,481	$14,467

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits, because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of September 30, 2020, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations

Our purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2020. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

The purchase obligations of $15.3 million set forth above include, as of September 30, 2020, $1.0 million that we have committed for the purchase and installation of capital equipment. In addition, we expect to incur, during the fiscal year ending September 30, 2021, an additional $1.2 million to complete the purchase and installation of capital equipment, which we expect to fund via cash on hand.

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

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risks

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not use derivative financial instruments for speculative purposes.

Foreign Currency Exchange Risks

The United States dollar is the reporting currency for our consolidated financial statements. The functional currency for our China subsidiary is the Yuan Renminbi.

We recognize translation adjustments due to the effect of changes in the value of the Yuan Renminbi relative to the U.S. dollar associated with our operations in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive loss. Foreign currency translation adjustments are recorded as accumulated other comprehensive loss.

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

On November 11, 2010, we entered into a Credit and Security Agreement (as amended, the “Credit Facility”) with Wells Fargo. The Credit Facility is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts.

On July 27, 2017, we entered into a Ninth Amendment of the Credit Facility which adjusted the interest rate to LIBOR plus 1.75%. On November 7, 2018, we entered into a Tenth Amendment of the Credit Facility which extended the maturity date of the facility to November 2021. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purpose subject to a requirement, for certain specific uses, that we have liquidity of at least $25.0 million after such use.

Based on the LIBOR rate loans outstanding under our Credit Facility during the fiscal year ended September 30, 2020, a hypothetical 50 basis points increase in interest rates would have resulted in an insignificant amount of additional interest expense.

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

ITEM 8.Financial Statements and Supplementary Data

EMCORE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

For the Fiscal Years ended September 30, 2020, 2019 and 2018

(in thousands, except per share data)

	For the Fiscal Year ended September 30,
	2020	2019	2018
Revenue	$110,128	$87,265	$85,617
Cost of revenue	74,546	72,176	67,130
Gross profit	35,582	15,089	18,487
Operating expense:
Selling, general, and administrative	24,631	32,080	21,377
Research and development	20,269	19,443	15,387
(Gain) loss on sale of assets	(2,284)	(302)	34
Total operating expense	42,616	51,221	36,798
Operating loss	(7,034)	(36,132)	(18,311)
Other income:
Interest (expense) income, net	(104)	629	733
Foreign exchange gain (loss)	198	(427)	(434)
Other income	—	—	110
Total other income	94	202	409
Loss before income tax benefit (expense)	(6,940)	(35,930)	(17,902)
Income tax (expense) benefit	(60)	(54)	449
Net loss	$(7,000)	$(35,984)	$(17,453)
Foreign exchange translation adjustment	(32)	65	324
Comprehensive loss	$(7,032)	$(35,919)	$(17,129)
Per share data:
Net (loss) income per basic share:
Net loss per basic and diluted share	$(0.24)	$(1.29)	$(0.64)
Weighted-average number of basic and diluted shares outstanding	29,136	27,983	27,266

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

Consolidated Balance Sheets

As of September 30, 2020 and 2019

(in thousands)

	As of September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$30,390	$21,574
Restricted cash	148	403
Accounts receivable, net of allowance of $227 and $148, respectively	25,324	18,497
Contract assets	1,566	1,055
Inventory	25,525	24,051
Prepaid expenses and other current assets	5,589	6,389
Assets held for sale	1,568	—
Total current assets	90,110	71,969
Property, plant, and equipment, net	21,052	37,223
Goodwill	69	69
Operating lease right-of-use assets	14,566	—
Other intangible assets, net	202	239
Other non-current assets	242	62
Total assets	$126,241	$109,562
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$5,497
Accounts payable	16,484	10,701
Accrued expenses and other current liabilities	11,577	14,521
Operating lease liabilities - current	992	—
Total current liabilities	29,053	30,719
PPP liability - non-current	6,488	—
Operating lease liabilities - non-current	13,735	—
Asset retirement obligations	2,022	1,890
Other long-term liabilities	794	207
Total liabilities	52,092	32,816
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 36,461 shares issued and 29,551 shares outstanding as of September 30, 2020; 35,803 shares issued and 28,893 shares outstanding as of September 30, 2019	744,361	739,926
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	918	950
Accumulated deficit	(623,409)	(616,409)
Total shareholders’ equity	74,149	76,746
Total liabilities and shareholders’ equity	$126,241	$109,562

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years ended September 30, 2020, 2019 and 2018

(in thousands)

	For the Fiscal Year ended
	September 30,
	2020	2019	2018
Shares of Common Stock
Balance, beginning of period	28,893	27,577	27,028
Stock-based compensation	309	307	372
Stock option exercises	1	1	6
Issuance of common stock for acquisition	—	811	—
Issuance of restricted stock units	116	—	—
Issuance of common stock - ESPP	231	197	171
Balance, end of period	29,550	28,893	27,577
Value of Common Stock
Balance, beginning of period	$739,926	$734,066	$730,906
Stock-based compensation	3,517	2,607	3,648
Stock option exercises	2	1	28
Tax withholding paid on behalf of employees for stock-based awards	(111)	(203)	(1,257)
Issuance of common stock for acquisition	—	2,951	—
Issuance of restricted stock units	410	—	—
Issuance of common stock - ESPP	617	504	741
Balance, end of period	744,361	739,926	734,066
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	950	885	561
Translation adjustment	(32)	65	324
Balance, end of period	918	950	885
Accumulated Deficit
Balance, beginning of period	(616,409)	(580,425)	(562,972)
Net loss	(7,000)	(35,984)	(17,453)
Balance, end of period	(623,409)	(616,409)	(580,425)
Total Shareholders’ Equity	$74,149	$76,746	$106,805

The accompanying notes are an integral part of these consolidated financial statements..

EMCORE CORPORATION

Consolidated Statements of Cash Flows

For the Fiscal Years ended September 30, 2020, 2019 and 2018

(in thousands)

	For the Fiscal Year ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(7,000)	$(35,984)	$(17,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,484	7,142	5,617
Stock-based compensation expense	3,517	2,607	3,648
Provision adjustments related to doubtful accounts	188	62	599
Provision adjustments related to product warranty	373	186	431
Net (gain) loss on disposal of property, plant and equipment	(2,284)	(302)	34
Other	(342)	464	412
Total non-cash adjustments	6,936	10,159	10,741
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(7,518)	3,980	2,372
Inventory	(1,226)	6,486	5,067
Other assets	(13,465)	(238)	784
Accounts payable	6,171	(4,539)	477
Accrued expenses and other current liabilities	12,210	4,985	(518)
Total change in operating assets and liabilities	(3,828)	10,674	8,182
Net cash used in operating activities	(3,892)	(15,151)	1,470
Cash flows from investing activities:
Purchase of equipment	(4,516)	(10,790)	(6,583)
Acquisition of business, net of cash acquired	—	(21,483)	—
Proceeds from disposal of property, plant and equipment	15,403	470	82
Net cash provided by (used in) investing activities	10,887	(31,803)	(6,501)
Cash flows from financing activities:
Proceeds from PPP loan	6,488	—	—
Net (payments) proceeds from borrowings of credit facilities	(5,497)	5,497	—
Proceeds from employe stock purchase plans and exercise of equity awards	619	505	770
Taxes paid related to net share settlement of equity awards	(111)	(203)	(1,257)
Net cash provided by financing activities	1,499	5,799	(487)
Effect of exchange rate changes provided by foreign currency	67	(63)	(41)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,561	(41,218)	(5,559)
Cash, cash equivalents and restricted cash at beginning of period	21,977	63,195	68,754
Cash, cash equivalents and restricted cash at end of period	$30,538	$21,977	$63,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$113	$126	$63
Cash paid during the period for income taxes	$63	$68	$131
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(520)	$(180)	$755
Restricted stock units issued in settlement of bonus	$410	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation

Notes to our Consolidated Financial Statements

NOTE 1.Description of Business

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

NOTE 2.Summary of Significant Accounting Policies

Principles of Consolidation: Our consolidated financial statements have been prepared in accordance with U.S. GAAP and include the assets, liabilities, shareholders’ equity, and operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity.

The Company has a history of operating losses and negative cash flows from operations. The Company has taken a number of actions to continue to support its operations and meet its obligations, including headcount reductions and cost reductions. In addition, we generated additional liquidity through the monetization of certain fixed assets and real estate.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s recent operating losses and determined that the Company’s current cash on hand, operating plan and sources of capital will be sufficient for the Company to continue as a going concern.

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

Concentration of Credit Risk: Financial instruments that may subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held in safekeeping primarily with Wells Fargo. When necessary, we perform credit evaluations on our customers’ financial condition and occasionally we request deposits in advance of shipping product to our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the particular customer.

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

Valuation of Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment, net. Since our long-lived assets are subject to depreciation, we review these assets for impairment in accordance with the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

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

To a lesser extent, we enter into other types of contracts including non-recurring engineering contracts. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on estimates of the relative standalone selling price that we would charge the customer for each promised product or service. Revenue from products and services transferred to customers over time accounted for 5%, 4%, and 1% of the Company’s revenue for the years ended September 30, 2020, 2019, and 2018, respectively.

Receivables, Net - Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. Receivables, net, totaled $25.3 million and $18.5 million at September 30, 2020 and September 30, 2019, respectively. A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms.

Remaining Performance Obligations - Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.5 million. The Company expects to recognize revenue on approximately 100% of the remaining performance obligations over the next twelve months.

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

Disaggregation of Revenue - Revenue is classified within the Company’s segments. For additional information on the disaggregated revenues by geographical region, see Note 15 – Segment Data and Related Information in the notes to the consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the Fiscal Years ended September 30,
		% of		% of		% of
(in thousands)	2020	Revenue	2019	Revenue	2018	Revenue
Navigation and Inertial Sensing	$38,983	35%	$23,203	27%	$7,149	8%
Defense Optoelectronics	16,257	15	9,883	11	6,418	8
CATV Lasers and Transmitters	44,457	40	41,150	47	62,000	72
Chip Devices	4,873	5	10,828	12	10,050	12
Other	5,558	5	2,201	3	—	—
Total revenue	$110,128	100%	$87,265	100%	$85,617	100%

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and disclosure of qualitative and quantitative information about lease transactions. The new standard was effective for our fiscal year beginning October 1, 2019. We adopted Topic 842 using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. Additionally, the Company elected an accounting policy to not record operating lease right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on its consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net operating lease ROU assets of $4.8 million and operating lease liabilities of $4.8 million as of October 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flow.

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

In connection with the sale/leaseback of non-residential real estate on February 10, 2020, the Company recorded an additional operating ROU assets and operating lease liabilities of $10.8 million during the fiscal year ended September 30, 2020. See also Note 9 – Property, Plant and Equipment, net in the notes to the consolidated financial statements.

The Company determines if an arrangement is a lease at its inception. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the Company's consolidated balance sheet.

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

During the fiscal year ended September 30, 2020, the Company recorded $1.8 million of operating lease expense. During the fiscal years ended September 30, 2019 and 2018, the Company recorded $1.3 million and $1.2 million of rent expense, respectively. The Company's finance leases and short-term leases are immaterial.

Supplemental cash information and non-cash activities related to operating leases are as follows (in thousands):

For the Fiscal Year Ended
September 30, 2020
Operating cash outflows from operating leases	$1,592
Operating lease assets obtained in exchange for new lease liabilities	$10,791

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Amount
2021	$1,792
2022	1,806
2023	1,857
2024	1,686
2025	1,730
Thereafter	12,366
Total lease payments	21,237
Less imputed interest	(6,510)
Total	$14,727

The following is a schedule of future minimum operating lease payments as of September 30, 2019 (in thousands):

Amount
2020	$988
2021	839
2022	824
2023	853
2024	655
Thereafter	1,350
Total lease payments	$5,509

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

September 30, 2020
Weighted average remaining lease term (years)	14.4
Weighted average discount rate	6.1%

NOTE 3.Recent Accounting Pronouncements

(a)	Recent Accounting Standards or Updates Not Yet Effective
●	In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2020 and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a significant impact on its consolidated financial statements and related disclosures.

NOTE 4.Acquisition

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

Following the closing, we began integrating SDI into our current Navigation and Inertial Sensing product line and have included the financial results of SDI in our consolidated financial statements beginning on the acquisition date. Net revenue and net loss of SDI from the acquisition date of $9.8 million and $0.6 million, respectively, was included in our consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2019.

Purchase Price Allocation

The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

The Company finalized the allocation of the purchase price in the fiscal year ended September 30, 2020, which resulted in no change from the preliminary purchase price recorded at September 30, 2019.

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

Goodwill

Goodwill represents the excess of the preliminary purchase price over the fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the benefits the Company expects to derive from deepening the Company’s expertise in navigation systems products.

For the fiscal year ended September 30, 2019, the Company incurred transaction costs of approximately $0.8 million in connection with the SDI acquisition, which were expensed as incurred and included in selling, general and administrative expenses within the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented for the fiscal years ended September 30, 2019 and 2018 does not purport to be indicative of the results of operations that would have been achieved had the acquisition of SDI been consummated on October 1, 2017, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	For the Fiscal Years ended
	September 30,
(in thousands, except per share data)	2019	2018
Revenue	$107,199	$113,398
Net loss	$(42,013)	$(18,136)
Net loss per basic and diluted share	$(1.50)	$(0.67)
Weighted-average number of basic and diluted shares outstanding	27,983	27,266

NOTE 5.Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	As of September 30,
(in thousands)	2020	2019	2018
Cash	$11,325	$4,338	$2,965
Cash equivalents	19,065	17,236	60,152
Restricted cash	148	403	78
Total cash, cash equivalents and restricted cash	$30,538	21,977	63,195

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in current assets as of September 30, 2020, 2019 and 2018.

NOTE 6.Fair Value Accounting

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

NOTE 7.Accounts Receivable

The components of accounts receivable consisted of the following:

	As of September 30,
(in thousands)	2020	2019
Accounts receivable, gross	$25,551	$18,645
Allowance for doubtful accounts	(227)	(148)
Accounts receivable, net	$25,324	$18,497

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2020, 2019 and 2018.

Allowance for Doubtful Accounts	For the Fiscal Years ended September 30,
(in thousands)	2020	2019	2018
Balance at beginning of period	$148	$548	$22
Provision adjustment - expense, net of recoveries	188	62	599
Write-offs and other adjustments - deductions to receivable balances	(109)	(462)	(73)
Balance at end of period	$227	$148	$548

NOTE 8.Inventory

The components of inventory consisted of the following:

	As of September 30,
(in thousands)	2020	2019
Raw materials	$13,354	$11,510
Work in-process	8,381	8,176
Finished goods	3,790	4,365
Inventory balance at end of period	$25,525	$24,051

NOTE 9.Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of September 30,
(in thousands)	2020	2019
Land	$—	$3,484
Building	—	9,405
Equipment	35,218	42,308
Furniture and fixtures	1,125	1,109
Computer hardware and software	3,473	3,554
Leasehold improvements	3,169	2,676
Construction in progress	10,301	9,330
Property, plant, and equipment, gross	$53,286	$71,866
Accumulated depreciation	(32,234)	(34,643)
Property, plant, and equipment, net	$21,052	$37,223

Depreciation expense totaled $5.5 million, $7.1 million and $5.6 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

During the fiscal year ended September 30, 2020, the Company sold certain equipment and recognized a gain on sale of assets of approximately $2.0 million. In addition, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale.

On February 10, 2020, SDI completed a sale and leaseback transaction with Eagle Rock Holdings LP (“Buyer”) of non-residential real estate (the “Sale and Leaseback Transaction”). Under the terms of the applicable purchase agreement, SDI sold its property located in Concord, California (the “Concord Real Property”) to Buyer for a total purchase price of $13.2 million. The Company received net proceeds of $12.8 million after reducing for transaction commissions and expenses incurred in connection with the sale. The Company recorded a gain on the sale of assets of approximately $0.3 million in the fiscal year ended September 30, 2020 related to this transaction.

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

As a result of the Lease Agreement, the Company recorded net operating lease ROU assets and operating lease liabilities of $10.8 million during the fiscal year ended September 30, 2020.

NOTE 10.Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of September 30,
(in thousands)	2020	2019
Compensation	$6,916	$5,185
Warranty	803	654
Legal expenses and other professional fees	211	4,407
Contract liabilities	502	541
Income and other taxes	1,265	1,135
Severance and restructuring accruals	17	172
Other	1,863	2,427
Accrued expenses and other current liabilities	$11,577	$14,521

Warranty: The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the fiscal year ended September 30,
(in thousands)	2020	2019	2018
Balance at beginning of period	$654	$642	$684
Provision for product warranty - expense	626	186	431
Warranty liability assumed in acquisition liability	—	80	—
Adjustments and utilization of warranty accrual	(477)	(254)	(473)
Balance at end of period	$803	$654	$642

Severance and restructuring accruals: In an effort to better align our current and future business operations related to our CATV product lines, in August 2019 the Company reduced its workforce by approximately 40 individuals and recorded a charge for severance for the affected employees in the amount of $0.5 million in the fiscal year ended September 30, 2019. In January 2020, we further reduced our workforce and recorded a charge for severance for the affected employees in the amount of $0.6 million in the fiscal year ended September 30, 2020.

Our severance and restructuring-related accruals specifically relate to the reductions in force. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our consolidated statements of operations and comprehensive (loss) income. The following table summarizes the changes in the severance and restructuring accrual account:

	Severance-	Restructuring
(in thousands)	related accruals	related accruals	Total
Balance as of September 30, 2019	$172	$—	$172
Expense - charged to accrual	626	—	626
Payments and accrual adjustments	(781)	—	(781)
Balance as of September 30, 2020	$17	$—	$17

NOTE 11.Credit Facilities and Debt

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

As of September 30, 2020, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of September 30, 2020, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and approximately $7.9 million available for borrowing. As of November 30, 2020, there was no outstanding balance under this Credit Facility, approximately $0.5 million reserved for one outstanding stand-by letter of credit and approximately $9.7 million available for borrowing.

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

The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning at such time as is in accordance with the terms of the Paycheck Protection Flexibility Act of 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement. The Company expects to apply for forgiveness of the PPP loan during the fiscal year ending September 30, 2021.

NOTE 12.Income and Other Taxes

The Company’s loss from operations before income taxes consisted of the following:

Loss before income taxes	For the Fiscal Years ended September 30,
(in thousands)	2020	2019	2018
Domestic	$(7,159)	$(35,100)	$(16,752)
Foreign	219	(830)	(1,150)
Loss before income taxes	$(6,940)	$(35,930)	$(17,902)

The Company’s income tax expense (benefit) consisted of the following:

Income tax (benefit) expense	For the Fiscal Years Ended September 30,
(in thousands)	2020	2019	2018
Federal:
Current	$30	$—	$(502)
Deferred	(43)	—	—
	(13)	—	(502)
State:
Current	98	54	53
Deferred	(25)	—	—
	73	54	53
Foreign:
Current	—	—	—
Deferred	—	—	—
	—	—	—
Total income tax expense (benefit)	$60	$54	$(449)

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2020	2019	2018
Income tax benefit computed at U.S. federal statutory rate	$(1,457)	$(7,540)	$(4,346)
State tax benefit, net of U.S. federal effect	(156)	(906)	(168)
Foreign tax rate differential	13	(28)	36
Effect due to change in tax rate	(137)	(183)	57,988
Shortfall from stock based compensation	432	248	681
Other	94	223	216
State net operating loss carryforward adjustment	533	139	(305)
Change in valuation allowance	738	8,101	(54,551)
Income tax expense (benefit)	$60	$54	$(449)
Effective tax rate	1.0%	0.2%	(2.5)%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30
(in thousands)	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$100,363	$99,298
Foreign net operating loss carryforwards	1,680	1,271
Income tax credit carryforwards	2,671	2,671
Inventory reserves	2,320	3,535
Accounts receivable reserves	55	50
Accrued warranty reserve	193	153
State net operating loss carryforwards	5,970	6,174
Stock compensation	806	704
Deferred compensation	443	404
Fixed assets and intangibles	(348)	(2,693)
ROU lease liability	3,529	—
ROU lease assets	(3,467)	—
Other	1,322	2,255
Total deferred tax assets	115,537	113,822
Valuation allowance	(115,537)	(113,891)
Net deferred tax liabilities	$—	$(69)

For the fiscal years ended September 30, 2020, 2019 and 2018, the Company recorded income tax (expense) benefit of approximately $(0.1) million, $(0.1) million and $0.4 million, respectively. Income tax expense for the fiscal year ended September 30, 2020 is comprised primarily of state minimum tax expense partially offset by the reversal of a deferred tax liability related to the Concord Real Property. Income tax expense for the fiscal year ended September 30, 2019 is primarily comprised of state minimum tax expense. Income tax benefit for the fiscal year ended September 30, 2018 is primarily comprised of the effect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which eliminated Alternative Minimum Taxes (“AMT”) and resulted in a refund to the Company of amounts paid in prior fiscal years, state minimum taxes, and foreign tax expense.

For the fiscal years ended September 30, 2020, 2019 and 2018, the effective tax rate on operations was 1.0%, 0.2% and (2.5)%, respectively. The lower tax rate for the fiscal years ended September 30, 2020 and 2019 are primarily due to the operating loss and state minimum tax expense. The higher beneficial tax rate for the fiscal year ended September 30, 2018 was primarily due to the effect of the Tax Act, which resulted in a credit to the Company on future tax payments for past AMT amounts paid and the current period operating loss. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of September 30, 2020 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at September 30, 2020. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal years ended September 30, 2020 and 2019, there were no material increases or decreases in unrecognized tax benefits.

As of September 30, 2020, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $477.9 million which begin to expire in 2022. As of September 30, 2020, the Company had foreign net operating loss carryforwards of $6.7 million which begin to expire in 2021, as well as state net operating loss carryforwards of approximately $68.5 million which begin to expire in 2021. As of September 30, 2020, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $2.7 million. The research credits will begin to expire in 2021. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company’s consolidated net operating loss carryforwards. As a result of the $477.9 million of U.S. net operating loss carryforwards, approximately $236.1 million is subject to an annual limitation and $241.8 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit
(in thousands)
Balance as of September 30, 2018	$419
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2019	419
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2020	$419

As of September 30, 2020 and 2019, we had approximately $0.6 million and $0.5 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet. We believe that it is reasonably possible that none of the uncertain tax positions will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the consolidated statements of operations.

NOTE 13.Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more are $1.8 million, $1.8 million, $1.9 million, $1.7 million, $1.7 million and $12.4 million for the fiscal years ending September 30, 2021, 2022, 2023, 2024, 2025, and 2026 and beyond, respectively.

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Option periods have been included in the computation of rent expense where such options are likely to be exercised due to significant economic incentive. Rent expense was approximately $1.9 million, $1.3 million and $1.2 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

Accretion expense of $32,000, $0.1 million and $0.1 million was recorded during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

EMCORE leases its primary facility in Alhambra, California covering five buildings where manufacturing, research and development, and general and administrative work is performed. In March 2019, amendments to leases for these five buildings were signed, extending the terms of the leases for these buildings for an additional three years through September 2023, plus a three year EMCORE option to extend the leases through September 2026. Management has determined that there is a significant economic incentive to exercise the options and the lease period will include the option periods for accounting purposes. In connection with the lease agreement, the Company has recorded an ARO liability of $1.9 million and $1.8 million at September 30, 2020 and September 30, 2019, respectively.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

The following table summarizes ARO activity:

Asset Retirement Obligations	September 30,
(in thousands)	2020
Balance at September 30, 2019	$1,890
Accretion expense	32
Revision in estimated cash flows	100
Balance at September 30, 2020	$2,022

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

On June 21, 2019, an interim award (the “Interim Award”) was issued in connection with all claims in the AAA proceeding other than the claims related to correction of inventorship and declaratory relief relating to U.S. Patent No. 8,773,665 (the “Patent Claims”). While Phoenix ultimately sought $21.2 million in total damages, plus attorneys’ fees and costs, in the Interim Award, the arbitrator found in the Interim Award that (i) Phoenix’s claim for breach of the covenant of good faith and fair dealing was denied; (ii) Phoenix’s claim for breach of the agreements entered with EMCORE for failure to provide funding for non-recurring engineering was denied; (iii) Phoenix’s claim for unjust enrichment was denied; (iv) Phoenix’s claim for conversion was granted, but damages for that claim duplicate the damages on the breach of contract and misappropriation of trade secret claims described below and no incremental damages were awarded based on the granting of this claim; and (v) EMCORE’s request for a declaration that, as between EMCORE and Phoenix, EMCORE owns its proprietary IOC and transceiver was granted.

The arbitrator also found in the Interim Award that (i) EMCORE breached certain license agreements entered into with Phoenix by failing to make royalty payments due and failing to provide required accountings, (ii) Phoenix and its members are no longer subject to prior exclusivity restrictions; (iii) EMCORE’s claim for breach of the covenant of good faith and fair dealing was denied; and (iv) the proceedings for the Patent Claims and EMCORE’s counterclaim with respect thereto would be established by a future proceeding.

Further, out of the original 97 trade secret subpart claims by Phoenix, the arbitrator found in the Interim Award that EMCORE had misappropriated a total of five trade secret subparts (the “Deemed Trade Secrets”), and found that at least one Deemed Trade Secret was being used in seven EMCORE products (the “EMCORE Products”). The arbitrator found that as a result of the foregoing, royalties of 7.5% of the sale price are owed, to the extent not previously paid, on (i) sales through July 16, 2018 on all fiber optic gyroscopes sold by EMCORE, and (ii) sales from July 16, 2018 through May 31, 2019 of the EMCORE Products whether standalone or incorporated into a larger product, in each case together with interest at the New York statutory rate of 9% simple interest. In addition, the arbitrator found in the Interim Award that Phoenix was the prevailing party, and Phoenix was awarded attorneys’ fees and costs in the amount of approximately $3.7 million, which amount was reduced 10% from Phoenix’s attorneys’ fees request.

In the Interim Award, the arbitrator further determined that EMCORE shall pay Phoenix a royalty of 7.5% of the sale price on (i) future customer payments for certain EMCORE product contracts previously entered into and (ii) customer payments for future sales of any product using any Deemed Trade Secret, in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and shall concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports, provided that following the first $1 million of royalty payments on the EMP-1 product only, inclusive of payments made to date, EMCORE will pay to Phoenix a royalty of 2.25% of the sale price (net of any warranty work, returns, rebates, discounts or credits). EMCORE is required to continue to make royalty payments in this manner until such time as it has in good faith determined, and can so document, that it has completely ceased use of the Deemed Trade Secrets, and at such time, EMCORE shall provide Phoenix written notice of same.

On October 1, 2019, the arbitrator issued a Modified Partial Final Award, which incorporated by reference the terms of the Interim Award and ordered and awarded, among other items, (i) an award to Phoenix of attorneys’ fees and costs in the amount of approximately $3.8 million, (ii) an award to Phoenix of $1.0 million in damages owing for unpaid royalties through June 30, 2019, of which $0.6 million remained to be paid as of the issuance of the Modified Partial Final Award, (iii) an award to Phoenix of $0.1 million in pre-judgment interest, calculated at the New York statutory rate of 9% simple interest, and (iv) an order that EMCORE make the payments in the foregoing items (i), (ii) and (iii) on or before October 14, 2019. On October 10, 2019, EMCORE made the foregoing payments to Phoenix in an aggregate amount equal to approximately $4.5 million. This amount was accrued as of September 30, 2019 and paid during the fiscal year ended September 30, 2020.

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

During the fiscal year ended September 30, 2020, we recorded the settlement of the Patent Claims in the amount of approximately $0.4 million within selling, general and administrative expense on the consolidated statement of operations and comprehensive loss.

On June 21, 2018, Phoenix commenced a special proceeding against EMCORE in the New York Supreme Court, Commercial Division. As part of the special proceeding, Phoenix filed an application for a preliminary injunction in aid of arbitration pursuant to CLPR 7502(c), in connection with the AAA arbitration proceeding in New York. The application resulted in a so-ordered stipulated injunction between EMCORE and Phoenix, which was entered in August 2018. In January 2020, the court granted a motion to confirm the Modified Partial Final Award, vacated the so-ordered stipulated injunction entered in August 2018, and disposed of the special proceeding.

NOTE 14.Equity

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

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value (*) (in
	Shares	Price	(in years)	thousands)
Outstanding as of September 30, 2019	51,854	$5.00
Granted	—	—
Exercised	(650)	2.89		—
Forfeited	(1,952)	4.65
Expired	(5,187)	$4.25
Outstanding as of September 30, 2020	44,065	$5.14	3.70	$—
Exercisable as of September 30, 2020	41,877	$5.18	3.61	$—
Vested and expected to vest as of September 30, 2020	44,065	$5.14	3.70	$—
(*)

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price. For the fiscal year ended September 30, 2019, the intrinsic value of options exercised was $0.

As of September 30, 2020, there was approximately $2,700 of unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 0.5 years.

Valuation Assumptions

There were no stock option grants for the fiscal years ended September 30, 2020 and 2019.

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

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the fiscal year ended September 30, 2020:

	Restricted Stock Units		Restricted Stock Awards
	Number of	Weighted Average	Number of	Weighted Average
Restricted Stock Activity	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Non-vested as of September 30, 2019	999,247	$4.66	8,154	$8.20
Granted	1,215,810	$2.88	—	$—
Vested	(471,208)	$4.50	—	$—
Forfeited	(195,804)	$3.85	—	$—
Non-vested as of September 30, 2020	1,548,045	$3.41	8,154	$8.20

As of September 30, 2020, there was approximately $4.0 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.6 years. The 1.5 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $5.0 million and a weighted average remaining contractual term of 2.6 years. For the fiscal years ended September 30, 2020, 2019, and 2018, the intrinsic value of RSUs vested was approximately $1.3 million, $1.4 million and $2.3 million, respectively. For the fiscal years ended September 30, 2019 and 2018, the weighted average grant date fair value of RSUs granted was $3.68 and $5.80 per share, respectively.

As of September 30, 2020, there was approximately $1,000 of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.1 years.

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

The following table summarizes the activity related to PSUs and PRSAs for the fiscal year ended September 30, 2020:

	Performance Stock Units		Performance Stock Awards
		Weighted		Weighted
	Number of Shares	Average Grant	Number of Shares	Average Grant
Performance Stock Activity	(at Target)	Date Fair Value	(at Target)	Date Fair Value
Non-vested as of September 30, 2019	471,824	$7.03	33,333	$12.25
Granted	496,000	$3.81	—	$0.00
Vested	—	$0.00	—	$0.00
Forfeited	(99,324)	$10.55	(33,333)	$12.25
Non-vested as of September 30, 2020	868,500	$4.79	—	$0.00

As of September 30, 2020, there was approximately $2.1 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.7 years. The 0.9 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $2.8 million and a weighted average remaining contractual term of 1.7 years. There were no PSUs vested for the fiscal year ended September 30, 2020. For the fiscal years ended September 30, 2019 and 2018, the intrinsic value of PSUs vested was approximately $0.2 million and $1.4 million, respectively. For the fiscal years ended September 30, 2019 and 2018, the weighted average grant date fair value of PSUs granted was $5.19 and $7.62, respectively.

As of September 30, 2020, there was no remaining unamortized stock-based compensation expense associated with PRSAs.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years ended September 30,
(in thousands)	2020	2019	2018
Employee stock options	$13	$25	$32
Restricted stock units and awards	1,755	1,495	1,742
Performance stock units and awards	1,243	685	1,343
Employee stock purchase plan	214	180	276
Outside director equity awards and fees in common stock	291	221	255
Total stock-based compensation expense	$3,516	$2,606	$3,648

Stock-based Compensation Expense - by expense type	For the Fiscal Years ended September 30,
(in thousands)	2020	2019	2018
Cost of revenue	$692	$482	$450
Selling, general, and administrative	2,155	1,478	2,584
Research and development	669	646	614
Total stock-based compensation expense	$3,516	$2,606	$3,648

Stock-based compensation within selling, general and administrative expense was lower for the fiscal year ended September 30, 2019 due to the reversal of previously recognized expense associated with the forfeiture of unvested RSUs and PSUs of our former CFO.

Capital Stock

Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,352 shares of preferred stock, $0.0001 par value. As of September 30, 2020, we had 36.5 million and 29.6 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2020 and 2019.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. Our matching contribution in cash for each of the fiscal years ended September 30, 2020, 2019 and 2018 was approximately $1.0 million, $0.6 million and $0.5 million, respectively.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

Basic and Diluted Net Loss Per Share	For the Fiscal Years ended September 30,
(in thousands, except per share)	2020	2019	2018
Numerator:
Loss from operations	$(7,000)	$(35,984)	$(17,453)
Undistributed earnings allocated to common shareholders for basic and diluted net income per share	(7,000)	(35,984)	(17,453)
Denominator:
Denominator for basic and fully diluted net loss per share - weighted average shares outstanding	29,136	27,983	27,266
Dilutive options outstanding, unvested stock units, unvested stock awards and ESPP	—	—	—
Denominator for diluted net loss per share - adjusted weighted average shares outstanding	29,136	27,983	27,266

Net loss per basic and fully diluted share	$(0.24)	$(1.29)	$(0.64)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	1,109	810	949

Average market price of common stock	$3.03	$3.91	$5.87

For diluted loss income per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. The anti-dilutive stock options and unvested stock were excluded from the computation of diluted net loss per share for the fiscal years ended September 30, 2020, 2019 and 2018 due to the Company incurring a net loss for the period.

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

Per the amended ESPP and after giving effect to the special dividend paid in July 2016, the total number of shares of common stock on which options may be granted under the ESPP were 3,515,574 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2020, 2019 and 2018 totaled approximately 231,000, 197,000 and 171,000 shares, respectively. As of September 30, 2020, the total amount of common stock issued under the ESPP totaled 3,203,100 shares and the total shares remaining available for issuance under the ESPP totaled 312,474.

Future Issuances

As of September 30, 2020, we had common stock reserved for the following future issuances:

Number of Common
Stock Shares Available for
Future Issuances	Future Issuances
Exercise of outstanding stock options	44,065
Unvested restricted stock units and awards	1,556,199
Unvested performance stock units and awards (at 200% maximum payout)	1,737,000
Purchases under the employee stock purchase plan	312,474
Issuance of stock-based awards under the Equity Plans	842,822
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,581,301

NOTE 15.Segment Data and Related Information

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

The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources based on segment profits. We do not allocate sales and marketing or general and administrative expenses to our segments, because management does not include the information in its measurement of the performance of the operating segments. Also, total assets, interest expense and interest income are not presented by segment because management does not include this information in its measurement of the performance of the operating segments.

The Aerospace and Defense segment is comprised of two product lines: (i) Navigation and Inertial Sensing; and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters; (ii) Chip Devices; and (iii) Other. Information on reportable segments utilized by our chief operating decision maker is as follows:

(in thousands)	For the Fiscal Years Ended September 30,
	2020	2019	2018
Revenue:
Aerospace and Defense	$55,240	$33,086	$13,567
Broadband	54,888	54,179	72,050
Total revenue	$110,128	$87,265	$85,617

Segment Profit:
Aerospace and Defense gross profit	$16,729	$9,207	$2,406
Aerospace & Defense R&D expense	17,469	10,448	4,185
Aerospace and Defense segment loss	$(740)	$(1,241)	$(1,779)

Broadband gross profit	$18,853	$5,882	$16,081
Broadband R&D expense	2,800	8,995	11,202
Broadband segment profit (loss)	$16,053	$(3,113)	$4,879

Total consolidated segment profit (loss)	$15,313	$(4,354)	$3,100
Unallocated (income) expense:
Selling, general and administrative	24,631	32,080	21,377
(Gain) loss on sale of assets	(2,284)	(302)	34
Interest expense (income), net	104	(629)	(733)
Foreign exchange (gain) loss	(198)	427	434
Other income	-	-	(110)
Total unallocated expense	22,253	31,576	21,002
Loss before income tax expense	$(6,940)	$(35,930)	$(17,902)

Revenue: The following table sets forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Revenue by Geographic Region	For the Fiscal Years ended September 30,
(in thousands)	2020	2019	2018
United States and Canada	$91,205	$68,607	$69,543
Asia	9,397	11,637	10,386
Europe	5,559	6,209	5,422
Other	3,967	812	266
Total revenue	$110,128	$87,265	$85,617

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three, three and two of our significant customers represented an aggregate of 57%, 55% and 60% of our consolidated revenue for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Significant portions of the Company’s sales are concentrated among a limited number of customers. The duration, severity and future impact of the COVID-19 pandemic are highly uncertain and could result in significant disruptions to the business operations of the Company’s customers. If one or more of these significant customers significantly decrease their orders for the Company’s products, the Company’s business could be materially and adversely affected.

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of September 30, 2020 and 2019, approximately 97% and 85%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in Asia.

NOTE 16.Selected Quarterly Financial Information (unaudited)

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

EMCORE CORPORATION

Quarterly Consolidated Statements of Operations

For the Fiscal Year ended September 30, 2020

(in thousands, except income per share)

(unaudited)

	For the Three Months ended
	December 31,	March 31,	June 30,	September 30,
	2019	2020	2020	2020
Revenue	$25,482	$23,850	$27,266	$33,530
Cost of revenue	18,008	17,423	18,048	21,067
Gross profit	7,474	6,427	9,218	12,463
Operating expense (income):
Selling, general, and administrative	5,887	7,139	5,936	5,669
Research and development	4,642	4,584	4,807	6,236
Gain on sale of assets	(1,602)	(315)	(312)	(55)
Total operating expense	8,927	11,408	10,431	11,850
Operating (loss) income	(1,453)	(4,981)	(1,213)	613
Other income (expense):
Interest (expense) income, net	(15)	1	(40)	(50)
Foreign exchange gain (loss)	147	(156)	(20)	227
Total other income (expense)	132	(155)	(60)	177
Loss from operations before income tax expense	(1,321)	(5,136)	(1,273)	790
Income tax (expense) benefit	(14)	55	(14)	(87)
Net (loss) income	$(1,335)	$(5,081)	$(1,287)	$703
Per share data:
Net (loss) income per basic and diluted share	$(0.05)	$(0.18)	$(0.04)	$0.02
Weighted-average number of basic and diluted shares outstanding	28,832	29,033	29,295	29,386

EMCORE CORPORATION

Quarterly Consolidated Statements of Operations

For the Fiscal Year ended September 30, 2019

(in thousands, except income per share)

(unaudited)

	For the Three Months ended
	December 31,	March 31,	June 30,	September 30,
	2018	2019	2019	2019
Revenue	$24,001	$21,745	$17,219	$24,300
Cost of revenue	18,193	15,936	13,515	24,532
Gross profit	5,808	5,809	3,704	(232)
Operating expense (income):
Selling, general, and administrative	7,593	6,956	9,288	8,243
Research and development	4,019	4,360	4,629	6,435
Gain on sale of assets	—	—	—	(302)
Total operating expense	11,612	11,316	13,917	14,376
Operating loss	(5,804)	(5,507)	(10,213)	(14,608)
Other income (expense):
Interest income, net	267	224	99	39
Foreign exchange gain (loss)	14	304	(349)	(396)
Total other income (expense)	281	528	(250)	(357)
Loss from operations before income tax benefit (expense)	(5,523)	(4,979)	(10,463)	(14,965)
Income tax expense	(15)	(15)	(14)	(10)
Net loss	$(5,538)	$(4,994)	$(10,477)	$(14,975)
Per share data:
Net loss per basic and diluted share	$(0.20)	$(0.18)	$(0.37)	$(0.52)
Weighted-average number of basic and diluted shares outstanding	27,534	27,652	28,005	28,734

NOTE 17.Subsequent Event

On November 17, 2020, the Company entered into an agreement with a customer to resolve certain potential product claims. In exchange for a release of any and all potential claims the customer may have related to the applicable product, the Company has agreed to provide up to $1.5 million of product discounts on future purchases by the customer from the Company. The Company has recorded the full potential expense of $1.5 million in the fiscal year ended September 30, 2020 within Research and Development expense. As the customer is not expected to utilize the entire $1.5 million product discount within the next twelve months, $0.7 million has been recorded within accrued expenses and other current liabilities and $0.8 million has been recorded as other long-term liabilities on the Balance Sheet as of September 30, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

EMCORE Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of October 1, 2019 due to the adoption of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Irvine, California

December 7, 2020

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

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

b.Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

c.Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the ongoing COVID-19 pandemic, a significant number of our employees are now working from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

d.Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B.Other Information

Not Applicable.

PART III.

ITEM 10.Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal I: Election of Directors - Directors and Executive Officers” that will be included in our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the fiscal year ended September 30, 2020. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information under the caption “Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11.Executive Compensation

Information required by this Item is incorporated by reference to the information under the captions “Director Compensation for Fiscal Year 2020,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information under the caption “Ownership of Securities - Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding our equity compensation plans is incorporated by reference to the information under caption “Ownership of Securities - Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.Certain Relationships, Related Transactions and Director Independence

Information required by this Item is incorporated by reference to information under the captions entitled “Governance of the Company - Related Person Transaction Approval Policy” and “Governance of the Company - Director Independence” in the Proxy Statement.

ITEM 14.Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV.

ITEM 15.Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended September 30, 2020, 2019, and 2018
●	Consolidated Balance Sheets as of September 30, 2020 and 2019
●	Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2020, 2019, and 2018
●	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019, and 2018
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm

(a)(2)Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(a)(3)Exhibits

See Item 5(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)Exhibits

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

2.3

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of December 31, 2019 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on January 6, 2020).

2.4

First Amendment to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of January 13, 2020 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 10, 2020).

3(i).1	Restated Certificate of Incorporation, dated April 4, 2008, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2008).

3(i).2

Certificate of Amendment of Restated Certificate of Incorporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2012).

3(i).3

Certificate of Amendment of Restated Certificate of Incorporation of EMCORE Corporation, dated September 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2014).

3(i).4

Certificate of Designation Establishing the Series A Junior Participating Preferred Stock and Fixing the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights, and the Qualifications, Limitations and Restrictions, of the Series A Junior Participating Preferred Stock, dated September 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2014).

3(i).5	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2018).

3(ii).6	By-Laws of EMCORE Corporation, as amended through March 19, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2018).

4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).

4.2**	Description of EMCORE Corporation Capital Stock

10.1

Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.2†	Directors Compensation Policy (Effective March 19, 2020) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020).

10.3†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).

10.4†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).

10.5†	Form of award agreement under 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 14, 2015).

10.6†	2012 Equity Incentive Plan, as amended and restated on January 19, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).

10.7†	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 14, 2015).

10.8†

Form of time-based Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (as of October 2016) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 7, 2016).

10.9†

Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for executive officers) (as of December 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2018).

10.10†

Form of Performance-Based Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (for non-executive officers) (as of October 2016) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).

10.11†

Restricted Stock and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan entered into between the Company and Jeffrey Rittichier, with a grant date of October 18, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).

10.12†

Performance-Based Restricted Stock and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan entered into between the Company and Jeffrey Rittichier, with a grant date of October 18, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).

10.13†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended March 5, 2014 (incorporated by reference to Exhibit B to the Company’s Proxy Statement filed on January 28, 2014).

10.14†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.15†

Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2014).

10.16†	EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

10.17†

Form of Time-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

10.18†

Form of Performance-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

10.19†

Employment Agreement, dated August 7, 2019, by and between EMCORE Corporation and Tom Minichiello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2019).

10.20

Contract Manufacturing Agreement, dated as of October 25, 2019, by and among EMCORE Corporation, Hytera Communications (Hong Kong) Company Limited and Shenzhen Hytera Communications Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2019).

10.21†	EMCORE Corporation Fiscal 2020 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on December 26, 2019).

10.22

Single-Tenant Triple Net Lease, dated as of February 10, 2020, by and between Systron Donner Inertial, Inc. and Eagle Rock Holdings, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2020).

10.23

Lease Guaranty, dated as of February 10, 2020, by and between Systron Donner Inertial, Inc. and Eagle Rock Holdings, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2020).

10.24

Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, entered into by and between EMCORE Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2020).

21.1**	Subsidiaries of the Company.

23.1**	Consent of KPMG LLP, independent registered public accounting firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K).

31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

† Management contract or compensatory plan

** Filed herewith

*** Furnished herewith

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 7, 2020	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 7, 2020	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints and hereby authorizes Jeffrey Rittichier such person’s true and lawful attorney-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 7, 2020.

Signature	Title

/s/ Jeffrey Rittichier	Chief Executive Officer and Director
Jeffrey Rittichier	(Principal Executive Officer)

/s/ Tom Minichiello	Chief Financial Officer
Tom Minichiello	(Principal Financial and Accounting Officer)

/s/ Stephen L. Domenik	Chairman of the Board
Stephen L. Domenik

/s/ Bruce E. Grooms	Director
Bruce E. Grooms

/s/ Noel Heiks	Director
Noel Heiks

/s/ Rex S. Jackson	Director
Rex S. Jackson