Form 10-Q
period 2020-12-31
EMCORE CORP
filed 2021-02-05
CIK 808326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ◻ Accelerated filer ☑ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of February 3, 2021, the number of shares outstanding of our no par value common stock totaled 29,782,853.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate, including the expected impact of the COVID-19 pandemic on our business and operations. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) uncertainties regarding the effects of the COVID-19 pandemic and the impact of measures intended to reduce its spread on our business and operations, which is evolving and beyond our control; (b) the rapidly evolving markets for our products and uncertainty regarding the development of these markets; (c) our historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (d) delays and other difficulties in commercializing new products; (e) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (f) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (g) actions by competitors; (h) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (i) acquisition-related risks, including that (1) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (2) the costs and cash expenditures for integration of the SDI business operations may be higher than expected, (3) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (4) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; (j) risks related to our ability to obtain capital; (k) risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility; and (l) other risks and uncertainties discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We do not intend to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation

FORM 10-Q

For The Quarterly Period Ended December 31, 2020

PART I. Financial Information.

ITEM 1.Financial Statements

EMCORE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended December 31, 2020 and 2019

(in thousands, except per share data)

(unaudited)

	For the three months ended
	December 31,
	2020	2019
Revenue	$33,426	$25,482
Cost of revenue	20,854	18,008
Gross profit	12,572	7,474
Operating expense:
Selling, general, and administrative	5,798	5,887
Research and development	4,296	4,642
Gain on sale of assets	(29)	(1,602)
Total operating expense	10,065	8,927
Operating income (loss)	2,507	(1,453)
Other income:
Interest expense, net	(49)	(15)
Foreign exchange gain	237	147
Total other income	188	132
Income (loss) before income tax expense	2,695	(1,321)
Income tax expense	(126)	(14)
Net income (loss)	$2,569	$(1,335)
Foreign exchange translation adjustment	(10)	(36)
Comprehensive income (loss)	$2,559	$(1,371)
Per share data:
Net income (loss) per basic share	$0.09	$(0.05)
Weighted-average number of basic shares outstanding	29,503	28,832
Net income (loss) per diluted share	$0.08	$(0.05)
Weighted-average number of diluted shares outstanding	30,377	28,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Balance Sheets

As of December 31, 2020 and September 30, 2020

(in thousands)

(unaudited)

	As of	As of
	December 31,	September 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$31,120	$30,390
Restricted cash	38	148
Accounts receivable, net of credit loss of $234 and $227, respectively	27,276	25,324
Contract assets	582	1,566
Inventory	27,855	25,525
Prepaid expenses and other current assets	4,283	5,589
Assets held for sale	1,661	1,568
Total current assets	92,815	90,110
Property, plant, and equipment, net	20,558	21,052
Goodwill	69	69
Operating lease right-of-use assets	14,262	14,566
Other intangible assets, net	193	202
Other non-current assets	229	242
Total assets	$128,126	$126,241
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
PPP liability - current	$1,093	$—
Accounts payable	17,158	16,484
Accrued expenses and other current liabilities	9,650	11,577
Operating lease liabilities - current	979	992
Total current liabilities	28,880	29,053
PPP liability - non-current	5,395	6,488
Operating lease liabilities - non-current	13,481	13,735
Asset retirement obligations	2,041	2,022
Other long-term liabilities	794	794
Total liabilities	50,591	52,092
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 36,693 shares issued and 29,783 shares outstanding as of December 31, 2020; 36,461 shares issued and 29,551 shares outstanding as of September 30, 2020	745,188	744,361
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	908	918
Accumulated deficit	(620,840)	(623,409)
Total shareholders’ equity	77,535	74,149
Total liabilities and shareholders’ equity	$128,126	$126,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

For the three months ended December 31, 2020 and 2019

(in thousands)

(unaudited)

	For the three months ended
	December 31,
	2020	2019
Shares of Common Stock
Balance, beginning of period	29,551	28,893
Stock-based compensation	230	55
Stock option exercises	2	—
Balance, end of period	29,783	28,948
Value of Common Stock
Balance, beginning of period	$744,361	$739,926
Stock-based compensation	903	801
Stock option exercises	7	—
Tax withholding paid on behalf of employees for stock-based awards	(83)	(47)
Balance, end of period	745,188	740,680
Treasury stock, beginning and ending of period	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	918	950
Translation adjustment	(10)	(36)
Balance, end of period	908	914
Accumulated Deficit
Balance, beginning of period	(623,409)	(616,409)
Net income (loss)	2,569	(1,335)
Balance, end of period	(620,840)	(617,744)
Total Shareholders’ Equity	$77,535	$76,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2020 and 2019

(in thousands)

(unaudited)

	For the three months ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,569	$(1,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,005	1,981
Stock-based compensation expense	903	801
Provision adjustments related to credit loss	6	111
Provision adjustments related to product warranty	171	49
Gain on disposal of property, plant and equipment	(29)	(1,602)
Other	(290)	(259)
Total non-cash adjustments	1,766	1,081
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(970)	(1,450)
Inventory	(1,998)	(902)
Other assets	1,694	(2,809)
Accounts payable	836	794
Accrued expenses and other current liabilities	(2,371)	(1,358)
Total change in operating assets and liabilities	(2,809)	(5,725)
Net cash provided by (used in) operating activities	1,526	(5,979)
Cash flows from investing activities:
Purchase of equipment	(870)	(1,506)
Proceeds from disposal of property, plant and equipment	—	1,947
Net cash (used in) provided by investing activities	(870)	441
Cash flows from financing activities:
Net payments on credit facilities	—	(1,038)
Proceeds from exercise of equity awards	8	—
Taxes paid related to net share settlement of equity awards	(83)	(47)
Net cash used in financing activities	(75)	(1,085)
Effect of exchange rate changes provided by foreign currency	39	32
Net increase (decrease) in cash, cash equivalents and restricted cash	620	(6,591)
Cash, cash equivalents and restricted cash at beginning of period	30,538	21,977
Cash, cash equivalents and restricted cash at end of period	$31,158	$15,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$15	$47
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(350)	$(725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation

Notes to our Condensed Consolidated Financial Statements

NOTE 1.            Description of Business

Business Overview

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on the Nasdaq stock exchange under the ticker symbol EMKR. EMCORE is a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the cable TV industry. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV (“CATV”) directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June 2019, EMCORE further expanded its portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology. EMCORE has fully vertically-integrated manufacturing capability through our indium phosphide compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support EMCORE’s vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often substantially greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments, which are all normal recurring adjustments, that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2020 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Significant Accounting Policies and Estimates

Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 30, 2020. There have been no significant changes to our accounting policies during the three months ended December 31, 2020. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a discussion of our critical accounting policies and estimates.

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see Note 13 – Segment Data and Related Information in the notes to the condensed consolidated financial statements.

Revenue is also classified by major product category and is presented below:

	For the three months ended December 31,
		% of		% of
(in thousands)	2020	Revenue	2019	Revenue
Navigation and Inertial Sensing	$9,202	28%	$10,267	40%
Defense Optoelectronics	4,434	13%	3,437	13%
CATV Lasers and Transmitters	17,315	52%	9,383	37%
Chip Devices	743	2%	1,555	6%
Other	1,732	5%	840	4%
Total revenue	$33,426	100%	$25,482	100%

NOTE 2.            Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
●	In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard was effective for our fiscal year beginning October 1, 2020. We adopted the new standard on October 1, 2020, and it did not have a material impact on its condensed consolidated financial statements.

(b)	Recent Accounting Standards or Updates Not Yet Effective
●	In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2021 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

NOTE 3.    Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of	As of
	December 31,	September 30,
(in thousands)	2020	2020
Cash	$12,055	$11,325
Cash equivalents	19,065	19,065
Restricted cash	38	148
Total cash, cash equivalents and restricted cash	$31,158	$30,538

The Company’s restricted cash includes cash balances which are legally or contractually restricted in use. The Company’s restricted cash is included in current assets as of December 31, 2020 and September 30, 2020.

NOTE 4.            Fair Value Accounting

Accounting Standards Codification Topic 820 (“ASC 820”), Fair Value Measurement, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

NOTE 5.            Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	December 31, 2020	September 30, 2020
Accounts receivable, gross	$27,510	$25,551
Allowance for credit loss	(234)	(227)
Accounts receivable, net	$27,276	$25,324

The allowance for credit loss is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6.            Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	December 31, 2020	September 30, 2020
Raw materials	$14,795	$13,354
Work in-process	8,780	8,381
Finished goods	4,280	3,790
Inventory balance at end of period	$27,855	$25,525

NOTE 7.            Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	December 31, 2020	September 30, 2020
Equipment	$36,074	$35,218
Furniture and fixtures	1,125	1,125
Computer hardware and software	3,476	3,473
Leasehold improvements	3,249	3,169
Construction in progress	9,933	10,301
Property, plant, and equipment, gross	$53,857	$53,286
Accumulated depreciation	(33,299)	(32,234)
Property, plant, and equipment, net	$20,558	$21,052

During the three months ended December 31, 2020 and 2019, the Company sold certain equipment and recognized a gain on sale of assets of approximately $29,000 and $1.6 million, respectively. In addition, in the fiscal year ended September 30, 2020, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale.

NOTE 8.            Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	December 31, 2020	September 30, 2020
Compensation	$5,140	$6,916
Warranty	921	803
Legal expenses and other professional fees	210	211
Contract liabilities	77	502
Income and other taxes	1,411	1,265
Severance and restructuring accruals	—	17
Other	1,891	1,863
Accrued expenses and other current liabilities	$9,650	$11,577

NOTE 9.            Credit Facilities and Debt

Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. The Credit Facility is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts.

The Credit Facility matures in November 2021 and currently provides us with a revolving credit line of up to $15.0 million, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to a requirement, for certain specific uses, that the Company has liquidity of at least $25.0 million after such use. The Credit Facility requires us to maintain (a) liquidity of at least $10.0 million and (b) excess availability of at least $1.0 million.

As of December 31, 2020, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of December 31, 2020, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $3.5 million available for borrowing.

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

The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning at such time as is in accordance with the terms of the Paycheck Protection Flexibility Act of 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement. The Company expects to apply for forgiveness of the PPP Loan during the fiscal year ending September 30, 2021, but it can make no assurance that forgiveness will be granted in part or in whole. As of December 31, 2020, $1.1 million is recorded in current liabilities and $5.4 million is recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.

NOTE 10.            Income and Other Taxes

During each of the three months ended December 31, 2020 and 2019, the Company recorded income tax expense of approximately $126,000 and $14,000, respectively. Income tax expense for the three months ended December 31, 2020 and 2019 is composed primarily of state tax expense. The increase in income tax expense is due to increased revenues and the State of California’s temporary suspension of NOL utilization.

For the three months ended December 31, 2020 and 2019, the effective tax rate on continuing operations was 0.4% and 0.0%, respectively. The increased tax rate for the three months ended December 31, 2020 is primarily due to increased revenue in the three months ended December 31, 2020 and the State of California’s temporary suspension of NOL utilization. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2020 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at December 31, 2020. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2020 and 2019, there were no material increases or decreases in unrecognized tax benefits. As of December 31, 2020 and September 30, 2020, we had approximately $0.6 million of interest and penalties accrued as tax liabilities on our balance sheet. We expect that $0.4 million of uncertain tax benefit will be settled within the next 12 months, which will impact the effective tax rate. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

NOTE 11.            Commitments and Contingencies

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

b) Resilience Threatened Litigation

In November 2020, we received a demand letter and draft complaint from counsel to Resilience Capital (“Resilience”) threatening to initiate a lawsuit against us in Delaware Chancery Court in connection with the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and the Buyer pursuant to which SDI leased from the Buyer the Concord Real Property for a 15 year term. In the demand, Resilience, among other things: (i) claimed that we received non-cash consideration in connection with the Concord Property Sale in the form of below-market rent; and (ii) asserted that litigation would be filed seeking, among other things, damages in an amount to be determined at trial, unless we promptly agreed to proceed with the appraisal process set forth in that certain Purchase and Sale Agreement, dated as of June 7, 2019, by and among the Company, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc. To date no litigation has been filed and the parties have agreed to engage in mediation in an effort to resolve these claims. We believe that the claims made by Resilience are without merit and we intend to vigorously defend ourselves against them.

NOTE 12.            Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described below as our “Equity Plans”:

●	the 2010 Equity Incentive Plan,

●	the 2012 Equity Incentive Plan, and
●	the 2019 Equity Incentive Plan.

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

	For the three months
Stock-based Compensation Expense - by award type	ended December 31,
(in thousands)	2020	2019
Employee stock options	$1	$5
Restricted stock units and awards	431	376
Performance stock units and awards	317	292
Employee stock purchase plan	89	47
Outside director equity awards and fees in common stock	65	81
Total stock-based compensation expense	$903	$801

	For the three months
Stock-based Compensation Expense - by expense type	ended December 31,
(in thousands)	2020	2019
Cost of revenue	$141	$136
Selling, general, and administrative	559	485
Research and development	203	180
Total stock-based compensation expense	$903	$801

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. During each of the three months ended December 31, 2020 and 2019, our matching contribution in cash was approximately $0.3 and $0.2 million, respectively.

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the three months
Basic and Diluted Net Income (Loss) Per Share	ended December 31,
(in thousands, except per share)	2020	2019
Numerator:
Income (Loss) from continuing operations	$2,569	$(1,335)
Undistributed earnings allocated to common shareholders for basic and diluted net income (loss) per share	2,569	(1,335)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	29,503	28,832
Denominator for fully diluted net (income) loss per share - weighted average shares outstanding	30,377	28,832

Net income (loss) per basic share	$0.09	$(0.05)
Net income (loss) per fully diluted share	$0.08	$(0.05)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	874	1,168

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock units and awards, performance stock units, stock options, and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of net loss per share for the three months ended December 31, 2020 due to the Company incurring a net loss for the period.

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

Future Issuances

As of December 31, 2020, we had common stock reserved for the following future issuances:

Number of Common
Stock Shares Available for
Future Issuances	Future Issuances
Exercise of outstanding stock options	38,407
Unvested restricted stock units and awards	1,734,697
Unvested performance stock units and awards (at 200% maximum payout)	1,472,000
Purchases under the employee stock purchase plan	312,474
Issuance of stock-based awards under the Equity Plans	637,303
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,283,622

NOTE 13.            Segment Data and Related Information

The reportable segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has determined that it has two reportable segments, (i) Aerospace and Defense and (ii) Broadband.

The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources based on segment profits. We do not allocate sales and marketing, or general and administrative expenses to our segments, because management does not include the information in its measurement of the performance of the operating segments. Also, total assets, interest expense and interest income are not presented by segment because management does not include this information in its measurement of the performance of the operating segments.

The Aerospace and Defense segment is comprised of two product lines: (a) Navigation and Inertial Sensing; and (b) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (a) CATV Lasers and Transmitters; (b) Chip Devices; and (c) Other. Information on reportable segments utilized by our chief operating decision maker is as follows:

	For the three months
(in thousands)	ended December 31,
	2020	2019
Revenue:
Aerospace and Defense	$13,636	$13,704
Broadband	19,790	11,778
Total revenue	$33,426	$25,482

Segment Profit:
Aerospace and Defense gross profit	$4,100	$4,488
Aerospace & Defense R&D expense	3,686	3,951
Aerospace and Defense segment profit	$414	$537

Broadband gross profit	$8,472	$2,987
Broadband R&D expense	610	692
Broadband segment profit	$7,862	$2,295

Total consolidated segment profit	$8,276	$2,832
Unallocated expense:
Selling, general and administrative	5,798	5,887
Gain on sale of assets	(29)	(1,602)
Interest expense, net	49	15
Foreign exchange gain	(237)	(147)
Total unallocated expense	5,581	4,153
Income (loss) before income tax expense	$2,695	$(1,321)

Revenue: The following table sets forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

	For the three months
Revenue by Geographic Region	ended December 31,
(in thousands)	2020	2019
United States and Canada	$29,346	$20,195
Asia	3,025	2,266
Europe	656	1,889
Other	399	1,132
Total revenue	$33,426	$25,482

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented an aggregate of 70% and 50% of our consolidated revenue for the three months ended December 31, 2020 and 2019, respectively. Significant portions of the Company’s sales are concentrated among a limited number of customers. The duration, severity and future impact of the COVID-19 pandemic are highly uncertain and could result in significant disruptions to the business operations of the Company’s customers. If one or more of these significant customers significantly decreases their orders for the Company’s products, the Company’s business could be materially and adversely affected.

Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of December 31, 2020 and September 30, 2020, approximately 98% and 97%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

We have two reporting segments, (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Navigation and Inertial Sensing; and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters; (ii) Chip Devices; and (iii) Other.

Recent Developments

COVID-19

The ongoing COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the emergence of new strains of the virus, the impact of vaccination efforts, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply and labor shortages. In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. While operations at our facility in China were delayed in February 2020, we were at planned capacity by the end of February 2020 and throughout the quarters ended June 30, 2020, September 30, 2020, and December 31, 2020.

We rely on third party suppliers and contract manufacturers to provide materials, major components and products, and services. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended December 31, 2020, delays caused by air freight and customs caused disruption to our business, and the ongoing shortages in air freight capacity due to the decline in commercial airline traffic has at times made it more difficult and costly for us to timely procure parts and components. These or similar actions may continue in the future.

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

In addition, restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment to the Buyers (defined below), as described in more detail below under “Hytera Transactions”. Travel into Thailand by our manufacturing engineers to support the transfer remains difficult. While we are taking actions within our supply chain and manufacturing operations to mitigate the effects of these delays, the timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

Our customer orders to date have generally remained stable with our pre-COVID-19 outlook, except with respect to customer orders related to the CATV Lasers and Transmitters product line, which have increased compared to our pre-COVID-19 outlook. However, qualification testing for certain of our products has continued to be delayed due to customer engineering shortages and limitations on their ability to access their facilities, and development timelines for certain programs continue to be extended. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenues, and cash flows.

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

The Equipment is in the process of being transferred to the Buyers in multiple closings, some of which have been delayed due to travel restrictions and delays in customer product qualification process related to the COVID-19 pandemic, and the last of which is now expected to occur during the quarter ending December 31, 2021. Concurrently with entry into the Asset Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”), dated as of October 25, 2019, with the Buyers pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for us from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. The manufacture, purchase and sale of certain CATV module and transmitter products from the Thailand manufacturing facility pursuant to the Manufacturing Agreement has commenced and is ongoing.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the three months
	ended December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	62.4	70.7
Gross profit	37.6	29.3
Operating expense:
Selling, general, and administrative	17.3	23.1
Research and development	12.9	18.2
Gain on sale of assets	(0.1)	(6.3)
Total operating expense	30.1	35.0
Operating income (loss)	7.5	(5.7)
Other income:
Interest expense, net	(0.1)	(0.1)
Foreign exchange gain	0.7	0.6
Total other income	0.6	0.5
Income (loss) before income tax expense	8.1	(5.2)
Income tax expense	(0.4)	—
Net income (loss)	7.7%	(5.2)%

Comparison of Financial Results for the Three Months Ended December 31, 2020 and 2019

	For the three months ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenue	$33,426	$25,482	$7,944	31.2%
Cost of revenue	20,854	18,008	2,846	15.8%
Gross profit	12,572	7,474	5,098	68.2%
Operating expense:
Selling, general, and administrative	5,798	5,887	(89)	(1.5)%
Research and development	4,296	4,642	(346)	(7.5)%
Gain on sale of assets	(29)	(1,602)	1,573	98.2%
Total operating expense	10,065	8,927	1,138	12.7%
Operating income (loss)	2,507	(1,453)	3,960	272.5%
Other income:
Interest expense, net	(49)	(15)	(34)	(226.7)%
Foreign exchange gain	237	147	90	61.2%
Total other income	188	132	56	42.4%
Income (loss) before income tax expense	2,695	(1,321)	4,016	304.0%
Income tax expense	(126)	(14)	(112)	(800.0)%
Net income (loss)	$2,569	$(1,335)	$3,904	292.4%

Revenue

	For the three months ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense revenue	$13,636	$13,704	$(68)	(0.5)%
Broadband revenue	19,790	11,778	8,012	68.0%
Total revenue	$33,426	$25,482	$7,944	31.2%

Aerospace and Defense Revenue:

For the three months ended December 31, 2020, our Aerospace and Defense revenue decreased $68,000 or 0.5%, compared to the same period in the prior year. For the three months ended December 31, 2020, our Navigation and Inertial Sensing product line revenue decreased $1.1 million compared to the same period in the prior year, primarily due to the decrease in products sold arising from decreased customer demand. Defense Optoelectronics product line revenue increased $1.0 million compared to the same period in the prior year primarily driven by an increase in products sold arising from increased demand.

Broadband Revenue:

For the three months ended December 31, 2020, our Broadband revenue increased $8.0 million, or 68.0%, compared to the same period in the prior year primarily due to an $8.0 million increase in products sold in the CATV Lasers and Transmitters product line due to increased customer demand, arising in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to address the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.

Gross Profit

	For the three months ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Aerospace and Defense gross profit	$4,100	$4,488	$(388)	(8.6)%
Broadband gross profit	8,472	2,987	5,485	183.6%
Total gross profit	$12,572	$7,475	$5,097	68.2%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields, sales volumes, inventory and specific product warranty charges, as well as the amount of our revenue relative to fixed manufacturing costs.

Consolidated gross margins were 37.6% and 29.3% for the three months ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million and $0.1 million for the three months ended December 31, 2020 and 2019, respectively.

Aerospace and Defense Gross Profit:

For the three months ended December 31, 2020, Aerospace and Defense gross profit decreased $0.4 million, or 8.6%, compared to the same period in the prior year, primarily due to lower revenue. For the three months ended December 31, 2020 and 2019, Aerospace and Defense gross margin was 30.1% and 32.7%, respectively. The lower gross margin in the three months ended December 31, 2020 is primarily due to lower revenue relative to fixed manufacturing costs and product mix.

Broadband Gross Profit:

For the three months ended December 31, 2020, Broadband gross profit increased $5.5 million or 183.6% compared to the same period in the prior year, primarily as a result of higher revenue in the three months ended December 31, 2020. For the three months ended December 31, 2020 and 2019, Broadband gross margin was 42.8% and 25.4%, respectively. The higher gross margin in the three months ended December 31, 2020 is primarily due to higher revenue relative to fixed manufacturing costs and product mix.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.5 million for the three months ended December 31, 2020 and 2019, respectively.

SG&A expense for the three months ended December 31, 2020 was $0.1 million lower than the amount reported in the same period in the prior year primarily due to a $0.2 million decrease in severance expense, a $0.4 million decrease in professional services, a $0.2 million decrease in travel, and a $0.2 million decrease in allocated expenses, primarily offset by a $0.7 million increase in bonus expense and a $0.2 million increase in sales and use tax.

As a percentage of revenue, SG&A expenses were 17.3% and 23.1% for the three months ended December 31, 2020 and 2019, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million during the three months ended December 31, 2020 and 2019.

For the three months ended December 31, 2020 and 2019, Aerospace and Defense R&D expense was $3.7 million and $3.9 million, respectively. For the three months ended December 31, 2020 and 2019, Broadband R&D expense was $0.6 million and $0.7 million, respectively.

R&D expense for the three months ended December 31, 2020 was lower than the amounts reported in the same period in the prior year by $0.3 million primarily due to a $0.4 million decrease in compensation expense partially offset by smaller increases in other research and development costs.

As a percentage of revenue, R&D expenses were 12.9% and 18.2% for the three months ended December 31, 2020 and 2019, respectively.

Operating Income (Loss)

Operating income (loss) represents revenue less the cost of revenue and operating expenses incurred. Operating income (loss) is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 7.5% and (5.7)% for the three months ended December 31, 2020 and 2019, respectively. The improvement of $4.0 million in operating income (loss) in the three months ended December 31, 2020 compared to the same period in the prior year is primarily due to the increase in gross profit of $5.1 million, a decrease in research and development expense of $0.4 million, and decrease in selling, general and administrative expense of $0.1 million, offset by a decrease in gain on sale of equipment of $1.6 million.

Other Income

Interest Expense, net

During the three months ended December 31, 2020 and 2019, we recorded $0.1 million of interest expense primarily as a result of interest expense and letter of credit fees related to our Credit Facility (as defined below), partially offset by interest income earned on cash and cash equivalent balances. Interest income for the three months ended December 31, 2020 was lower than the amount reported in the prior year due to lower interest rates due to the impact of COVID-19 on U.S. financial markets.

Foreign Exchange Gain

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our condensed consolidated statements of operations and comprehensive loss. The gain (losses) recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar.

Income Tax Expense

During the three months ended December 31, 2020 and 2019, the Company recorded income tax expense of approximately $126,000 and $14,000, respectively. Income tax expense for the three months ended December 31, 2020 and 2019 is composed primarily of state tax expense. The increase in income tax expense is due to increased revenues.

Order Backlog

EMCORE’s product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. In addition, Broadband products typically ship within the same quarter in which a purchase order is received. Therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods. We experienced an increase in our backlog in our CATV Lasers and Transmitters product line through the quarter ended December 31, 2020 due to increased customer demand, arising in part from an increase in investment by MSOs in their networks to break the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment as a result of the COVID-19 pandemic. However, we can provide no assurance that such an increase in our backlog will continue beyond December 31, 2020.

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

As of December 31, 2020, cash and cash equivalents totaled $31.2 million and net working capital totaled approximately $63.9 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to requirements that (a) we have (i) liquidity of at least $10.0 million, and (ii) for certain specific uses, liquidity of at least $25.0 million after such use and (b) we maintain excess availability of at least $1.0 million. The Credit Facility has a maturity date expiring in November 2021, is secured by our assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities and Debt in the notes to the condensed consolidated financial statements for additional disclosures. As of January 31, 2021, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $13.4 million available for borrowing.

On May 3, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement (the “PPP Loan Agreement”) with Wells Fargo Bank, N.A. under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which we received on May 6, 2020.

The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning at such time as is in accordance with the terms of the Paycheck Protection Flexibility Act of 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. We expect to apply for forgiveness of the PPP Loan during the fiscal year ending September 30, 2021. We can provide no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement.

We have a history of operating losses and negative cash flows from operations. We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility and any amounts that may be available to us under governmental lending programs will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the date of the issuance of these financial statements. We have taken a number of actions to continue to support our operations and meet our obligations, including completing the sale of the Concord Real Property, headcount reductions and other cost reductions and obtaining the PPP Loan. In addition, should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets, additional cost reductions, or elect to raise capital in the U.S. through debt or equity issuances. These alternatives may not be available to us on reasonable terms or at all, and could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings.

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

Cash Flow

Net Cash Provided By (Used In) Operating Activities

Operating Activities	For the three months ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash provided by (used in) operating activities	$1,526	$(5,979)	$7,505	125.5%

For the three months ended December 31, 2020:

For the three months ended December 31, 2020, our operating activities provided cash of $1.5 million, primarily due to our net income of $2.6 million, and positive adjustments for non-cash charges, including depreciation and amortization expense of $1.0 million, stock based compensation of $0.9 million, and provision adjustment related to product warranty of $0.2 million offset by negative adjustments for non-cash charges, and changes in our operating assets and liabilities (or working capital components) of $2.8 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable and contract assets of $1.0 million, inventory of $2.0 million, and a decrease in accrued expenses and other liabilities of $2.4 million offset by a decrease in other assets of $1.7 million and an increase in accounts payable of $0.8 million.

For the three months ended December 31, 2019:

For the three months ended December 31, 2019, our operating activities used cash of $6.0 million, primarily due to our net loss of $1.3 million, changes in our operating assets and liabilities (or working capital components) of $5.7 million and gain on disposal of assets of $1.6 million, partially offset by depreciation and amortization expense of $2.0 million, stock-based compensation expense of $0.8 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.5 million, inventory of $0.9 million and other assets of $2.8 million and a decrease in accrued expenses and other liabilities of $1.4 million, partially offset by an increase in accounts payable of $0.8 million.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities	For the three months ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash (used in) provided by investing activities	$(870)	$441	$(1,311)	(297.3)%

For the three months ended December 31, 2020:

For the three months ended December 31, 2020, our investing activities used cash of $0.9 million due to capital-related expenditures.

For the three months ended December 31, 2019:

For the three months ended December 31, 2019, our investing activities provided cash of $0.4 million primarily from cash proceeds from the disposal of equipment of $1.9 million partially offset by capital-related expenditures of $1.5 million.

Net Cash Used In Financing Activities

Financing Activities	For the three months ended December 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Net cash used in financing activities	$(75)	$(1,085)	$1,010	93.1%

For the three months ended December 31, 2020:

For the three months ended December 31, 2020, our financing activities used cash of $75,000 due to withholding paid on behalf of employees for stock-based awards of $83,000 offset by proceeds from stock plan transactions of $8,000.

For the three months ended December 31, 2019:

For the three months ended December 31, 2019, our financing activities used cash of $1.1 million primarily due to net payments related to borrowings from our bank Credit Facility.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2020 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating leases described above, that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a discussion of our critical accounting policies and estimates.

ITEM 3.            Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2020 for a more complete discussion of the market risks we encounter.

ITEM 4.            Controls and Procedures

a.           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.           Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31,

2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information.

ITEM 1.              Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 11 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2020, which could materially affect our business, financial condition or future results. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The risks described in our Annual Report on Form 10‑K and described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

The full effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results and cash flows.

The ongoing COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the emergence of new strains of the virus, the impact of vaccination efforts and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. However, facility closures or further work slowdowns or temporary stoppages could occur, and in some cases, our facilities and supplier facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact and could delay our development efforts and our deliveries to customers. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, operations at our Beijing facility ceased for one additional week beyond the Chinese New Year holiday in February 2020 as a result of the COVID-19 situation, and additional closures could occur.

In addition, the COVID-19 pandemic has negatively affected, and could have further negative effects on, the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment that we have agreed, as part of our efforts to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, to sell to Hytera Communications (Hong Kong) Company Limited (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), for use by the Buyers in connection with the manufacturing of certain CATV module and transmitter products for us from a manufacturing facility located in Thailand. The sale and transfer of the equipment will occur in three separate closings, one of which occurred in the quarter ended December 31, 2019 and the other two of which are now expected to occur during the quarter ending December 31, 2021. The timing and completion of these transfers may be further disrupted as a result of

COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

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

We rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended December 31, 2020, delays caused by air freight and customs caused disruption to our business, and the ongoing shortages in air freight capacity due to the decline in commercial airline traffic has at times made it more difficult and costly for us to timely procure parts and components. These or similar actions may continue in the future, and an extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted.

As a result of COVID-19, we could see reduced customer orders in certain of our product lines, which could adversely affect our revenues, financial performance and cash flows, and could result in inventory write-downs and impairment losses. Significant delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our revenues and cash flows, and current limitations on travel to customers could impact orders. For example, qualification testing for certain of our products continues to be delayed due to customer engineering shortages and limitations on their ability to access their facilities. In addition, limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries for certain of our products. Government funding priorities may change as a result of the costs of COVID-19, which could adversely affect our revenues arising from government contracts or subcontracts, and with respect to such contracts, we could experience delays in new program starts or awards of future work or in timelines for current programs, as well as the uncertain impact of contract modifications to respond to the national emergency.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business as a result of COVID-19. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and below our current projections could cause these assets to be impaired.

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

2.3

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of December 31, 2019 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020).

2.4

First Amendment to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) dated as of January 13, 2020 by and between Parkview Management Group, Inc. and Systron Donner Inertial, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 10, 2020).

3.1	By-Laws of EMCORE Corporation, as amended through January 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2021).
10.1	EMCORE Corporation Fiscal 2021 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2020).
10.2	Form of Single-Tenant Triple Net Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8 K filed on January 6, 2020).
10.3	Form of Lease Guaranty (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 K filed on January 6, 2020).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 5, 2021	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2021	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)