Form 10-Q
period 2021-03-31
EMCORE CORP
filed 2021-05-07
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the E change Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 6, 2021, the number of shares outstanding of our no par value common stock totaled 36,838,079.

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate, including the expected impact of the COVID-19 pandemic on our business and operations. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) uncertainties regarding the effects of the COVID-19 pandemic, the length of time it will take for the COVID 19 pandemic to subside, and the impact of measures intended to reduce its spread on our business and operations, which is evolving and beyond our control; (b) the rapidly evolving markets for our products and uncertainty regarding the development of these markets; (c) our historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (d) delays and other difficulties in commercializing new products; (e) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (f) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (g) actions by competitors; (h) risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations; (i) acquisition-related risks, including that (1) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (2) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source, and (3) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line; (j) risks related to our ability to obtain capital; (k) risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility; (l) risks and uncertainties related to manufacturing and production capacity and expansion plans related thereto; (m) risks related to the conversion of order backlog into product revenue; and (n) other risks and uncertainties discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.
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

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. Financial Information.
ITEM 1. Financial Statements
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended March 31, 2021 and 2020
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2021	2020	2021	2020
Revenue	$38,406	$23,850	$71,832	$49,332
Cost of revenue	23,772	17,423	44,626	35,431
Gross profit	14,634	6,427	27,206	13,901
Operating expense:
Selling, general, and administrative	6,062	7,139	11,860	13,026
Research and development	3,771	4,584	8,067	9,226
Loss (gain) on sale of assets	218	(315)	189	(1,917)
Total operating expense	10,051	11,408	20,116	20,335
Operating income (loss)	4,583	(4,981)	7,090	(6,434)
Other (expense) income:
Interest (expense) income, net	(49)	1	(98)	(14)
Foreign exchange (loss) gain	(68)	(156)	169	(9)
Total other (expense) income	(117)	(155)	71	(23)
Income (loss) before income tax (expense) benefit	4,466	(5,136)	7,161	(6,457)
Income tax (expense) benefit	(82)	55	(208)	41
Net income (loss)	$4,384	$(5,081)	$6,953	$(6,416)
Foreign exchange translation adjustment	(11)	29	(21)	(7)
Comprehensive income (loss)	$4,373	$(5,052)	$6,932	$(6,423)
Per share data:
Net income (loss) per basic share	$0.13	$(0.18)	$0.22	$(0.22)
Weighted-average number of basic shares outstanding	32,968	29,033	31,219	28,931
Net income (loss) per diluted share	$0.13	$(0.18)	$0.21	$(0.22)
Weighted-average number of diluted shares outstanding	34,451	29,033	32,492	28,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2021 and September 30, 2020
(in thousands)
(unaudited)

	As of March 31, 2021	As of September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$63,728	$30,390
Restricted cash	1,553	148
Accounts receivable, net of credit loss of $175 and $227, respectively	29,836	25,324
Contract assets	685	1,566
Inventory	29,747	25,525
Prepaid expenses and other current assets	4,598	5,589
Assets held for sale	1,983	1,568
Total current assets	132,130	90,110
Property, plant, and equipment, net	19,180	21,052
Goodwill	69	69
Operating lease right-of-use assets	14,171	14,566
Other intangible assets, net	184	202
Other non-current assets	217	242
Total assets	$165,951	$126,241
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
PPP liability - current	$1,912	$—
Accounts payable	15,746	16,484
Accrued expenses and other current liabilities	10,068	11,577
Operating lease liabilities - current	1,183	992
Total current liabilities	28,909	29,053
PPP liability - non-current	4,576	6,488
Operating lease liabilities - non-current	13,222	13,735
Asset retirement obligations	2,049	2,022
Other long-term liabilities	794	794
Total liabilities	49,550	52,092
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 43,681 shares issued and 36,775 shares outstanding as of March 31, 2021; 36,461 shares issued and 29,551 shares outstanding as of September 30, 2020	779,681	744,361
Treasury stock at cost; 6,906 shares	(47,721)	(47,721)
Accumulated other comprehensive income	897	918
Accumulated deficit	(616,456)	(623,409)
Total shareholders’ equity	116,401	74,149
Total liabilities and shareholders’ equity	$165,951	$126,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
For the three and six months ended March 31, 2021 and 2020
(in thousands)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2021	2020	2021	2020
Shares of Common Stock
Balance, beginning of period	29,783	28,948	29,551	28,893
Stock-based compensation	203	111	433	166
Stock option exercises	8	1	10	1
Issuance of restricted stock units	—	116	—	116
Issuance of common stock - ESPP	126	115	126	115
Sale of common stock	6,655	—	6,655	—
Balance, end of period	36,775	29,291	36,775	29,291
Value of Common Stock
Balance, beginning of period	$745,188	$740,680	$744,361	$739,926
Stock-based compensation	922	1,045	1,825	1,846
Stock option exercises	39	2	46	2
Tax withholding paid on behalf of employees for stock-based awards	—	—	(83)	(47)
Issuance of restricted stock units	—	410	—	410
Issuance of common stock - ESPP	382	279	382	279
BOD consulting and other fees	9	—	9	—
Sale of common stock, net of offering costs	33,141	—	33,141
Balance, end of period	779,681	742,416	779,681	742,416
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	908	914	918	950
Translation adjustment	(11)	29	(21)	(7)
Balance, end of period	897	943	897	943
Accumulated Deficit
Balance, beginning of period	(620,840)	(617,744)	(623,409)	(616,409)
Net income (loss)	4,384	(5,081)	6,953	(6,416)
Balance, end of period	(616,456)	(622,825)	(616,456)	(622,825)
Total Shareholders’ Equity	$116,401	$72,813	$116,401	$72,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2021 and 2020
(in thousands)
(unaudited)

	For the six months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,953	$(6,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,989	3,313
Stock-based compensation expense	1,825	1,846
Provision adjustments related to credit loss	(52)	111
Provision adjustments related to product warranty	222	100
Gain (loss) on disposal of property, plant and equipment	189	(1,917)
Other	(292)	(100)
Total non-cash adjustments	3,881	3,353
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(3,574)	(2,353)
Inventory	(3,909)	522
Other assets	1,121	(13,803)
Accounts payable	(660)	498
Accrued expenses and other current liabilities	(2,040)	11,081
Total change in operating assets and liabilities	(9,062)	(4,055)
Net cash provided by (used in) operating activities	1,772	(7,118)
Cash flows from investing activities:
Purchase of equipment	(1,142)	(2,418)
Proceeds from disposal of property, plant and equipment	583	14,904
Net cash (used in) provided by investing activities	(559)	12,486
Cash flows from financing activities:
Net payments on credit facilities	—	(5,497)
Proceeds from employee stock purchase plan and equity awards	428	281
Proceeds from sale of common stock	35,937	—
Issuance cost associated with sale of common stock	(2,796)	—
Taxes paid related to net share settlement of equity awards	(83)	(47)
Net cash provided by (used in) financing activities	33,486	(5,263)
Effect of exchange rate changes provided by foreign currency	44	8
Net increase in cash, cash equivalents and restricted cash	34,743	113
Cash, cash equivalents and restricted cash at beginning of period	30,538	21,977
Cash, cash equivalents and restricted cash at end of period	$65,281	$22,090
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$31	$83
Cash paid during the period for income taxes	$295	$59
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(256)	$(762)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
NOTE 1.    Description of Business
Business Overview
EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on The Nasdaq Stock Market under the ticker symbol EMKR. EMCORE is a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the cable TV industry. EMCORE pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV (“CATV”) directly on fiber, and today is a leading provider of advanced Mixed-Signal Optics products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The Mixed-Signal Optics technology at the heart of our broadband communications products is shared with our fiber optic gyros and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With the acquisition of Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing Quartz MEMS technology, in June 2019, EMCORE further expanded its portfolio of gyros and inertial sensors with SDI’s quartz MEMS gyro and accelerometer technology. EMCORE has fully vertically-integrated manufacturing capability through our indium phosphide compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support EMCORE’s vertically-integrated manufacturing strategy for quartz and fiber optic gyro products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often substantially greater than traditional digital applications and requires a specialized expertise held by EMCORE which is unique in the optics industry.
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
Significant Accounting Policies and Estimates
Our significant accounting policies are detailed in “Note 2 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended September 30, 2020. There have been no significant changes to our accounting policies during the six months ended March 31, 2021. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a discussion of our critical accounting policies and estimates.

Disaggregation of Revenue - Revenue is classified based on the product line of business. For additional information on the disaggregated revenues by geographical region, see "Note 13 – Segment Data and Related Information" in the notes to the condensed consolidated financial statements.
Revenue is also classified by major product category and is presented below:

	For the three months ended March 31,				For the six months ended March 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Navigation and Inertial Sensing	$8,993	23%	$8,842	37%	$18,195	25%	$19,109	39%
Defense Optoelectronics	4,141	11%	4,171	18%	8,575	12%	7,608	15%
CATV Lasers and Transmitters	21,120	55%	8,782	37%	38,435	54%	18,165	37%
Chip Devices	841	2%	1,035	4%	1,584	2%	2,590	5%
Other	3,311	9%	1,020	4%	5,043	7%	1,860	4%
Total revenue	$38,406	100%	$23,850	100%	$71,832	100%	$49,332	100%
NOTE 2.    Recent Accounting Pronouncements
(a)New Accounting Updates Recently Adopted
•In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. The new standard was effective for our fiscal year beginning October 1, 2020. We adopted the new standard on October 1, 2020, and it did not have a material impact on the condensed consolidated financial statements.
(b)Recent Accounting Standards or Updates Not Yet Effective
•In March 2020, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2021 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on the condensed consolidated financial statements and related disclosures.
NOTE 3.    Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

(in thousands)	As of March 31, 2021	As of September 30, 2020	As of March 31, 2020
Cash	$14,662	$11,325	$2,985
Cash equivalents	49,066	19,065	19,045
Restricted cash	1,553	148	60
Total cash, cash equivalents and restricted cash	$65,281	$30,538	$22,090
The Company’s restricted cash includes cash balances which are legally or contractually restricted in use. The Company’s restricted cash is included in current assets as of March 31, 2021, September 30, 2020, and March 31, 2020.

NOTE 4.    Fair Value Accounting
Accounting Standards Codification Topic 820 (“ASC 820”), Fair Value Measurement, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly, through market corroboration, for substantially the full term of the financial instrument.
•Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets or liabilities at fair value.
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
NOTE 5.    Accounts Receivable
The components of accounts receivable consisted of the following:

	As of
(in thousands)	March 31, 2021	September 30, 2020
Accounts receivable, gross	$30,011	$25,551
Allowance for credit loss	(175)	(227)
Accounts receivable, net	$29,836	$25,324
The allowance for credit loss is based on the age of receivables and a specific identification of receivables considered at risk of collection.
NOTE 6.    Inventory
The components of inventory consisted of the following:

	As of
(in thousands)	March 31, 2021	September 30, 2020
Raw materials	$14,261	$13,354
Work in-process	9,921	8,381
Finished goods	5,565	3,790
Inventory balance at end of period	$29,747	$25,525

NOTE 7.    Property, Plant, and Equipment, net
The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	March 31, 2021	September 30, 2020
Equipment	$35,435	$35,218
Furniture and fixtures	1,125	1,125
Computer hardware and software	3,584	3,473
Leasehold improvements	6,589	3,169
Construction in progress	6,665	10,301
Property, plant, and equipment, gross	$53,398	$53,286
Accumulated depreciation	(34,218)	(32,234)
Property, plant, and equipment, net	$19,180	$21,052
During the three and six months ended March 31, 2021, the Company sold certain equipment and recognized a loss on sale of assets of $0.2 million. In addition, in the fiscal year ended September 30, 2020, the Company entered into agreements to sell additional equipment and these assets have been reclassified to assets held for sale.
NOTE 8.    Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	March 31, 2021	September 30, 2020
Compensation	$5,763	$6,916
Warranty	976	803
Legal expenses and other professional fees	443	211
Contract liabilities	507	502
Income and other taxes	1,137	1,265
Severance and restructuring accruals	—	17
Other	1,242	1,863
Accrued expenses and other current liabilities	$10,068	$11,577

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
As of March 31, 2021, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2021, the Credit Facility had approximately $0.5 million reserved for one outstanding stand-by letter of credit and $13.4 million available for borrowing.

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
The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning at such time as is in accordance with the terms of the Paycheck Protection Flexibility Act of 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement. The Company applied for forgiveness of the PPP Loan during the three months ended March 31, 2021, but it can make no assurance that forgiveness will be granted in part or in whole. As of March 31, 2021, $1.9 million is recorded in current liabilities and $4.6 million is recorded in long-term liabilities on the Company’s condensed consolidated balance sheet.
NOTE 10.    Income and Other Taxes
During the three months ended March 31, 2021 and 2020, the Company recorded income tax (expense) benefit of approximately $(82,000) and $55,000, respectively. Income tax expense for the three months ended March 31, 2021 and 2020 is composed primarily of state tax expense. The increase in income tax expense is driven by the State of California's temporary suspension of net operating loss ("NOL") utilization.
During the six months ended March 31, 2021 and 2020, the Company recorded income tax (expense) benefit of approximately $(208,000) and $41,000, respectively. Income tax expense for the six months ended March 31, 2021 and 2020 is composed primarily of state tax expense. The increase in income tax expense is driven by the State of California’s temporary suspension of NOL utilization.
For the three months ended March 31, 2021 and 2020 the effective tax rate on continuing operations was 1.9% and 0.2%, respectively. The higher tax rate for the three months ended March 31, 2021 is primarily driven by the State of California's temporary suspension of NOL utilization.
For the six months ended March 31, 2021 and 2020, the effective tax rate on continuing operations was 2.9% and 0.1%, respectively. The increased tax rate for the six months ended March 31, 2021 is primarily driven by the State of California’s temporary suspension of NOL utilization.
The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of March 31, 2021 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.
All deferred tax assets have a full valuation allowance at March 31, 2021. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.
During the three and six months ended March 31, 2021 and 2020, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2021 and September 30, 2020, we had approximately $0.6 million of interest and penalties and $0.4 million of uncertain tax benefit reserved and accrued for as tax liabilities on our balance sheet. We expect that $1.0 million of uncertain tax benefit including interest and penalties will be settled within the next 12 months, which will impact the effective tax rate. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

NOTE 11.    Commitments and Contingencies
Indemnifications: We have agreed to indemnify certain customers against claims of infringement of intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these customer indemnification obligations. We enter into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify them for certain potential expenses and liabilities arising from their status as a director or executive officer of the Company. We maintain directors and officers insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and executive officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim.
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
b) Resilience Litigation
In February 2021, Resilience Capital (“Resilience”) filed a complaint against us with the Delaware Chancery Court containing claims arising from the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and the Buyer, pursuant to which SDI leased from the Buyer the Concord Real Property for a 15 year term. The Resilience complaint seeks, among other items, (i) a declaration that the Concord Property Sale included a non-cash component; (ii) a decree requiring us and Resilience to follow the appraisal requirements set forth in that certain Purchase and Sale Agreement (the "SDI Purchase Agreement"), dated as of June 7, 2019, by and among EMCORE Corporation, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc.; (iii) recovery of Resilience’s costs and expenses; and (iv) pre- and post-judgment interest.
In April 2021, we filed with the Delaware Chancery Court our answer to the Resilience complaint and counterclaims against Resilience, in which we are seeking, among other items, (i) dismissal of the Resilience complaint and/or granting of judgment in favor of EMCORE with respect to the Resilience complaint, (ii) entering final judgment against Resilience awarding damages to us for Resilience’s fraud and breaches of the SDI Purchase Agreement in an amount to be proven at trial and not less than $1,565,000, (iii) a judicial determination of the respective rights and duties of us and Resilience under the SDI Purchase Agreement, (iv) an award to us of costs and expenses and (v) pre- and post-judgment interest. We believe that the claims made by Resilience in its complaint are without merit and we intend to vigorously defend ourselves against them.
NOTE 12.    Equity
Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”:
•the 2010 Equity Incentive Plan,
•the 2012 Equity Incentive Plan, and

•the 2019 Equity Incentive Plan.
We issue new shares of common stock to satisfy awards issued under our Equity Plans. In March 2021, our shareholders approved the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, which was adopted, subject to shareholder approval, by the Company’s Board of Directors in December 2020 and increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Equity Incentive Plan by an additional 2,138,000 shares.
Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2021	2020	2021	2020
Employee stock options	$1	$4	$2	$9
Restricted stock units and awards	501	552	932	928
Performance stock units and awards	269	363	586	655
Employee stock purchase plan	84	46	173	93
Outside director equity awards and fees in common stock	67	80	132	161
Total stock-based compensation expense	$922	$1,045	$1,825	$1,846

Stock-based Compensation Expense - by expense type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$203	$202	$344	$338
Selling, general, and administrative	510	591	1,069	1,076
Research and development	209	252	412	432
Total stock-based compensation expense	$922	$1,045	$1,825	$1,846
401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. During each of the three months ended March 31, 2021 and 2020, our matching contribution in cash was approximately $0.3 million. During each of the six months ended March 31, 2021 and 2020, our matching contribution in cash was approximately $0.6 million and $0.5 million, respectively.
Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the three months ended March 31,		For the six months ended March 31,
(in thousands, except per share)	2021	2020	2021	2020
Numerator:
Income (Loss) from continuing operations	$4,384	$(5,081)	$6,953	$(6,416)
Undistributed earnings allocated to common shareholders for basic and diluted net income (loss) per share	4,384	(5,081)	6,953	(6,416)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	32,968	29,033	31,219	28,931
Denominator for fully diluted net (income) loss per share - weighted average shares outstanding	34,451	29,033	32,492	28,931
Net income (loss) per basic share	$0.13	$(0.18)	$0.22	$(0.22)
Net income (loss) per fully diluted share	$0.13	$(0.18)	$0.21	$(0.22)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	1,536	2,161	1,331	1,704

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock units and awards, performance stock units, stock options, and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of net loss per share for the three and six months ended March 31, 2020 due to the Company incurring a net loss for the period.
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

Public Offering
On February 16, 2021, we closed our offering of 6,655,093 shares of our common stock, which included the full exercise of the underwriters’ option to purchase 868,056 additional shares of common stock, at a price to the public of $5.40 per share, resulting in net proceeds to us from the offering, after deducting the underwriting discounts and commissions and other offering expenses, of approximately $33.1 million. The shares were sold by us pursuant to an underwriting agreement with Cowen and Company, LLC, dated as of February 10, 2021.
Future Issuances
As of March 31, 2021, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	30,732
Unvested restricted stock units and awards	1,967,291
Unvested performance stock units and awards (at 200% maximum payout)	1,934,000
Purchases under the employee stock purchase plan	186,197
Issuance of stock-based awards under the Equity Plans	1,826,518
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,033,479

NOTE 13.    Segment Data and Related Information
The reportable segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company has determined that it has two reportable segments: (i) Aerospace and Defense and (ii) Broadband.
The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources based on segment profits. We do not allocate sales and marketing, general and administrative expenses, or interest expense and interest income to our segments, because management does not include the information in its measurement of the performance of the operating segments. Also, a measure of segment assets and liabilities, has not been provided to the Company's chief operating decision maker and therefore is not shown below.

The Aerospace and Defense segment is comprised of two product lines: (a) Navigation and Inertial Sensing; and (b) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (a) CATV Lasers and Transmitters; (b) Chip Devices; and (c) Other. Information on reportable segments utilized by our chief operating decision maker is as follows:

(in thousands)	For the three months ended March 31,		For the six months ended March 31,
	2021	2020	2021	2020
Revenue:
Aerospace and Defense	$13,134	$13,013	$26,770	$26,717
Broadband	25,272	10,837	45,062	22,615
Total revenue	$38,406	$23,850	$71,832	$49,332

Segment Profit:
Aerospace and Defense gross profit	$3,775	$2,844	$7,875	$7,332
Aerospace & Defense R&D expense	3,157	3,991	6,843	7,942
Aerospace and Defense segment profit	$618	$(1,147)	$1,032	$(610)

Broadband gross profit	$10,859	$3,583	$19,331	$6,569
Broadband R&D expense	614	593	1,224	1,284
Broadband segment profit	$10,245	$2,990	$18,107	$5,285

Total consolidated segment profit	$10,863	$1,843	$19,139	$4,675
Unallocated expense:
Selling, general and administrative	6,062	7,139	11,860	13,026
Loss (gain) on sale of assets	218	(315)	189	(1,917)
Interest expense (income), net	49	(1)	98	14
Foreign exchange loss (gain)	68	156	(169)	9
Total unallocated expense	6,397	6,979	11,978	11,132
Income (loss) before income tax expense (benefit)	$4,466	$(5,136)	$7,161	$(6,457)

Revenue: The following table sets forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2021	2020	2021	2020
United States and Canada	$33,106	$19,887	$62,452	$40,082
Asia	4,145	1,692	7,170	3,958
Europe	558	1,516	1,214	3,405
Other	597	755	996	1,887
Total revenue	$38,406	$23,850	$71,832	$49,332
Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue.
Revenue from three of our significant customers represented an aggregate of 68% and 56% of our consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in percentage from significant customers was driven by the increase in Broadband revenue.

Revenue from three of our significant customers represented an aggregate of 69% and 53% of our consolidated revenue for the six months ended March 31, 2021 and 2020, respectively. The increase in percentage from significant customers was driven by the increase in Broadband revenue.
Significant portions of the Company’s sales are concentrated among a limited number of customers. The duration, severity and future impact of the COVID-19 pandemic are highly uncertain and could result in significant disruptions to the business operations of the Company’s customers. If one or more of these significant customers significantly decreases their orders for the Company’s products, or if we are unable to deliver finished products to the Customer in connection with such orders, the Company’s business could be materially and adversely affected.
Long-lived Assets: Long-lived assets consist of land, building and property, plant, and equipment. As of March 31, 2021 and September 30, 2020, approximately 98% and 97%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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
Business Overview
EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) was established in 1984 as a New Jersey corporation. The Company became publicly traded in 1997 and is listed on The Nasdaq Stock Market under the ticker symbol EMKR. EMCORE is a leading provider of sensors for navigation in the Aerospace and Defense market as well as a manufacturer of lasers and optical subsystems for use in the Cable TV (“CATV”) industry.
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
We have two reporting segments: (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Navigation and Inertial Sensing; and (ii) Defense Optoelectronics. The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters; (ii) Chip Devices; and (iii) Other.
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
We rely on third party suppliers and contract manufacturers to provide materials, major components and products, and services. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended March 31, 2021, COVID-19 driven component shortages required us to spend significant time sourcing critical components from alternative sources and, in some cases, forced us to design in alternative parts and qualify them with customers on short schedules. In addition, we continue to closely monitor the level of

COVID-19 transmission in Thailand, and any effects this may have on production levels of our CATV module and transmitter products by our contract manufacturer located there.
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
In addition, restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment to the Buyers (defined below), as described in more detail below under “Hytera Transactions”. While the Thai government has started to loosen entry restrictions for foreign workers slightly, travel into Thailand by our manufacturing engineers to support the transfer may remain difficult. While we are taking actions within our supply chain and manufacturing operations to mitigate the effects of these delays, the timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.
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
The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing shareholders and to our business as a result of COVID-19.
Equity Offering

On February 16, 2021, we closed our offering of 6,655,093 shares of our common stock, which included the full exercise of the underwriters’ option to purchase 868,056 additional shares of common stock, at a price to the public of $5.40 per share, resulting in net proceeds to us from the offering, after deducting the underwriting discounts and commissions and other offering expenses, of approximately $33.1 million. The shares were sold by us pursuant to an underwriting agreement with Cowen and Company, LLC, dated as of February 10, 2021.
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
The Equipment is in the process of being transferred to the Buyers in multiple closings, some of which have been delayed due to travel restrictions and the customer product qualification process during the COVID-19 pandemic, the last of which is now expected to occur during the quarter ending December 31, 2021. Concurrently, with our entry into the Asset Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”) on October 25, 2019, pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for us from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. The manufacture, purchase and sale of certain CATV module and transmitter products from the Thailand manufacturing facility pursuant to the Manufacturing Agreement, has commenced and is ongoing.
Sale/Leaseback Transaction

SDI entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) (the “Concord Purchase Agreement”) dated as of December 31, 2019 with Parkview Management Group, Inc., pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Concord Purchase Agreement, SDI sold the property located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”), an affiliate of Parkview Management Group, Inc. on February 10, 2020 for a total purchase price of $13.2 million. SDI received net proceeds of $12.8 million after transaction commissions and expenses incurred in connection with the sale.

At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer, pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include base monthly rent of $0.75 per square foot, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. SDI is also responsible for all monthly expenses related to the Concord Real Property, including insurance premiums, taxes and other expenses, such as utilities. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE guaranteed payment of the monthly rent, any additional rent, interest, and any charges to be paid by SDI under the Lease Agreement.
Result of Operations

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of revenue:

	For the three months ended March 31,		For the six months ended March 31,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.9	73.1	62.1	71.8
Gross profit	38.1	26.9	37.9	28.2
Operating expense:
Selling, general, and administrative	15.8	29.9	16.5	26.4
Research and development	9.8	19.2	11.2	18.7
Loss (gain) on sale of assets	0.6	(1.3)	0.3	(3.9)
Total operating expense	26.2	47.8	28.0	41.2
Operating income (loss)	11.9	(20.9)	9.9	(13.0)
Other (expense) income:
Interest expense, net	(0.1)	—	(0.1)	—
Foreign exchange (loss) gain	(0.2)	(0.6)	0.2	—
Total other (expense) income	(0.3)	(0.6)	0.1	—
Income (loss) before income tax expense	11.6	(21.5)	10.0	(13.0)
Income tax (expense) benefit	(0.2)	0.2	(0.3)	—
Net income (loss)	11.4%	(21.3)%	9.7%	(13.0)%

Comparison of Financial Results for the Three Months Ended March 31, 2021 and 2020

	For the three months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$38,406	$23,850	$14,556	61.0%
Cost of revenue	23,772	17,423	6,349	36.4%
Gross profit	14,634	6,427	8,207	127.7%
Operating expense:
Selling, general, and administrative	6,062	7,139	(1,077)	(15.1)%
Research and development	3,771	4,584	(813)	(17.7)%
Loss (gain) on sale of assets	218	(315)	533	169.2%
Total operating expense	10,051	11,408	(1,357)	(11.9)%
Operating income (loss)	4,583	(4,981)	9,564	192.0%
Other (expense) income:
Interest (expense) income, net	(49)	1	(50)	(5,000.0)%
Foreign exchange loss	(68)	(156)	88	56.4%
Total other income	(117)	(155)	38	24.5%
Income (loss) before income tax (expense) benefit	4,466	(5,136)	9,602	187.0%
Income tax (expense) benefit	(82)	55	(137)	(249.1)%
Net income (loss)	$4,384	$(5,081)	$9,465	186.3%
Revenue

	For the three months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Aerospace and Defense revenue	$13,134	$13,013	$121	0.9%
Broadband revenue	25,272	10,837	14,435	133.2%
Total revenue	$38,406	$23,850	$14,556	61.0%
Aerospace and Defense Revenue:
For the three months ended March 31, 2021, our Aerospace and Defense revenue increased $121,000, or 0.9%, compared to the same period in the prior year primarily driven by a $151,000 increase in our Navigation and Inertial Sensing product line revenue driven by an increase in customer demand.
Broadband Revenue:
For the three months ended March 31, 2021, our Broadband revenue increased $14.4 million, or 133.2%, compared to the same period in the prior year primarily driven by a $12.3 million increase in our CATV Lasers and Transmitters product line and a $2.1 million increase in our Other product line driven by increased customer demand. Increased customer demand arose in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to address the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.
Gross Profit

	For the three months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Aerospace and Defense gross profit	$3,775	$2,844	$931	32.7%
Broadband gross profit	10,859	3,583	7,276	203.1%
Total gross profit	$14,634	$6,427	$8,207	127.7%

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
Consolidated gross margins were 38.1% and 26.9% for the three months ended March 31, 2021 and 2020, respectively.
Stock-based compensation expense within cost of revenue totaled approximately $0.2 million for each of the three months ended March 31, 2021 and 2020.
Aerospace and Defense Gross Profit:
For the three months ended March 31, 2021, Aerospace and Defense gross profit increased $0.9 million, or 32.7%, compared to the same period in the prior year, primarily driven by favorable product mix. For the three months ended March 31, 2021 and 2020, Aerospace and Defense gross margin was 28.7% and 21.9%, respectively. The increase in gross margin in the three months ended March 31, 2021 is driven by favorable product mix and lower overall manufacturing spending.
Broadband Gross Profit:
For the three months ended March 31, 2021, Broadband gross profit increased $7.3 million, or 203.1%, compared to the same period in the prior year, primarily as a result of higher revenue of $14.4 million offset by an increase in higher cost of revenue of $7.2 million. For the three months ended March 31, 2021 and 2020, Broadband gross margin was 43.0% and 33.1%, respectively. The increase in gross margin in the three months ended March 31, 2021 is primarily driven by an increase in revenue relative to fixed manufacturing costs and product mix.
Selling, General and Administrative (“SG&A”)
SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.
Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
SG&A expense for the three months ended March 31, 2021 was $1.1 million lower than the amount reported in the same period in the prior year primarily due to lower compensation and travel related expenses.
As a percentage of revenue, SG&A expenses were 15.8% and 29.9% for the three months ended March 31, 2021 and 2020, respectively.
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
Stock-based compensation expense within R&D totaled approximately $0.2 million during each of the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, Aerospace and Defense R&D expense was $3.2 million and $4.0 million, respectively. For the each of the three months ended March 31, 2021 and 2020, Broadband R&D expense was $0.6 million.
R&D expense for the three months ended March 31, 2021 was lower than the amounts reported in the same period in the prior year by $0.8 million primarily due to lower compensation and project related expense.

As a percentage of revenue, R&D expenses were 9.8% and 19.2% for the three months ended March 31, 2021 and 2020, respectively.
Operating Income (Loss)
Operating income (loss) represents revenue less the cost of revenue and operating expenses incurred. Operating income (loss) is a measure that executive management uses to assess performance and make decisions.

As a percentage of revenue, our operating income (loss) was 11.9% and (20.9)% for the three months ended March 31, 2021 and 2020, respectively.

The improvement of $9.6 million in operating income (loss) in the three months ended March 31, 2021 compared to the same period in the prior year is driven by an increase in revenue of $14.6 million and an increase in gross profit of $8.2 million, while research and development expense decreased by $0.8 million, and selling, general and administrative expense decreased by $1.1 million, offset by a decrease in gain on sale of equipment of $0.5 million.
Other Income
Interest (Expense) Income, net
During the three months ended March 31, 2021 and 2020, we recorded $(49,000) of interest expense, net and $1,000 of interest income, net, respectively. Interest expense is related to our Credit Facility (as defined below) and PPP Loan, and interest income is earned on cash and cash equivalent balances.
Foreign Exchange (Loss) Gain
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange (loss) gain on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The (losses) gains recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar.
Income Tax (Expense) Benefit
During the three months ended March 31, 2021 and 2020, the Company recorded income tax (expense) benefit of approximately $(82,000) and $55,000, respectively. Income tax expense for each of the three months ended March 31, 2021 and 2020 is composed primarily of state tax expense. The increase in income tax expense is driven by the State of California's temporary suspension of NOL utilization.

Comparison of Financial Results for the Six Months Ended March 31, 2021 and 2020

	For the six months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$71,832	$49,332	$22,500	45.6%
Cost of revenue	44,626	35,431	9,195	26.0%
Gross profit	27,206	13,901	13,305	95.7%
Operating expense:
Selling, general, and administrative	11,860	13,026	(1,166)	(9.0)%
Research and development	8,067	9,226	(1,159)	(12.6)%
Loss (gain) on sale of assets	189	(1,917)	2,106	109.9%
Total operating expense	20,116	20,335	(219)	(1.1)%
Operating income (loss)	7,090	(6,434)	13,524	210.2%
Other income (expense):
Interest expense, net	(98)	(14)	(84)	(600.0)%
Foreign exchange gain (loss)	169	(9)	178	1,977.8%
Total other income (expense)	71	(23)	94	408.7%
Income (loss) before income tax expense	7,161	(6,457)	13,618	210.9%
Income tax (expense) benefit	(208)	41	(249)	(607.3)%
Net income (loss)	$6,953	$(6,416)	$13,369	208.4%
Revenue

	For the six months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Aerospace and Defense revenue	$26,770	$26,717	$53	0.2%
Broadband revenue	45,062	22,615	22,447	99.3%
Total revenue	$71,832	$49,332	$22,500	45.6%
Aerospace and Defense Revenue:
For the six months ended March 31, 2021, our Aerospace and Defense revenue increased $53,000, or 0.2%, compared to the same period in the prior year. For the six months ended March 31, 2021, our Navigation and Inertial Sensing product line revenue decreased $0.9 million compared to the same period in the prior year, due to decreased customer demand. Defense Optoelectronics product line revenue increased $1.0 million compared to the same period in the prior year driven by increased customer demand.
Broadband Revenue:
For the six months ended March 31, 2021, our Broadband revenue increased $22.4 million, or 99.3%, compared to the same period in the prior year primarily driven by a $20.3 million increase in products sold in the CATV Lasers and Transmitters product line driven by increased customer demand, arising in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to address the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.

Gross Profit

	For the six months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Aerospace and Defense gross profit	$7,875	$7,332	$543	7.4%
Broadband gross profit	19,331	6,569	12,762	194.3%
Total gross profit	$27,206	$13,901	$13,305	95.7%
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
Consolidated gross margins were 37.9% and 28.2% for the six months ended March 31, 2021 and 2020, respectively.
Stock-based compensation expense within cost of revenue totaled approximately $0.3 million for each of the six months ended March 31, 2021 and 2020.
Aerospace and Defense Gross Profit:
For the six months ended March 31, 2021, Aerospace and Defense gross profit increased $0.5 million, or 7.4%, compared to the same period in the prior year driven by lower cost of revenue. For the six months ended March 31, 2021 and 2020, Aerospace and Defense gross margin was 29.4% and 27.4%, respectively. The increase in gross margin in the six months ended March 31, 2021 is primarily driven by product mix.
Broadband Gross Profit:
For the six months ended March 31, 2021, Broadband gross profit increased $12.8 million, or 194.3%, compared to the same period in the prior year driven by higher revenue. For the six months ended March 31, 2021 and 2020, Broadband gross margin was 42.9% and 29.1%, respectively. The increase in gross margin in the six months ended March 31, 2021 is primarily driven by higher revenue relative to fixed manufacturing costs and product mix.
Selling, General and Administrative (“SG&A”)
SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.
Stock-based compensation expense within SG&A totaled approximately $1.1 million for each of the six months ended March 31, 2021 and 2020.
SG&A expense for the six months ended March 31, 2021 was $1.2 million lower than the amount reported in the same period in the prior year primarily due to lower compensation, facility, and travel related expense.
As a percentage of revenue, SG&A expenses were 16.5% and 26.4% for the six months ended March 31, 2021 and 2020, respectively.
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

Stock-based compensation expense within R&D totaled approximately $0.4 million during each of the six months ended March 31, 2021 and 2020.
For the six months ended March 31, 2021 and 2020, Aerospace and Defense R&D expense was $6.8 million and $7.9 million, respectively. For the six months ended March 31, 2021 and 2020, Broadband R&D expense was $1.2 million and $1.3 million, respectively.
R&D expense for the six months ended March 31, 2021 was lower than the amounts reported in the same period in the prior year by $1.2 million due to lower compensation, project, equipment and facility related expenses.
As a percentage of revenue, R&D expenses were 11.2% and 18.7% for the six months ended March 31, 2021 and 2020, respectively.
Operating Income (Loss)
Operating income (loss) represents revenue less the cost of revenue and operating expenses incurred. Operating income (loss) is a measure that executive management uses to assess performance and make decisions.
As a percentage of revenue, our operating income (loss) was 9.9% and (13.0)% for the six months ended March 31, 2021 and 2020, respectively.
The improvement of $13.5 million in operating income (loss) in the six months ended March 31, 2021, compared to the same period in the prior year driven by the increase in revenue of $22.5 million and an increase in gross profit of $13.3 million, while research and development expense decreased by $1.2 million, and selling, general and administrative expense decreased by $1.2 million, offset by a decrease in gain on sale of equipment of $2.1 million.
Other Income
Interest Expense (Income), net
During the six months ended March 31, 2021 and 2020, we recorded $98,000 and $14,000 of interest expense, net, respectively. Interest expense is related to our Credit Facility (as defined below) and PPP Loan, and interest income is earned on cash and cash equivalent balances.
Foreign Exchange Gain
Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our condensed consolidated statements of operations and comprehensive loss. The gain (losses) recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar.
Income Tax (Expense) Benefit
During the six months ended March 31, 2021 and 2020, the Company recorded income tax (expense) benefit of $(208,000) and $41,000, respectively. Income tax expense for the six months ended March 31, 2021 and 2020 is composed primarily of state income tax expense. The increase in income tax expense is driven by the State of California's temporary suspension of NOL utilization.
Order Backlog
EMCORE’s product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. In addition, in some recent periods, Broadband products have typically shipped within the same quarter in which a purchase order is received. Therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods. We have experienced an increase in our backlog in our CATV Lasers and Transmitters product line through the quarter ending March 31, 2022 driven by increased customer demand, arising in part from an increase in investment by MSOs in their networks to break the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment as a result of the COVID-19 pandemic. However, these orders in our CATV Lasers and

Transmitters product line are subject to revision or cancellation and we can provide no assurance that such an increase in our backlog will result in corresponding revenue.
Liquidity and Capital Resources
We have historically consumed cash from operations and, in most periods, we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets, cost reduction initiatives, and capital market transactions as well as, from time to time in prior periods, borrowings from our Credit Facility (defined below).
As of March 31, 2021, cash and cash equivalents totaled $65.3 million and net working capital totaled approximately $103.2 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.
On February 16, 2021, we closed our offering of 6,655,093 shares of our common stock, which included the full exercise of the underwriters’ option to purchase 868,056 additional shares of common stock, at a price to the public of $5.40 per share, resulting in net proceeds to us from the offering, after deducting the underwriting discounts and commissions and other offering expenses, of approximately $33.1 million. The shares were sold by us pursuant to an underwriting agreement with Cowen and Company, LLC, dated as of February 10, 2021.
On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Credit Facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to requirements that (a) we have (i) liquidity of at least $10.0 million, and (ii) for certain specific uses, liquidity of at least $25.0 million after such use and (b) we maintain excess availability of at least $1.0 million. The Credit Facility has a maturity date expiring in November 2021, is secured by our assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts. See "Note 9 - Credit Facilities and Debt" in the notes to the condensed consolidated financial statements for additional disclosures. As of April 30, 2021, there was no outstanding balance under this Credit Facility, $0.5 million reserved for one outstanding stand-by letter of credit and $13.4 million available for borrowing.
On May 3, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement (the “PPP Loan Agreement”) with Wells Fargo Bank, N.A. under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which we received on May 6, 2020.
The PPP Loan matures on May 3, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly. Monthly payments in the amount of $273,160 will be due and payable beginning at such time as is in accordance with the terms of the Paycheck Protection Flexibility Act of 2020 and continuing each month thereafter until maturity of the PPP Loan. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. During the three months ended March 31, 2021 we applied for forgiveness of the PPP Loan. We can provide no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the PPP Loan Agreement.
We have a history of operating losses and negative cash flows from operations. We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility and any amounts that may be available to us under governmental lending programs will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the date of the issuance of these financial statements. We have taken a number of actions to continue to support our operations and meet our obligations, including the February 2021 offering of shares of our common stock described in more detail above, completing the sale of the Concord Real Property, headcount reductions and other cost reductions and obtaining the PPP Loan. In addition, should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets, additional cost reductions, or elect to raise capital in the U.S. through debt or additional equity issuances. These alternatives may not be available to us on reasonable terms or at all, and could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings.
As described above, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing shareholders and to our business.
Cash Flow
Net Cash Provided By (Used In) Operating Activities

Operating Activities	For the six months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Net cash provided by (used in) operating activities	$1,772	$(7,118)	$8,890	124.9%
For the six months ended March 31, 2021:
For the six months ended March 31, 2021, our operating activities provided cash of $1.8 million driven by our net income of $7.0 million, and positive adjustments for non-cash charges, including depreciation and amortization expense of $2.0 million, stock based compensation of $1.8 million, provision adjustment related to product warranty of $0.2 million, and gain on disposal of property, plant, and equipment of $0.2 million offset by negative adjustments for non-cash charges of $0.3 million, and changes in our operating assets and liabilities (or working capital components) of $9.1 million. The change in our operating assets and liabilities was driven by an increase in accounts receivable and contract assets of $3.6 million, inventory of $3.9 million, and a decrease in accounts payable of $0.7 million and accrued expenses and other liabilities of $2.0 million offset by a decrease in other assets of $1.1 million.
For the six months ended March 31, 2020:
For the six months ended March 31, 2020, our operating activities used cash of $7.5 million, primarily due to our net loss of $6.4 million, changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $4.5 million and gain on disposal of assets of $1.9 million, partially offset by adjustments for non-cash charges, including depreciation and amortization expense of $3.3 million, stock-based compensation expense of $1.8 million, product warranty provision of $0.1 million and bad debt provision of $0.1 million. The change in our operating assets and liabilities was driven by an increase in accounts receivable of $2.4 million and other assets of $13.8 million and a decrease in accounts payable of $0.5 million and accrued expenses and other liabilities of $10.7 million, partially offset by a decrease in inventory of $0.5 million.
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
Net Cash (Used In) Provided By Investing Activities

Investing Activities	For the six months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Net cash (used in) provided by investing activities	$(559)	$12,486	$(13,045)	(104.5)%
For the six months ended March 31, 2021:
For the six months ended March 31, 2021, our investing activities used cash of $0.6 million due to capital-related expenditures of $1.1 million offset by proceeds from disposal of property, plant, and equipment of $0.6 million.

For the six months ended March 31, 2020:
For the six months ended March 31, 2020, our investing activities provided cash of $12.5 million primarily from cash proceeds from the disposal of property, plant and equipment of $14.9 million from the sale of our facility in Concord, California, partially offset by capital-related expenditures of $2.4 million.
Net Cash Provided By (Used In) Financing Activities

Financing Activities	For the six months ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Net cash provided by (used in) financing activities	$33,486	$(5,263)	$38,749	(736.3)%
For the six months ended March 31, 2021:
For the six months ended March 31, 2021, our financing activities provided cash of $33.5 million primarily due to proceeds from issuance of common stock, net of issuance costs of $33.1 million and proceeds from employee stock purchase plan and equity awards of $0.4 million.
For the six months ended March 31, 2020:
For the six months ended March 31, 2020, our financing activities used cash of $5.3 million primarily due to net payments related to borrowings from our bank Credit Facility of $5.5 million, partially offset by proceeds from stock plan transactions of $0.3 million.
Contractual Obligations and Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2020 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
ITEM 3.            Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the second quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2020 for a more complete discussion of the market risks we encounter.

ITEM 4.            Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures
Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information.
ITEM 1.              Legal Proceedings
See the disclosures under the caption “Legal Proceedings” in "Note 11 - Commitments and Contingencies" in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.
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
We rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarter ended March 31, 2021, COVID-19 driven component shortages required us to spend significant time sourcing critical components from alternative sources and, in some cases, forced us to design in alternative parts and qualify them with customers on short schedules. These or similar actions may continue in the future, and an extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted.
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
The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing shareholders and to our business as a result of COVID-19. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and below our current projections could cause these assets to be impaired.

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

3.1	By-Laws of EMCORE Corporation, as amended through January 11, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2021).
10.1†	Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2021).
10.2†**	Directors’ Compensation Policy (effective March 18, 2021).
10.3†**	Form of time-based Restricted-Stock Unit Award Agreement (for directors) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (as of March 2021).
10.4†**	Form of performance-based Restricted-Stock Unit Award Agreement (for executive officers) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (as of March 2021).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_______________________________________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 7, 2021	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)