Form 10-Q
period 2021-06-30
EMCORE CORP
filed 2021-08-05
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the E change Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 2, 2021, the number of shares outstanding of our no par value common stock totaled 36,884,544.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2021

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate, including the expected impact of the COVID-19 pandemic on our business and operations. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, conversion of backlog into revenue, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

•uncertainties regarding the effects of the COVID-19 pandemic and the impact of measures intended to reduce its spread on our business and operations, which is evolving and beyond our control;
•the effect of component shortages and any alternatives thereto;
•the rapidly evolving markets for our products and uncertainty regarding the development of these markets;
•our historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period;
•delays and other difficulties in commercializing new products;
•the failure of new products: (a) to perform as expected without material defects, (b) to be manufactured at acceptable volumes, yields, and cost, (c) to be qualified and accepted by our customers, and (d) to successfully compete with products offered by our competitors;
•uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally;
•actions by competitors;
•risks and uncertainties related to applicable laws and regulations, including the impact of changes to applicable tax laws and tariff regulations;
•acquisition-related risks, including that (a) the revenues and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business may not meet our expectations, (b) there could be losses and liabilities arising from the acquisition of SDI that we will not be able to recover from any source and (c) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;
•risks related to our ability to obtain capital;
•risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility;
•risks and uncertainties related to manufacturing and production capacity and expansion plans related thereto; and
•other risks and uncertainties discussed in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I. Financial Information
ITEM 1. Financial Statements
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended June 30, 2021 and 2020
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2021	2020	2021	2020
Revenue	$42,658	$27,266	$114,490	$76,598
Cost of revenue	25,433	18,048	70,059	53,479
Gross profit	17,225	9,218	44,431	23,119
Operating expense:
Selling, general, and administrative	6,081	5,936	17,941	18,962
Research and development	4,500	4,807	12,567	14,033
Loss (gain) on sale of assets	250	(312)	439	(2,229)
Total operating expense	10,831	10,431	30,947	30,766
Operating income (loss)	6,394	(1,213)	13,484	(7,647)
Other income (expense):
Gain on extinguishment of debt	6,561	—	6,561	—
Interest income (expense), net	579	(40)	481	(54)
Foreign exchange gain (loss)	87	(20)	256	(29)
Total other income (expense)	7,227	(60)	7,298	(83)
Income (loss) before income tax (expense) benefit	13,621	(1,273)	20,782	(7,730)
Income tax (expense) benefit	(6)	(14)	(214)	27
Net income (loss)	$13,615	$(1,287)	$20,568	$(7,703)
Foreign exchange translation adjustment	(5)	2	(26)	(5)
Comprehensive income (loss)	$13,610	$(1,285)	$20,542	$(7,708)
Per share data
Net income (loss) per basic share	$0.37	$(0.04)	$0.62	$(0.27)
Weighted-average number of basic shares outstanding	36,768	29,295	33,069	29,052
Net income (loss) per diluted share	$0.35	$(0.04)	$0.59	$(0.27)
Weighted-average number of diluted shares outstanding	38,893	29,295	34,777	29,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2021 and September 30, 2020
(in thousands)
(unaudited)

	As of
	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$67,191	$30,390
Restricted cash	1,106	148
Accounts receivable, net of credit loss of $192 and $227, respectively	31,536	25,324
Contract assets	220	1,566
Inventory	33,362	25,525
Prepaid expenses and other current assets	6,295	5,589
Assets held for sale	1,404	1,568
Total current assets	141,114	90,110
Property, plant, and equipment, net	21,847	21,052
Goodwill	69	69
Operating lease right-of-use assets	13,744	14,566
Other intangible assets, net	175	202
Other non-current assets	243	242
Total assets	$177,192	$126,241
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,184	$16,484
Accrued expenses and other current liabilities	9,961	11,577
Operating lease liabilities - current	1,153	992
Total current liabilities	30,298	29,053
PPP liability - non-current	—	6,488
Operating lease liabilities - non-current	12,954	13,735
Asset retirement obligations	2,040	2,022
Other long-term liabilities	794	794
Total liabilities	46,086	52,092
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 43,787 shares issued and 36,881 shares outstanding as of June 30, 2021; 36,461 shares issued and 29,551 shares outstanding as of September 30, 2020	780,776	744,361
Treasury stock at cost; 6,906 shares as of June 30, 2021 and 6,910 shares as of September 30, 2020	(47,721)	(47,721)
Accumulated other comprehensive income	892	918
Accumulated deficit	(602,841)	(623,409)
Total shareholders’ equity	131,106	74,149
Total liabilities and shareholders’ equity	$177,192	$126,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
For the three and nine months ended June 30, 2021 and 2020
(in thousands)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2021	2020	2021	2020
Shares of Common Stock
Balance, beginning of period	36,775	29,291	29,551	28,893
Stock-based compensation	101	117	534	283
Stock option exercises	5	—	15	1
Issuance of restricted stock units	—	—	—	116
Issuance of common stock - ESPP	—	—	126	115
Sale of common stock	—	—	6,655	—
Balance, end of period	36,881	29,408	36,881	29,408
Value of Common Stock
Balance, beginning of period	$779,681	$742,416	$744,361	$739,926
Stock-based compensation	1,176	779	3,010	2,625
Stock option exercises	31	—	77	2
Tax withholding paid on behalf of employees for stock-based awards	(112)	(35)	(195)	(82)
Issuance of restricted stock units	—	—	—	410
Issuance of common stock - ESPP	—	—	382	279
Sale of common stock, net of offering costs	—	—	33,141	—
Balance, end of period	780,776	743,160	780,776	743,160
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated Other Comprehensive Income
Balance, beginning of period	897	943	918	950
Translation adjustment	(5)	2	(26)	(5)
Balance, end of period	892	945	892	945
Accumulated Deficit
Balance, beginning of period	(616,456)	(622,825)	(623,409)	(616,409)
Net income (loss)	13,615	(1,287)	20,568	(7,703)
Balance, end of period	(602,841)	(624,112)	(602,841)	(624,112)
Total Shareholders’ Equity	$131,106	$72,272	$131,106	$72,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2021 and 2020
(in thousands)
(unaudited)

	For the nine months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$20,568	$(7,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,053	4,359
Stock-based compensation expense	3,010	2,625
Provision adjustments related to credit loss	(35)	188
Provision adjustments related to product warranty	313	178
Loss (gain) on disposal of property, plant and equipment	439	(2,229)
Issuance of restricted stock units	—	410
Other	(396)	(113)
Total non-cash adjustments	6,384	5,418
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(4,827)	(2,566)
Inventory	(7,395)	(293)
Other assets	(345)	(13,706)
Accounts payable	1,423	2,738
Accrued expenses and other current liabilities	(9,079)	10,707
Total change in operating assets and liabilities	(20,223)	(3,120)
Net cash provided by (used in) operating activities	6,729	(5,405)
Cash flows from investing activities:
Purchase of equipment	(3,004)	(3,391)
Proceeds from disposal of property, plant and equipment	582	15,300
Net cash (used in) provided by investing activities	(2,422)	11,909
Cash flows from financing activities:
Net payments on credit facilities	—	(5,497)
Proceeds from PPP loan	—	6,488
Proceeds from employee stock purchase plan and equity awards	451	281
Proceeds from sale of common stock	35,937	—
Issuance cost associated with sale of common stock	(2,796)	—
Taxes paid related to net share settlement of equity awards	(195)	(82)
Net cash provided by financing activities	33,397	1,190
Effect of exchange rate changes provided by foreign currency	55	11
Net increase in cash, cash equivalents and restricted cash	37,759	7,705
Cash, cash equivalents and restricted cash at beginning of period	30,538	21,977
Cash, cash equivalents and restricted cash at end of period	$68,297	$29,682
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$46	$98
Cash paid during the period for income taxes	$547	$60
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$1,026	$(357)

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements.
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

Significant Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no significant changes to our accounting policies during the nine months ended June 30, 2021. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.

Recently Adopted Accounting Pronouncements

We recently adopted the following accounting standards, which had the following impacts on our consolidated financial statements:

•In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. The new standard was effective for our fiscal year beginning October

1, 2020. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

We are evaluating the following accounting standards and their impacts on our consolidated financial statements:

•In March 2020, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2021 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements and related disclosures.

NOTE 3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of consolidated cash flows:

	As of
(in thousands)	June 30, 2021	September 30, 2020
Cash	$12,121	$11,325
Cash equivalents	55,070	19,065
Restricted cash	1,106	148
Total cash, cash equivalents and restricted cash	$68,297	$30,538

The Company’s restricted cash includes cash balances which are legally or contractually restricted in use. The Company’s restricted cash is included in current assets as of June 30, 2021 and September 30, 2020.

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

NOTE 5. Accounts Receivable

The components of accounts receivable consisted of the following:

	As of
(in thousands)	June 30, 2021	September 30, 2020
Accounts receivable, gross	$31,728	$25,551
Allowance for credit loss	(192)	(227)
Accounts receivable, net	$31,536	$25,324

The allowance for credit loss is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6. Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	June 30, 2021	September 30, 2020
Raw materials	$16,729	$13,354
Work in-process	11,066	8,381
Finished goods	5,567	3,790
Inventory balance at end of period	$33,362	$25,525
NOTE 7. Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	June 30, 2021	September 30, 2020
Equipment	$36,778	$35,218
Furniture and fixtures	1,125	1,125
Computer hardware and software	3,585	3,473
Leasehold improvements	6,616	3,169
Construction in progress	8,893	10,301
Property, plant, and equipment, gross	$56,997	$53,286
Accumulated depreciation	(35,150)	(32,234)
Property, plant, and equipment, net	$21,847	$21,052

During the three and nine months ended June 30, 2021, the Company sold certain equipment and recognized a loss on sale of assets of $0.3 million and $0.4 million, respectively. In addition, in the fiscal year ended September 30, 2020, the Company entered into agreements to sell additional equipment and these assets were reclassified to assets held for sale. The balance as of June 30, 2021 and September 30, 2020 was $1.4 million and $1.6 million, respectively.

NOTE 8. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	June 30, 2021	September 30, 2020
Compensation	$7,146	$6,916
Warranty	1,062	803
Legal expenses and other professional fees	127	211
Contract liabilities	399	502
Income and other taxes	150	1,265
Severance and restructuring accruals	—	17
Other	1,077	1,863
Accrued expenses and other current liabilities	$9,961	$11,577

NOTE 9. Credit Facility and Debt

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

As of June 30, 2021, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of June 30, 2021, the Credit Facility had $0.5 million reserved for one outstanding stand-by letter of credit and $13.4 million available for borrowing.

Debt

On May 3, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. (the "Lender") under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act and administered by the U.S. Small Business Administration (the “SBA”) to receive loan proceeds of $6.5 million (the “PPP Loan”), which the Company received on May 6, 2020.

We applied for forgiveness of the PPP Loan during the three months ended March 31, 2021 and effective June 15, 2021, the SBA approved our PPP Loan forgiveness application for the entire PPP Loan balance of $6.5 million, including all accrued interest thereon. The remaining PPP Loan balance was zero as of June 30, 2021. The Company recorded the gain on debt extinguishment in other income (expense) in the statements of operations and comprehensive income (loss).

NOTE 10. Income and Other Taxes

During the three months ended June 30, 2021 and 2020, the Company recorded an income tax (expense) of $(6) thousand and $(14) thousand, respectively. Income tax (expense) for the three months ended June 30, 2021 and 2020 is composed primarily of state tax (expense) which is driven the State of California's temporary suspension of net operating loss ("NOL") utilization. The income tax (expense) for the three months ended June 30, 2021 was offset by the release of uncertain tax reserves.

During the nine months ended June 30, 2021 and 2020, the Company recorded income tax (expense) of $(214) thousand and income tax benefit of $27 thousand, respectively. Income tax (expense) for the nine months ended June 30, 2021 is composed primarily of state tax (expense). The increase in income tax (expense) is driven by the State of California’s temporary suspension of NOL utilization, reduced by the release of uncertain tax reserve.

For each of the three months ended June 30, 2021 and 2020 the effective tax rate on continuing operations was 0.0%.

For the nine months ended June 30, 2021 and 2020, the effective tax rate on continuing operations was 1.0% and 0.0%, respectively. The increased tax rate for the nine months ended June 30, 2021 is primarily driven by the State of California’s temporary suspension of NOL utilization, reduced by the release of uncertain tax reserve.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 30, 2021 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at June 30, 2021. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During each of the three and nine months ended June 30, 2021, we released the uncertain tax reserve of $0.4 million and related interest expense of $0.6 million. As of September 30, 2020, we had $0.4 million of uncertain tax benefit reserved and $0.6 million of interest and penalties accrued for as tax liabilities on our balance sheet. Interest that is accrued on tax liabilities is recorded within interest expense on the condensed consolidated statements of operations.

NOTE 11. Commitments and Contingencies

Indemnifications

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

Resilience Litigation

In February 2021, Resilience Capital (“Resilience”) filed a complaint against us with the Delaware Chancery Court containing claims arising from the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and the Buyer, pursuant to which SDI leased from the Buyer the

Concord Real Property for a 15 year term. The Resilience complaint seeks, among other items, (i) a declaration that the Concord Property Sale included a non-cash component; (ii) a decree requiring us and Resilience to follow the appraisal requirements set forth in that certain Purchase and Sale Agreement (the "SDI Purchase Agreement"), dated as of June 7, 2019, by and among the Company, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc.; (iii) recovery of Resilience’s costs and expenses; and (iv) pre- and post-judgment interest.
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

NOTE 12. Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”:

•the 2010 Equity Incentive Plan,
•the 2012 Equity Incentive Plan, and
•the 2019 Equity Incentive Plan.

We issue new shares of common stock to satisfy awards issued under our Equity Plans. In March 2021, our shareholders approved the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, which was adopted by the Company’s Board of Directors in December 2020 and increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Equity Incentive Plan by an additional 2,138,000 shares.

Stock-Based Compensation

The effect of recording stock-based compensation expense was as follows:

By Award Type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Employee stock options	$1	$4	$3	$13
Restricted stock units and awards	573	403	1,505	1,331
Performance stock units and awards	403	255	989	910
Employee stock purchase plan	85	52	258	145
Outside director equity awards and fees in common stock	114	65	255	226
Total stock-based compensation expense	$1,176	$779	$3,010	$2,625

By Expense Type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$220	$166	$564	$504
Selling, general, and administrative	752	488	1,830	1,564
Research and development	204	125	616	557
Total stock-based compensation expense	$1,176	$779	$3,010	$2,625

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. During each of the three months ended June 30, 2021 and 2020, our matching contribution in cash was $0.2 million. During the nine months ended June 30, 2021 and 2020, our matching contribution in cash was $0.8 million and $0.7 million, respectively.

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the three months ended June 30,		For the nine months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income (Loss) from continuing operations	$13,615	$(1,287)	$20,568	$(7,703)
Undistributed earnings allocated to common stock shareholders for basic and diluted net income (loss) per share	13,615	(1,287)	20,568	(7,703)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	36,768	29,295	33,069	29,052
Denominator for fully diluted net (income) loss per share - weighted average shares outstanding	38,893	29,295	34,777	29,052
Net income (loss) per basic share	$0.37	$(0.04)	$0.62	$(0.27)
Net income (loss) per fully diluted share	$0.35	$(0.04)	$0.59	$(0.27)

Weighted average antidilutive options, unvested restricted stock units and awards, unvested performance stock units and ESPP shares excluded from the computation	2,138	1,410	1,947	1,316

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units and awards, performance stock units, stock options, and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of net loss per share for the three and nine months ended June 30, 2020 due to the Company incurring a net loss for such periods.

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

Future Issuances

As of June 30, 2021, we had common stock reserved for the following future issuances:

Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	19,869
Unvested restricted stock units and awards	1,851,187
Unvested performance stock units and awards (at 200% maximum payout)	1,934,000
Purchases under the ESPP	186,197
Issuance of stock-based awards under the Equity Plans	1,774,341
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,854,335

NOTE 13. Segment and Revenue Information

Reportable Segments

Reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. The Company’s Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources based on segment profits. The Company has determined that it has two reportable segments: (a) Aerospace and Defense and (b) Broadband:

•The Aerospace and Defense segment is comprised of two product lines: (i) Navigation and Inertial Sensing; and (ii) Defense Optoelectronics.
•The Broadband segment is comprised of three product lines: (i) CATV Lasers and Transmitters; (ii) Chip Devices; and (iii) Other.

Information on reportable segments utilized by our chief operating decision maker is as follows:

(in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2021	2020	2021	2020
Revenue:
Aerospace and Defense	$12,327	$14,025	$39,097	$40,742
Broadband	30,331	13,241	75,393	35,856
Total revenue	$42,658	$27,266	$114,490	$76,598

Segment Profit:
Aerospace and Defense gross profit	$3,872	$4,877	$11,747	$12,209
Aerospace & Defense R&D expense	3,598	3,925	10,441	11,867
Aerospace and Defense segment profit	$274	$952	$1,306	$342

Broadband gross profit	$13,353	$4,341	$32,684	$10,910
Broadband R&D expense	902	882	2,126	2,166
Broadband segment profit	$12,451	$3,459	$30,558	$8,744

Total consolidated segment profit	$12,725	$4,411	$31,864	$9,086
Unallocated (income) expense:
Selling, general and administrative	6,081	5,936	17,941	18,962
Loss (gain) on sale of assets	250	(312)	439	(2,229)
Gain on extinguishment of debt	(6,561)	—	(6,561)	—
Interest (income) expense, net	(579)	40	(481)	54
Foreign exchange (gain) loss	(87)	20	(256)	29
Total unallocated (income) expense	(896)	5,684	11,082	16,816
Income (loss) before income tax expense (benefit)	$13,621	$(1,273)	$20,782	$(7,730)

We do not allocate sales and marketing, general and administrative expenses, or interest expense and interest income to our segments because management does not include the information in its measurement of the performance of the operating segments. Also, a measure of segment assets and liabilities has not been provided to the Company's chief operating decision maker and therefore is not shown above.

Geographical Information

Revenue

The following table sets forth revenue by geographic area based on our customers’ billing address:

	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2021	2020	2021	2020
United States and Canada	$37,705	$23,209	$100,157	$63,291
Asia	2,305	2,041	9,475	5,999
Europe	1,603	1,075	2,817	4,480
Other	1,045	941	2,041	2,828
Total revenue	$42,658	$27,266	$114,490	$76,598

Long-lived Assets

Long-lived assets consist of land, building and property, plant, and equipment. As of June 30, 2021 and September 30, 2020, 96% and 97%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

Disaggregated Revenue

Revenue is classified based on the product line of business:

	For the three months ended June 30,				For the nine months ended June 30,
(in thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Navigation and Inertial Sensing	$9,280	22%	$9,861	36%	$27,475	24%	$28,970	38%
Defense Optoelectronics	3,047	7	4,164	16	11,622	10	11,772	15
CATV Lasers and Transmitters	27,364	64	10,905	40	65,799	57	29,070	38
Chip Devices	819	2	1,443	5	2,403	2	4,033	5
Other	2,148	5	893	3	7,191	6	2,753	4
Total revenue	$42,658	100%	$27,266	100%	$114,490	100%	$76,598	100%

Revenue by Customers

Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from 2 and 3 of our significant customers represented an aggregate of 62% and 58% of our consolidated revenue for the three months ended June 30, 2021 and 2020, respectively. The percentage from significant customers increased driven by higher Broadband revenue.

Revenue from three of our significant customers represented an aggregate of 70% and 55% of our consolidated revenue for the nine months ended June 30, 2021 and 2020, respectively. The percentage from significant customers increased driven by higher Broadband revenue.

Significant portions of the Company’s sales are concentrated among a limited number of customers. The duration, severity, and future impact of the COVID-19 pandemic are highly uncertain and could result in significant disruptions to the business operations of the Company’s customers. If one or more of these significant customers significantly decreases their orders for the Company’s products, or if we are unable to deliver finished products to the customer in connection with such orders, the Company’s business could be materially and adversely affected.

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

Recent Developments

COVID-19

We are subject to ongoing risks and uncertainties as a result of the COVID-19 pandemic. The full extent of the impact of COVID-19 on our operational and financial performance is highly uncertain, out of our control, and cannot be predicted. Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply, and labor shortages. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the three months ended June 30, 2021, COVID-19 driven component shortages required us to spend significant time sourcing critical components from alternative sources and, in some cases, forced us to design in alternative parts and qualify them with customers on short schedules. In addition, we continue to closely monitor the level of COVID-19 transmission in Thailand, which has negatively affected and may continue to affect production levels of our CATV module and transmitter products by our contract manufacturer located there.

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

Our customer orders to date have generally remained stable with our pre-COVID-19 outlook, except with respect to customer orders related to the CATV Lasers and Transmitters product line, which have increased. However, qualification testing for certain of our products has continued to be delayed due to customer engineering shortages and limitations on their ability to access their facilities, and development timelines for certain programs continue to be extended. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenues, and cash flows.

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

Hytera Transactions

As part of the effort to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, on October 25, 2019, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hytera Communications (Hong Kong) Company Limited, a limited liability company incorporated in Hong Kong (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), pursuant to which the Buyers agreed to purchase from EMCORE certain CATV module and transmitter manufacturing equipment (the “Equipment”) owned by EMCORE and currently located at the manufacturing facility of EMCORE’s wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co, Ltd., a corporation formed under the laws of the P.R.C., for an aggregate purchase price of $5.5 million.

The Equipment is in the process of being transferred to the Buyers in multiple closings, some of which have been delayed due to travel restrictions and the customer product qualification process during the COVID-19 pandemic, the last of which is now expected to occur during the quarter ending March 31, 2022. Concurrently, with our entry into the Asset Purchase Agreement, we entered into a Contract Manufacturing Agreement (the “Manufacturing Agreement”) on October 25, 2019, pursuant to which the Buyers agreed to manufacture certain CATV module and transmitter products for us from a manufacturing facility located in Thailand for an initial five year term at product prices agreed to between the parties. The manufacture, purchase and sale of certain CATV module and transmitter products from the Thailand manufacturing facility pursuant to the Manufacturing Agreement has commenced and is ongoing.

Sale/Leaseback Transaction

SDI entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (Non-Residential) (the “Concord Purchase Agreement”) dated as of December 31, 2019 with Parkview Management Group, Inc., pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Concord Purchase Agreement, SDI sold the property located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”), an affiliate of Parkview Management Group, Inc. on February 10, 2020 for a total purchase price of $13.2 million. SDI received net proceeds of $12.8 million after transaction commissions and expenses incurred in connection with the sale. At the consummation of the Sale and Leaseback Transaction, SDI entered into a Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer, pursuant to which SDI leased back from Buyer the Concord Real Property for a term commencing on the consummation of the Sale and Leaseback Transaction and ending fifteen (15) years after the consummation of the Sale and Leaseback Transaction, unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, SDI’s financial obligations will include a base monthly rent of $0.75 per square foot, or approximately $77,500 per month, which rent will increase on an annual basis at three percent (3%) over the life of the lease. In connection with the execution of the Lease Agreement, EMCORE executed a Lease Guaranty (the “Guaranty”) with Buyer under which EMCORE guaranteed payment of the monthly rent, any additional rent, interest, and any charges to be paid by SDI under the Lease Agreement.

Result of Operations

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of revenue:

	For the three months ended June 30,		For the nine months ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.6	66.2	61.2	69.8
Gross profit	40.4	33.8	38.8	30.2
Operating expense:
Selling, general, and administrative	14.3	21.8	15.7	24.8
Research and development	10.5	17.6	11.0	18.3
Loss (gain) on sale of assets	0.6	(1.1)	0.4	(2.9)
Total operating expense	25.4	38.3	27.0	40.2
Operating income (loss)	15.0	(4.5)	11.8	(10.0)
Other income (expense) :
Gain on extinguishment of debt	15.4	—	5.7	—
Interest income (expense), net	1.4	(0.1)	0.4	(0.1)
Foreign exchange gain (loss)	0.2	(0.1)	0.2	—
Total other income (expense)	16.9	(0.2)	6.4	(0.1)
Income (loss) before income tax expense	31.9	(4.7)	18.2	(10.1)
Income tax expense	—	—	(0.2)	—
Net income (loss)	31.9%	(4.7)%	18.0%	(10.1)%
Foreign exchange translation adjustment	—	—	—	—
Comprehensive income (loss)	31.9%	(4.7)%	17.9%	(10.1)%

Comparison of Financial Results

	For the three months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Revenue	$42,658	$27,266	$15,392	56.5%
Cost of revenue	25,433	18,048	7,385	40.9
Gross profit	17,225	9,218	8,007	86.9
Operating expense:
Selling, general, and administrative	6,081	5,936	145	2.4
Research and development	4,500	4,807	(307)	(6.4)
Loss (gain) on sale of assets	250	(312)	562	180.1
Total operating expense	10,831	10,431	400	3.8
Operating income (loss)	6,394	(1,213)	7,607	627.1
Other income (expense):
Gain on extinguishment of debt	6,561	—	6,561	100.0
Interest income (expense), net	579	(40)	619	1,547.5
Foreign exchange gain (loss)	87	(20)	107	535.0
Total other income (expense)	7,227	(60)	726	1,210.0
Income (loss) before income tax (expense) benefit	13,621	(1,273)	8,333	654.6
Income tax (expense) benefit	(6)	(14)	8	57.1
Net income (loss)	$13,615	$(1,287)	$8,341	648.1%
Foreign exchange translation adjustment	(5)	2	(7)	(350.0)
Comprehensive income (loss)	$13,610	$(1,285)	$14,895	1,159.1%

Revenue

	For the three months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Aerospace and Defense revenue	$12,327	$14,025	$(1,698)	(12.1)%
Broadband revenue	30,331	13,241	17,090	129.1
Total revenue	$42,658	$27,266	$15,392	56.5%

Aerospace and Defense Revenue

For the three months ended June 30, 2021, our Aerospace and Defense revenue decreased $1.7 million, or 12.1%, compared to the same period in the prior year, primarily due to a $1.1 million decrease in Defense Optoelectronics product line revenue due to a decrease in customer demand.

Broadband Revenue

For the three months ended June 30, 2021, our Broadband revenue increased $17.1 million, or 129.1%, compared to the same period in the prior year, primarily driven by a $16.5 million increase in our CATV Lasers and Transmitters product line driven by increased customer demand. Increased customer demand arose in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to address the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.

Gross Profit

	For the three months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Aerospace and Defense gross profit	$3,872	$4,877	$(1,005)	(20.6)%
Broadband gross profit	13,353	4,341	9,012	207.6
Total gross profit	$17,225	$9,218	$8,007	86.9%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields, sales volumes, inventory, and specific product warranty charges, as well as the amount of our revenue relative to fixed manufacturing costs.

Consolidated gross margins were 40.4% and 33.8% for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense within cost of revenue totaled $0.2 million for each of the three months ended June 30, 2021 and 2020.

Aerospace and Defense Gross Profit

For the three months ended June 30, 2021, Aerospace and Defense gross profit decreased $1.0 million, or 20.6%, compared to the same period in the prior year, primarily due to lower revenue. For the three months ended June 30, 2021 and 2020, Aerospace and Defense gross margin was 31.4%% and 34.8%, respectively. Gross margin decreased in the three months ended June 30, 2021 due to lower revenue and increased overall manufacturing costs.

Broadband Gross Profit

For the three months ended June 30, 2021, Broadband gross profit increased $9.0 million, or 207.6%, compared to the same period in the prior year, primarily driven by higher revenue of $17.1 million offset by higher cost of revenue of $8.1 million. For the three months ended June 30, 2021 and 2020, Broadband gross margin was 44.0% and 32.8%, respectively. Gross margin increased in the three months ended June 30, 2021 driven by an increase in revenue relative to fixed manufacturing costs and product mix.

Selling, General and Administrative (“SG&A”)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled $0.8 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. SG&A expense for the three months ended June 30, 2021 increased by $0.1 million compared to the same period in the prior year, primarily driven by higher compensation and selling expenses. As a percentage of revenue, SG&A expenses were 14.3% and 21.8% for the three months ended June 30, 2021 and 2020, respectively.

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

Stock-based compensation expense within R&D totaled $0.2 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, Aerospace and Defense R&D expense was $3.6 million and $3.9 million, respectively. For each of the three months ended June 30, 2021 and 2020, Broadband R&D expense was $0.9 million. R&D expense for the three months ended June 30, 2021 decreased from the amounts reported in the same period in the prior year by $0.3 million primarily due to lower compensation and material expense related to projects. As a percentage of revenue, R&D expenses were 10.5% and 17.6% for the three months ended June 30, 2021 and 2020, respectively.

Operating Income (Loss)

Operating income (loss) represents revenue less the cost of revenue and operating expenses incurred. Operating income (loss) is a measure that executive management uses to assess performance and make decisions.

As a percentage of revenue, our operating income (loss) was 15.0% and (4.5)% for the three months ended June 30, 2021 and 2020, respectively. Operating income improved by $7.6 million in the three months ended June 30, 2021 compared to the same period in the prior year driven by increased gross profit of $8.0 million and decreased R&D expense of $0.3 million, offset by increased SG&A expense of $0.1 million and increased loss on sale of assets of $0.6 million.

Other Income (Expense)

Gain on Extinguishment of Debt

Gain on extinguishment of debt is related to the forgiveness in full of our PPP Loan, including accrued interest. During the three months ended June 30, 2021, we recorded a gain on extinguishment of debt of $6.6 million.

Interest Income (Expense), net

Interest (expense) is related to our Credit Facility (as defined below) and interest income is earned on cash and cash equivalent balances. During the three months ended June 30, 2021 and 2020, we recorded interest income (expense) of $579 thousand and $(40) thousand, respectively. The interest income earned in the three months ended June 30, 2021 is driven by $604 thousand of reversed interest (expense) related to the release of the uncertain tax reserves.

Foreign Exchange Gain (Loss)

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss). The gains (losses) recorded relate to the change in value of the Chinese Yuan Renminbi relative to the U.S. dollar. During the three months ended June 30, 2021 and 2020, we recorded foreign exchange gain (loss) of $87 thousand and $(20) thousand, respectively.

Income Tax (Expense)

Income tax (expense) is composed primarily of state tax (expense). During the three months ended June 30, 2021 and 2020, the Company recorded income tax (expense) of $(6) thousand and $(14) thousand, respectively. Income tax (expense) decreased due to the release of uncertain tax reserves of $419 thousand offset by the income tax (expense) incurred due to the State of California's temporary suspension of NOL utilization.

Comparison of Financial Results

	For the nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Revenue	$114,490	$76,598	$37,892	49.5%
Cost of revenue	70,059	53,479	16,580	31.0
Gross profit	44,431	23,119	21,312	92.2
Operating expense:
Selling, general, and administrative	17,941	18,962	(1,021)	(5.4)
Research and development	12,567	14,033	(1,466)	(10.4)
Loss (gain) on sale of assets	439	(2,229)	2,668	119.7
Total operating expense	30,947	30,766	181	0.6
Operating income (loss)	13,484	(7,647)	21,131	276.3
Other income (expense):
Gain on extinguishment of debt	6,561	—	6,561	100.0
Interest income (expense), net	481	(54)	535	990.7
Foreign exchange gain (loss)	256	(29)	285	982.8
Total other income (expense)	7,298	(83)	7,381	8892.8
Income (loss) before income tax expense	20,782	(7,730)	28,512	368.8
Income tax (expense) benefit	(214)	27	(241)	(892.6)
Net income (loss)	$20,568	$(7,703)	$28,271	367.0%
Foreign exchange translation adjustment	(26)	(5)	(21)	(420.0)
Comprehensive income (loss)	$20,542	$(7,708)	$28,250	366.5%

Revenue

	For the nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Aerospace and Defense revenue	$39,097	$40,742	$(1,645)	(4.0)%
Broadband revenue	75,393	35,856	39,537	110.3
Total revenue	$114,490	$76,598	$37,892	49.5%

Aerospace and Defense Revenue

For the nine months ended June 30, 2021, our Aerospace and Defense revenue decreased $1.6 million, or 4.0%, compared to the same period in the prior year, due to a decrease in our Navigation and Inertial Sensing product line revenue of $1.5 million, as a result of decreased customer demand.

Broadband Revenue

For the nine months ended June 30, 2021, our Broadband revenue increased $39.5 million, or 110.3%, compared to the same period in the prior year, primarily driven by a $36.7 million increase in products sold in the CATV Lasers and Transmitters product line driven by increased customer demand, arising in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to address the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.

Gross Profit

	For the nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Aerospace and Defense gross profit	$11,747	$12,209	$(462)	(3.8)%
Broadband gross profit	32,684	10,910	21,774	199.6%
Total gross profit	$44,431	$23,119	$21,312	92.2%

Consolidated gross margins were 38.8% and 30.2% for the nine months ended June 30, 2021 and 2020, respectively. Stock-based compensation expense within cost of revenue totaled $0.6 million and $0.5 million for the nine months ended June 30, 2021 and 2020, respectively.

Aerospace and Defense Gross Profit

For the nine months ended June 30, 2021, Aerospace and Defense gross profit decreased $0.5 million, or 3.8%, compared to the same period in the prior year due to decreased revenue of $1.6 million offset by decreased cost of revenue of $1.2 million. For each of the nine months ended June 30, 2021 and 2020, Aerospace and Defense gross margin was 30.0%.

Broadband Gross Profit

For the nine months ended June 30, 2021, Broadband gross profit increased $21.8 million, or 199.6%, compared to the same period in the prior year driven by higher revenue of $39.5 million offset by an increase in cost of revenue of $17.8 million. For the nine months ended June 30, 2021 and 2020, Broadband gross margin was 43.4% and 30.4%, respectively. Gross margin increased in the nine months ended June 30, 2021, driven by higher revenue relative to fixed manufacturing costs and product mix.

Selling, General and Administrative (“SG&A”)

Stock-based compensation expense within SG&A totaled $1.8 million and $1.6 million for the nine months ended June 30, 2021 and 2020, respectively. SG&A expense for the nine months ended June 30, 2021 decreased by $1.0 million compared to the amount reported in the same period in the prior year, primarily due to lower compensation, facility, and travel related expense. As a percentage of revenue, SG&A expense was 15.7% and 24.8% for the nine months ended June 30, 2021 and 2020, respectively.

Research and Development (“R&D”)

Stock-based compensation expense within R&D totaled $0.6 million during each of the nine months ended June 30, 2021 and 2020. For the nine months ended June 30, 2021 and 2020, Aerospace and Defense R&D expense was $10.4 million and $11.9 million, respectively. For the nine months ended June 30, 2021 and 2020, Broadband R&D expense was $2.1 million and $2.2 million, respectively. R&D expense for the nine months ended June 30, 2021 decreased by $1.5 million compared to the same period in the prior year, due to lower compensation, project, equipment and facility related expenses. As a percentage of revenue, R&D expenses were 11.0% and 18.3% for the nine months ended June 30, 2021 and 2020, respectively.

Operating Income (Loss)

As a percentage of revenue, our operating income (loss) was 11.8% and (10.0)% for the nine months ended June 30, 2021 and 2020, respectively. Operating income improved by $21.1 million in the nine months ended June 30, 2021, compared to the same period in the prior year, driven by increased gross profit of $21.3 million, decreased SG&A expense of $1.0 million, decreased R&D expense of $1.5 million, and increased loss on sale of assets of $2.7 million.

Other Income

Gain on Extinguishment of Debt

During the nine months ended June 30, 2021, we recorded a gain on extinguishment of debt of $6.6 million related to the forgiveness in full of our PPP Loan, including accrued interest.

Interest Income (Expense), net

During the nine months ended June 30, 2021 and 2020, interest income (expense), net totaled $481 thousand and $(54) thousand, respectively. Interest income for the nine months ended June 30, 2021 is driven by $604 thousand of reversed interest (expense) related to the release of the uncertain tax reserves.

Foreign Exchange Gain (Loss)

During the nine months ended June 30, 2021 and 2020, we recorded foreign exchange gain (loss) of $256 thousand and $(29) thousand, respectively.

Income Tax (Expense) Benefit

During the nine months ended June 30, 2021 and 2020, the Company recorded income tax (expense) benefit of $(214) thousand and $27 thousand, respectively. The increase in income tax (expense) is driven by the State of California's temporary suspension of NOL utilization offset by the release of uncertain tax reserves of $419 thousand.

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

Liquidity and Capital Resources

We have historically consumed cash from operations and, in most periods, we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as, from time to time in prior periods, borrowings from our Credit Facility and capital markets transactions. As of June 30, 2021, cash and cash equivalents totaled $68.3 million and net working capital totaled $110.8 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•We maintain a credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides us with a revolving credit line of up to $15.0 million that can be used as required for operations, subject to certain liquidity and availability requirements (the “Credit Facility”). The Credit Facility had $13.4 million available for borrowing as of June 30, 2021. See Note 9 - Credit Facility and Debt in the notes to the condensed consolidated financial statements for additional information regarding the Credit Facility.
•In October 2019, we entered into an outsourcing arrangement with Hytera pursuant to which we agreed to sell to Hytera, for total consideration of $5.5 million, certain of our CATV Lasers and Transmitters manufacturing equipment for purposes of outsourcing manufacturing of our CATV Lasers and Transmitters product lines to Hytera. We have received a total of $3.8 million pursuant to this sale through June 30, 2021, with the remaining amount expected to be paid during the fiscal year ending September 30, 2022. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading "Hytera Transactions" for additional information regarding the transaction with Hytera.
•In May 2020, we entered into the Paycheck Protection Program Promissory Note and Agreement with Wells Fargo under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act and received loan proceeds of $6.5 million (the “PPP Loan”). In March 2021, we applied for forgiveness of the PPP Loan and, in July 2021, we received notice that the PPP Loan had been forgiven in full, including accrued interest thereon. See Note 9 – Credit Facilities and Debt in the notes to the consolidated financial statements for additional information regarding our PPP Loan.
•In February 2020, SDI entered into the Sale and Leaseback Transaction with the Buyer for the sale of the Concord Real Property for a total purchase price of $13.2 million, netting proceeds of $12.8 million after transaction commissions and expenses incurred in connection with the sale. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments for additional information regarding the Sale/Leaseback Transaction.
•On February 16, 2021, we closed our offering of 6,655,093 shares of our common stock at a price of $5.40 per share, resulting in net proceeds to us from the offering of $33.1 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading "Equity Offering" for additional information regarding the equity offering.

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility (or a replacement facility, to the extent the expiration of the Credit Facility occurs in November 2021) will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the date of the issuance of these financial statements.

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

The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources in the future. If we need to raise additional capital to support operations, we may be unable to access capital markets and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Cash Flow

Operating Activities

	For the nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Net cash provided by (used in) operating activities	$6,729	$(5,405)	$12,134	224.5%

For the nine months ended June 30, 2021, our operating activities provided cash of $6.7 million driven by our net income of $20.6 million, and positive adjustments for non-cash charges, including depreciation and amortization expense of $3.1 million, stock based compensation of $3.0 million, provision adjustment related to product warranty of $0.3 million, and loss on disposal of property, plant, and equipment of $0.4 million, positive adjustments for non-cash charges of $6.4 million, and changes in our operating assets and liabilities (or working capital components) of $20.2 million. The change in our operating assets and liabilities was driven by an increase in accounts receivable and contract assets of $4.8 million, an increase in inventory of $7.4 million, a decrease in accrued expenses and other liabilities of $9.1 million, offset by an increase in accounts payable of $1.4 million and a decrease in other assets of $(0.3) million.

For the nine months ended June 30, 2020, our operating activities used cash of $5.4 million, primarily due to our net loss of $7.7 million, changes in our operating assets and liabilities (or working capital components, which includes non-current inventory) of $3.1 million and gain on disposal of assets of $2.2 million, partially offset by adjustments for non-cash charges, including depreciation and amortization expense of $4.4 million, stock-based compensation expense of $2.6 million, issuance of restricted stock units of $0.4 million, product warranty provision of $0.2 million and bad debt provision of $0.2 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable and contract assets of $2.6 million, inventory of $0.3 million, and other assets of $13.7 million, partially offset by an increase in accounts payable of $2.7 million and accrued expenses and other liabilities of $10.7 million.

Working Capital Components

Accounts Receivable We generally expect the level of accounts receivable at any given quarter end to reflect the level of sales in that quarter. Our accounts receivable balances have historically fluctuated due to the timing of account collections, timing of product shipments, and/or change in customer credit terms.

Inventory We generally expect the level of inventory at any given quarter end to reflect the change in our expectations of forecasted sales during the quarter. Our inventory balances have historically fluctuated due to the timing of customer orders and product shipments, changes in our internal forecasts related to customer demand, as well as adjustments related to excess and obsolete inventory and the purchase of non-current inventory.

Accounts Payable The fluctuation of our accounts payable balances is primarily driven by changes in inventory purchases as well as changes related to the timing of actual payments to vendors.

Accrued Expenses Our largest accrued expense typically relates to compensation. Historically, fluctuations of our accrued expense accounts have primarily related to changes in the timing of actual compensation payments, receipt or application of advanced payments, adjustments to our warranty accrual, and accruals related to professional fees.

Investing Activities

	For the nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Net cash (used in) provided by investing activities	$(2,422)	$11,909	$(14,331)	(120.3)%

For the nine months ended June 30, 2021, our investing activities used cash of $2.4 million due to capital-related expenditures of $3.0 million offset by proceeds from disposal of property, plant, and equipment of $0.6 million.

For the nine months ended June 30, 2020, our investing activities provided cash of $11.9 million, primarily from cash proceeds from the disposal of property, plant and equipment of $15.3 million from the sale of our facility in Concord, California, partially offset by capital-related expenditures of $3.4 million.

Financing Activities

	For the nine months ended June 30,
(in thousands, except percentages)	2021	2020	Change
Net cash provided by financing activities	$33,397	$1,190	$32,207	2,706.5%

For the nine months ended June 30, 2021, our financing activities provided cash of $33.4 million, primarily due to proceeds from issuance of common stock, net of issuance costs of $33.1 million and proceeds from the ESPP and equity awards of $0.5 million, offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

For the nine months ended June 30, 2020, our financing activities provided cash of $1.2 million, primarily due to $6.5 million of borrowings from the PPP Loan and proceeds from stock plan transactions of $0.3 million, partially offset by net payments related to borrowings from our bank Credit Facility of $5.5 million and tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risk during the third quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2020 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable U.S. state and county ordinances generally exempting essential businesses and/or critical infrastructure workforces from mandated closures and orders to “shelter-in-place,” our U.S. production facilities have continued to operate in support of essential products and services, subject to limitations and requirements pursuant to applicable state and county orders with regard to ongoing operations that have reduced the efficiency of our engineering and operational teams. However, facility closures or further work slowdowns or temporary stoppages could occur, and in some cases, our facilities and supplier facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact and could delay our development efforts and our deliveries to customers. For example, COVID-19 related staffing shortages at the Thailand facility of our contract manufacturer have negatively affected production levels of our CATV module and transmitter products by the manufacturer. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers, who could be subject to additional closures.

In addition, the COVID-19 pandemic has negatively affected, and could have further negative effects on, the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment that we have agreed, as part of our efforts to streamline operations and move to a variable cost model in our CATV Lasers and Transmitters product line, to sell to Hytera Communications (Hong Kong) Company Limited (“Hytera HK”), and Shenzhen Hytera Communications Co., Ltd. (“Shenzhen Hytera”, and together with Hytera HK, the “Buyers”), for use by the Buyers in connection with the manufacturing of certain CATV module and transmitter products for us from a manufacturing facility located in Thailand. The sale and transfer of the equipment will occur in three separate closings, one of which occurred in the quarter ended December 31, 2019 and the other two of which are now expected to occur during the quarters ending December 31, 2021 and March 31, 2022, respectively. The timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay our recognition of the anticipated benefits of transferring this equipment and could disrupt our manufacturing activities for these products.

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

We rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties. Many of our suppliers have at times temporarily ceased or limited operations as a result of COVID-19 and failed to deliver parts or components to us. For example, in the quarters ended March 31, and June 30, 2021, COVID-19 driven component shortages required us to spend significant time sourcing critical components from alternative sources and, in some cases, forced us to design in alternative parts and qualify them with customers on short schedules. These or similar actions may continue in the future, and an extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted.

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

3.1	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2021).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_______________________________________

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 5, 2021	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)