Form 10-Q
period 2021-12-31
EMCORE CORP
filed 2022-02-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

As of February 7, 2022, the number of shares outstanding of our no par value common stock totaled 37,277,592.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended December 31, 2021

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

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
•risks and uncertainties related to manufacturing and production capacity and expansion plans related thereto; and
•other risks and uncertainties discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as such risk factors may be amended, supplemented or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report. Forward-looking statements are based on certain assumptions and analysis made in light of experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We do not intend to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

PART I. Financial Information

ITEM 1. Financial Statements
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended December 31, 2021 and 2020
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31,
	2021	2020
Revenue	$42,236	$33,426
Cost of revenue	26,439	20,854
Gross profit	15,797	12,572
Operating expense:
Selling, general, and administrative	7,187	5,757
Research and development	4,627	4,296
Restructuring charge	1,298	41
Loss (gain) on sale of assets	187	(29)
Total operating expense	13,299	10,065
Operating income	2,498	2,507
Other income:
Interest expense, net	(11)	(49)
Foreign exchange gain	42	237
Total other income	31	188
Income before income tax expense	2,529	2,695
Income tax expense	(115)	(126)
Net income	$2,414	$2,569
Foreign exchange translation adjustment	20	(10)
Comprehensive income	$2,434	$2,559
Per share data
Net income per basic share	$0.07	$0.09
Weighted-average number of basic shares outstanding	36,950	29,503
Net income per diluted share	$0.06	$0.08
Weighted-average number of diluted shares outstanding	39,031	30,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2021 and September 30, 2021
(in thousands)
(unaudited)

	As of
	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$74,896	$71,621
Restricted cash	1,062	61
Accounts receivable, net of credit loss of $425 and $260, respectively	32,382	31,849
Contract assets	238	361
Inventory	31,283	32,309
Prepaid expenses and other current assets	7,046	6,877
Assets held for sale	1,052	1,241
Total current assets	147,959	144,319
Property, plant, and equipment, net	23,219	22,544
Goodwill	69	69
Operating lease right-of-use assets	20,140	13,489
Other intangible assets, net	161	167
Other non-current assets	213	225
Total assets	$191,761	$180,813
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,033	$16,686
Accrued expenses and other current liabilities	10,344	9,936
Operating lease liabilities - current	941	1,198
Total current liabilities	28,318	27,820
Operating lease liabilities - non-current	19,628	12,684
Asset retirement obligations	2,058	2,049
Other long-term liabilities	794	794
Total liabilities	50,798	43,347
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 44,181 shares issued and 37,275 shares outstanding as of December 31, 2021; 43,890 shares issued and 36,984 shares outstanding as of September 30, 2021	783,329	782,266
Treasury stock at cost; 6,906 shares as of December 31, 2021 and September 30, 2021	(47,721)	(47,721)
Accumulated other comprehensive income	707	687
Accumulated deficit	(595,352)	(597,766)
Total shareholders’ equity	140,963	137,466
Total liabilities and shareholders’ equity	$191,761	$180,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended December 31, 2021 and 2020
(in thousands)
(unaudited)

	For the Three Months Ended
	2021	2020
Shares of common stock
Balance, beginning of period	36,984	29,551
Stock-based compensation	285	230
Stock option exercises	6	2
Balance, end of period	37,275	29,783
Value of common stock
Balance, beginning of period	$782,266	$744,361
Stock-based compensation	1,088	903
Stock option exercises	29	7
Tax withholding paid on behalf of employees for stock-based awards	(54)	(83)
Balance, end of period	783,329	745,188
Treasury stock, beginning and ending of period	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	687	918
Translation adjustment	20	(10)
Balance, end of period	707	908
Accumulated deficit
Balance, beginning of period	(597,766)	(623,409)
Net income	2,414	2,569
Balance, end of period	(595,352)	(620,840)
Total shareholders’ equity	$140,963	$77,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2021 and 2020
(in thousands)
(unaudited)

	For the Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,414	$2,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,010	1,005
Stock-based compensation expense	1,088	903
Provision adjustments related to credit loss	165	6
Provision adjustments related to product warranty	77	171
Loss (gain) on disposal of property, plant, and equipment	187	(29)
Other	(60)	(290)
Total non-cash adjustments	2,467	1,766
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(575)	(970)
Inventory	1,126	(1,998)
Other assets	(6,773)	1,694
Accounts payable	546	836
Accrued expenses and other current liabilities	7,008	(2,371)
Total change in operating assets and liabilities	1,332	(2,809)
Net cash provided by operating activities	6,213	1,526
Cash flows from investing activities:
Purchase of equipment	(1,946)	(870)
Proceeds from disposal of property, plant, and equipment	10	—
Net cash used in investing activities	(1,936)	(870)
Cash flows from financing activities:
Proceeds from employee stock purchase plan and equity awards	29	8
Taxes paid related to net share settlement of equity awards	(54)	(83)
Net cash used in financing activities	(25)	(75)
Effect of exchange rate changes provided by foreign currency	24	39
Net increase in cash, cash equivalents, and restricted cash	4,276	620
Cash, cash equivalents, and restricted cash at beginning of period	71,682	30,538
Cash, cash equivalents, and restricted cash at end of period	$75,958	$31,158
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$15	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(285)	$(350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements

NOTE 1. Description of Business

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) is a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of lasers and optical subsystems for use in the Cable TV ("CATV") industry. We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today are a leading provider of advanced products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The technology at the heart of our broadband communications products is shared with our fiber optic gyroscope (“FOG”) and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With the acquisition of Systron Donner Inertial, Inc. ("SDI"), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing quartz micro-electromechanical system ("QMEMS") technology, in June 2019, we further expanded our portfolio of gyros and inertial sensors with SDI’s QMEMS gyro and accelerometer technology. We have fully vertically-integrated manufacturing capability through our indium phosphide ("InP") compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA, and through our quartz processing and sensor manufacturing facility in Concord, CA. These facilities support our vertically-integrated manufacturing strategy for quartz and FOG products, for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often substantially greater than traditional digital applications and requires a specialized expertise held by us which is unique in the optics industry.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments, which are all normal recurring adjustments, that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2021 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Significant Accounting Policies and Estimates

There have been no material changes in our significant accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Recent Accounting Pronouncements

We recently adopted the following accounting standards, which had the following impacts on our consolidated financial statements:

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard was effective for our fiscal year beginning

October 1, 2021. The adoption of this new standard did not have a material impact on the condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB and do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Cash	$19,820	$16,547
Cash equivalents	55,076	55,074
Restricted cash	1,062	61
Total cash, cash equivalents, and restricted cash	$75,958	$71,682

NOTE 4. Accounts Receivable, net

The components of accounts receivable consisted of the following:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Accounts receivable, gross	$32,807	$32,109
Allowance for credit loss	(425)	(260)
Accounts receivable, net	$32,382	$31,849

NOTE 5. Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Raw materials	$15,130	$16,146
Work in-process	10,446	11,410
Finished goods	5,707	4,753
Inventory	$31,283	$32,309

NOTE 6. Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Equipment	$38,131	$37,985
Furniture and fixtures	1,125	1,125
Computer hardware and software	3,576	3,575
Leasehold improvements	6,699	6,663
Construction in progress	10,563	9,247
Property, plant, and equipment, gross	$60,094	$58,595
Accumulated depreciation	(36,875)	(36,051)
Property, plant, and equipment, net	$23,219	$22,544

During the three months ended December 31, 2021 and 2020, the Company sold certain equipment and recognized a loss on sale of assets of $0.2 million and $0.0 million, respectively. In addition, in the fiscal year ended September 30, 2020, the Company entered into agreements to sell equipment and these assets were reclassified to assets held for sale. The balance as of December 31, 2021 and September 30, 2021 was $1.1 million and $1.2 million, respectively.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of December 31, 2021 and September 30, 2021, 97% and 96%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Compensation	$5,180	$7,192
Warranty	1,160	1,125
Legal expenses and other professional fees	464	152
Contract liabilities	873	364
Income and other taxes	219	104
Severance and restructuring accruals	1,113	—
Other	1,335	999
Accrued expenses and other current liabilities	$10,344	$9,936

NOTE 8. Credit Facility and Debt

Credit Facility

On November 11, 2010, we entered into a Credit and Security Agreement (as amended to date, the “Credit Facility”) with Wells Fargo Bank, N.A. ("Wells Fargo"). The Credit Facility is secured by the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable, inventory, and machinery and equipment accounts. In February 2022, we entered into an extension wherein the Credit Facility is to mature in May 2022. The Credit Facility currently provides us with a revolving credit line of up to $15.0 million at an interest rate equal to LIBOR plus 1.75%, subject to a borrowing base formula, that can be used for working capital requirements, letters of credit, acquisitions, and other general corporate purposes subject to a requirement, for certain specific uses, that the Company has liquidity of at least $25.0 million after such use. The Credit Facility requires us to maintain (a) liquidity of at least $10.0 million and (b) excess availability of at least $1.0 million.

As of December 31, 2021, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of December 31, 2021, the Credit Facility had $0.5 million reserved for one outstanding stand-by letter of credit and $13.4 million available for borrowing.

NOTE 9. Income and Other Taxes

During each of the three months ended December 31, 2021 and 2020, the Company recorded an income tax expense of $0.1 million. Income tax expense for the three months ended December 31, 2021 and 2020 is composed primarily of state tax expense which is driven by the State of California's temporary suspension of net operating loss ("NOL") utilization.

For the three months ended December 31, 2021 and 2020 the effective tax rate on continuing operations was 4.5% and 4.7%, respectively. The tax rate for the three months ended December 31, 2021 is primarily driven by the State of California’s temporary suspension of NOL utilization.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2021 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at December 31, 2021. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of December 31, 2021 and September 30, 2021, we had no uncertain tax benefit reserved and no interest and penalties accrued as tax liabilities on our balance sheet. During the three months ended December 31, 2021 and 2020 there were no material increases or decreases in unrecognized tax benefits.

NOTE 10. Commitments and Contingencies

Indemnifications

We have agreed to indemnify certain customers against claims of infringement of intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these customer indemnification obligations. We enter into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify them for certain potential expenses and liabilities arising from their status as a director or executive officer of the Company. We maintain directors and officers insurance, which covers certain liabilities relating to our obligation to indemnify our directors and executive officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim.

Legal Proceedings

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. The outcome of these matters is currently not determinable and we are unable to estimate a range of loss, should a loss occur, from these proceedings. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties and the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter, or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

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

NOTE 11. Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”:

•the 2010 Equity Incentive Plan,
•the 2012 Equity Incentive Plan, and
•the 2019 Equity Incentive Plan.

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In March 2021, our shareholders approved the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, which was adopted by the Company’s Board of Directors in December 2020, and increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Equity Incentive Plan by an additional 2,138,000 shares.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	For the Three Months Ended December 31,
(in thousands)	2021	2020
Employee stock options	$—	$1
RSUs and RSAs	554	431
PSUs and PRSAs	407	317
ESPP	—	89
Outside director equity awards and fees in common stock	127	65
Total stock-based compensation expense	$1,088	$903

The following table sets forth stock-based compensation expense by expense type:

	For the Three Months Ended December 31,
(in thousands)	2021	2020
Cost of revenue	$151	$141
Selling, general, and administrative	755	559
Research and development	182	203
Total stock-based compensation expense	$1,088	$903

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. During each of the three months ended December 31, 2021 and 2020, our matching contribution in cash was $0.3 million.

Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended December 31,
(in thousands, except per share data)	2021	2020
Numerator
Net income	$2,414	$2,569
Denominator
Weighted average number of shares outstanding - basic	36,950	29,503
Effect of dilutive securities
Stock options	7	—
PSUs, RSUs, and restricted stock	2,074	874
Weighted average number of shares outstanding - diluted	39,031	30,377
Earnings per share - basic	$0.07	$0.09
Earnings per share - diluted	$0.06	$0.08
Weighted average antidilutive options, unvested restricted RSUs and RSAs, unvested PSUs and ESPP shares excluded from the computation	53	161

Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units ("RSUs") and restricted stock awards ("RSAs"), performance stock units ("PSUs"), stock options, and shares issuable under the employee stock purchase plan ("ESPP") as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

Future Issuances

As of December 31, 2021, we had common stock reserved for the following future issuances:

Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	13,884
Unvested RSUs and RSAs	1,462,942
Unvested PSUs and PRSAs (at 200% maximum payout)	1,934,000
Issuance of stock-based awards under the Equity Plans	1,748,593
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,248,160

NOTE 12. Segment and Revenue Information

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

(in thousands)	For the Three Months Ended December 31,
	2021	2020
Revenue
Aerospace and Defense	$9,900	$13,636
Broadband	32,336	19,790
Total revenue	$42,236	$33,426
Segment income
Aerospace and Defense gross profit	$1,684	$4,100
Aerospace and Defense research and development expense	4,162	3,686
Aerospace and Defense segment income	$(2,478)	$414
Broadband gross profit	$14,113	$8,472
Broadband research and development expense	465	610
Broadband segment income	$13,648	$7,862
Consolidated segment income	$11,170	$8,276
Unallocated expense
Selling, general, and administrative	$7,187	$5,757
Restructuring charge	1,298	41
Loss (gain) on sale of assets	187	(29)
Interest expense, net	11	49
Foreign exchange gain	(42)	(237)
Total unallocated expense	$8,641	$5,581
Income before income tax expense	$2,529	$2,695

Product Categories

Revenue is classified by major product category and is presented below:

	For the Three Months Ended December 31,
(in thousands)	2021	% of Revenue	2020	% of Revenue
Aerospace and Defense
Navigation and Inertial Sensing	$8,145	19%	$9,202	28%
Defense Optoelectronics	1,755	4	4,434	13
Broadband
CATV Lasers and Transmitters	28,459	67	17,315	52
Chip Devices	1,068	3	743	2
Other Optical Products	2,809	7	1,732	5
Total revenue	$42,236	100%	$33,426	100%

Geographical Concentration

The following table sets forth revenue by geographic area based on our customers’ billing address:

	For the Three Months Ended December 31,
(in thousands)	2021	2020
United States and Canada	$38,056	$29,346
Asia	3,086	3,025
Europe	820	656
Other	274	399
Total revenue	$42,236	$33,426

Significant Customers

Significant customers are defined as customers representing greater than 10% of consolidated revenue. Significant portions of the Company’s sales are concentrated among a limited number of customers. Revenue from two and three of our significant customers represented an aggregate of 65% and 70% of our consolidated revenue for the three months ended December 31, 2021 and 2020, respectively. The percentage from significant customers decreased due to lower Aerospace and Defense revenue.

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

Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply, and labor shortages. For example, during the three months ended December 31, 2021, unexpected delays and cancellations of key component deliveries required us to source critical components from alternative sources on short schedules. These and other actions resulting from the effects of COVID-19 may continue in the future and cause additional challenges to and disruptions of our business, inventory levels, operating results, and cash flows.

In addition, restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of certain CATV module and transmitter manufacturing equipment to Hytera and Fastrain (each as defined below), as described in more detail below under the heading “Hytera and Fastrain Transactions”. Travel into Thailand by manufacturing engineers to support the transfer has at times been difficult. While we are taking actions within our supply chain and manufacturing operations to mitigate the effects of these delays and now expect the transfer to be completed during the fiscal year ending September 30, 2022, the timing and completion of these transfers may be further disrupted as a result of COVID-19, which could delay recognition of the anticipated benefits of transferring this equipment and could disrupt manufacturing activities for these products.

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

On August 9, 2021, we entered into an Asset Purchase Agreement (the “Fastrain Asset Purchase Agreement”) with each of Shenzhen Fastrain Technology Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Fastrain”), and Hong Kong Fastrain Company Limited, a limited liability company incorporated in Hong Kong (“HK Fastrain”, and together with Shenzhen Fastrain, collectively, “Fastrain”), pursuant to which, among other items, Fastrain agreed to purchase all of the Equipment subject to the Hytera Asset Purchase Agreement, along with certain other equipment owned by us, for an aggregate price of $6.2 million, of which (a) $3.8 million had been paid to us as of September 30, 2021 and (b) $2.4 million remains to be paid to us in connection with the Equipment currently located at our Beijing facility and to be transferred pursuant to one or more closings on dates mutually agreed between us and Fastrain.

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility located in Thailand and for an initial term ending on December 31, 2025, the CATV Laser and Transmitter products set forth in the Fastrain Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24 month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds.

As described under the heading “COVID-19” above, travel restrictions related to the COVID-19 pandemic have negatively affected the timing of the sale and transfer of some of the Equipment to Hytera and Fastrain. The transfer of the Equipment currently remaining at our Beijing facility is now expected to occur during the fiscal year ending September 30, 2022, with corresponding payments totaling $2.4 million expected to be received during the fiscal year ending September 30, 2022.

Result of Operations

The following table sets forth our Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	For the Three Months Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	62.6	62.4
Gross profit	37.4	37.6
Operating expense:
Selling, general, and administrative	17.0	17.2
Research and development	11.0	12.9
Restructuring charge	3.1	0.1
Loss (gain) on sale of assets	0.4	(0.1)
Total operating expense	31.5	30.1
Operating income	5.9	7.5
Other income:
Interest expense, net	—	(0.1)
Foreign exchange gain	0.1	0.7
Total other income	0.1	0.6
Income before income tax expense	6.0	8.1
Income tax expense	(0.3)	(0.4)
Net income	5.7%	7.7%
Foreign exchange translation adjustment	0.1	—
Comprehensive income	5.8%	7.7%

Comparison of Results of Operations

	For the Three Months Ended December 31,
(in thousands, except percentages)	2021	2020	Change
Revenue	$42,236	$33,426	$8,810	26.4%
Cost of revenue	26,439	20,854	5,585	26.8
Gross profit	15,797	12,572	3,225	25.7
Operating expense:
Selling, general, and administrative	7,187	5,757	1,430	24.8
Research and development	4,627	4,296	331	7.7
Restructuring charge	1,298	41	1,257	3,065.9
Loss (gain) on sale of assets	187	(29)	216	744.8
Total operating expense	13,299	10,065	3,234	32.1
Operating income	2,498	2,507	(9)	(0.4)
Other income:
Interest expense, net	(11)	(49)	38	77.6
Foreign exchange gain	42	237	(195)	(82.3)
Total other income	31	188	(157)	(83.5)
Income before income tax expense	2,529	2,695	(166)	(6.2)
Income tax expense	(115)	(126)	11	8.7
Net income	$2,414	$2,569	$(155)	(6.0)%
Foreign exchange translation adjustment	20	(10)	30	300.0
Comprehensive income	$2,434	$2,559	$(125)	(4.9)%

Revenue

	For the Three Months Ended December 31,
(in thousands, except percentages)	2021	2020	Change
Aerospace and Defense	$9,900	$13,636	$(3,736)	(27.4)%
Broadband	32,336	19,790	12,546	63.4
Total revenue	$42,236	$33,426	$8,810	26.4%

Aerospace and Defense

For the three months ended December 31, 2021, our Aerospace and Defense revenue decreased $3.7 million, or 27.4%, compared to the same period in the prior year, primarily due to a $2.7 million decrease in Defense Optoelectronics product line revenue due to a decrease in customer demand as well as a disruption in supply chain due to a change in contract manufacturer.

Broadband

For the three months ended December 31, 2021, our Broadband revenue increased $12.5 million, or 63.4%, compared to the same period in the prior year, primarily driven by a $11.1 million increase in CATV Lasers and Transmitters product line revenue driven by increased customer demand. Increased customer demand arose in part from an increase in investment by cable TV multiple-system operators (“MSOs”) in their networks to address the bottlenecks created by bandwidth demands from both work-from-home initiatives and “stay at home” entertainment.

Gross Profit

	For the Three Months Ended December 31,
(in thousands, except percentages)	2021	2020	Change
Aerospace and Defense	$1,684	$4,100	$(2,416)	(58.9)%
Broadband	14,113	8,472	5,641	66.6
Total gross profit	$15,797	$12,572	$3,225	25.7%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields, sales volumes, inventory, and specific product warranty charges, as well as the amount of our revenue relative to fixed manufacturing costs. Consolidated gross margins were 37.4% and 37.6% for the three months ended December 31, 2021 and 2020, respectively. Stock-based compensation expense within cost of revenue totaled $0.2 million and $0.1 million for the three months ended December 31, 2021 and 2020, respectively.

Aerospace and Defense

For the three months ended December 31, 2021, Aerospace and Defense gross profit decreased $2.4 million, or 58.9%, compared to the same period in the prior year, primarily due to lower revenue. For the three months ended December 31, 2021 and 2020, Aerospace and Defense gross margin was 17.0% and 30.1%, respectively. Gross margin decreased in the three months ended December 31, 2021 due to lower revenue and increased overall manufacturing costs.

Broadband

For the three months ended December 31, 2021, Broadband gross profit increased $5.6 million, or 66.6%, compared to the same period in the prior year, primarily driven by higher revenue of $12.5 million, along with favorable product mix. For the three months ended December 31, 2021 and 2020, Broadband gross margin was 43.6% and 42.8%, respectively. Gross margin increased in the three months ended December 31, 2021 driven by an increase in revenue relative to fixed manufacturing costs and change in product mix.

Selling, General and Administrative

Selling, general, and administrative ("SG&A") consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses. SG&A expense for the three months ended December 31, 2021 increased by $1.4 million compared to the same period in the prior year, primarily driven by higher compensation and selling expenses. As a percentage of revenue, SG&A expenses were 17.0% and 17.2% for the three months ended December 31, 2021 and 2020, respectively. Stock-based compensation expense within SG&A totaled $0.8 million and $0.6 million during the three months ended December 31, 2021 and 2020, respectively.

Research and Development

Research and development ("R&D") consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they relate to the design, development, and testing of our products. R&D costs are expensed as incurred. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. R&D expense for the three months ended December 31, 2021 increased from the amounts reported in the same period in the prior year by $0.3 million, primarily driven by increased compensation and facility costs. As a percentage of revenue, R&D expenses were 11.0% and 12.9% for the three months ended December 31, 2021 and 2020, respectively. Stock-based compensation expense within R&D totaled $0.2 million during each of the three months ended December 31, 2021 and 2020.

For the three months ended December 31, 2021 and 2020, Aerospace and Defense R&D expense was $4.2 million and $3.7 million, respectively. For the three months ended December 31, 2021 and 2020, Broadband R&D expense was $0.5 million and $0.6 million, respectively.

Restructuring Charge

For the three months ended December 31, 2021 we incurred a restructuring charge of $1.3 million associated with the planned shutdown of manufacturing operations in Beijing, China.

Loss (Gain) on Sale of Assets

During the three months ended December 31, 2021 we sold certain equipment and incurred a loss on sale of assets of $0.2 million. In addition, we have agreements to sell additional equipment and these assets are classified as assets held for sale. The remaining balance as of December 31, 2021 totaled $1.1 million.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure that executive management uses to assess performance and make decisions. As a percentage of revenue, operating income was 5.9% and 7.5% for the three months ended December 31, 2021 and 2020, respectively.

Other Income

Interest Expense, net

Interest expense is related to our Credit Facility and interest income is earned on cash and cash equivalent balances.

Foreign Exchange Gain

Gains or losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on the consolidated statements of operations and comprehensive income. The gain recorded relate to the change in value of the Yuan Renminbi relative to the U.S. dollar. During the three months ended December 31, 2021 and 2020, we recorded foreign exchange gain of $0.0 million and $0.2 million, respectively.

Income Tax Expense

Income tax expense is composed primarily of state minimum tax expense. During each of the three months ended December 31, 2021 and 2020, we recorded income tax expense of $0.1 million.

Order Backlog

Our product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. Historically, for our CATV Lasers and Transmitters product line, products have typically shipped within the same quarter in which a purchase order is received, and therefore order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods. In addition, demand for our CATV Lasers and Transmitters products has historically been cyclical, and therefore future revenue trends for this product line are difficult to determine. With respect to our Aerospace and Defense product lines, revenue growth is dependent to a significant extent on customer program schedules.

Liquidity and Capital Resources

We continue to suffer from an accumulated deficit, but have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as borrowings from our Credit Facility and capital markets transactions. As of December 31, 2021, cash and cash equivalents totaled $76.0 million and net working capital totaled $119.6 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations, including:

•We maintain a credit facility with Wells Fargo that provides us with a revolving credit line of up to $15.0 million that can be used as required for operations, subject to certain liquidity and availability requirements. The Credit Facility had $13.4 million available for borrowing as of December 31, 2021. See Note 8 - Credit Facility and Debt in the notes to the condensed consolidated financial statements for additional information regarding the Credit Facility.
•On February 16, 2021, we closed our offering of 6,655,093 shares of our common stock at a price of $5.40 per share, resulting in net proceeds to us from the offering of $33.1 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading "Equity Offering" for additional information regarding the equity offering.
•In October 2019, we entered into the Hytera Asset Purchase Agreement pursuant to which we agreed to sell certain of our CATV Lasers and Transmitters manufacturing equipment for purposes of outsourcing manufacturing of our CATV Lasers and Transmitters product lines to Hytera. In August 2021, we entered into the Fastrain Asset Purchase Agreement, pursuant to which, among other items, Fastrain agreed to purchase the same equipment subject to the Hytera Asset Purchase Agreement, along with additional equipment, for aggregate consideration of $6.2 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments under the heading "Hytera and Fastrain Transactions" for additional information regarding the transactions with Hytera and Fastrain.

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility (or a replacement facility, if any, to the extent the expiration of the Credit Facility occurs in May 2022) will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the issuance date of these financial statements.

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

Cash Flow

Operating Activities

	For the Three Months Ended December 31,
(in thousands, except percentages)	2021	2020	Change
Net cash provided by operating activities	$6,213	$1,526	$4,687	(307.1)%

For the three months ended December 31, 2021, our operating activities provided cash of $6.2 million due to our net income of $2.4 million, and positive adjustments for non-cash charges of $2.5 million, including depreciation and amortization expense of $1.0 million, stock based compensation of $1.1 million, provision adjustment related to credit loss of $0.2 million, and loss on disposal of property, plant, and equipment of $0.2 million, and changes in our operating assets and liabilities (or working capital components) of $1.3 million. The change in our operating assets and liabilities was due to a decrease in inventory of $1.1 million, an increase in accounts payable of $0.5 million, and an increase in accrued expenses and other liabilities of $7.0 million, offset by an increase in accounts receivable and contract assets of $0.6 million and an increase in other assets of $6.8 million.

For the three months ended December 31, 2020, our operating activities used cash of $1.5 million, primarily due to our net income of $2.6 million, and positive adjustments for non-cash charges, including depreciation and amortization expense of 1.0 million, stock based compensation of 0.9 million, and provision adjustment related to product warranty of $0.2 million offset by negative adjustments for non-cash charges, and changes in our operating assets and liabilities (or working capital components) of $2.8 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable and contract assets of $1.0 million, inventory of $2.0 million, and a decrease in accrued expenses and other liabilities of $2.4 million offset by a decrease in other assets of $1.7 million and an increase in accounts payable of $0.8 million.

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

Investing Activities

	For the Three Months Ended December 31,
(in thousands, except percentages)	2021	2020	Change
Net cash used in investing activities	$(1,936)	$(870)	$(1,066)	122.5%

For the three months ended December 31, 2021, our investing activities used cash of $1.9 million due to capital-related expenditures.

For the three months ended December 31, 2020, our investing activities used cash of $0.9 million due to capital-related expenditures.

Financing Activities

	For the Three Months Ended December 31,
(in thousands, except percentages)	2021	2020	Change
Net cash used in financing activities	$(25)	$(75)	$50	(66.7)%

For the three months ended December 31, 2021, our financing activities used cash for tax withholding paid on behalf of employees for stock-based awards offset by proceeds from the exercise of equity awards.

For the three months ended December 31, 2020, our financing activities used cash of $0.1 million due to withholding paid on behalf of employees for stock-based awards of $0.1 million.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2021 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for a discussion of our critical accounting policies and estimates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There were no material changes to our quantitative and qualitative disclosures about market risks during the first quarter of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risks included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2021 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 10 - Commitments and Contingencies in the notes to condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2021, which could materially affect our business, financial condition or future results. We do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The risks described in our Annual Report on Form 10‑K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

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

10.1
Amendment to Lease, dated as of November 1, 2021, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.2
Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, as amended and restated on November 29, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on December 3, 2021).

10.3
Thirteenth Amendment to Credit and Security Agreement, dated October 26, 2021, between Wells Fargo Bank, National Association and the Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on December 3, 2021).

10.4**	Fourteenth Amendment to Credit and Security Agreement, dated February 2, 2022, between Wells Fargo Bank, National Association and the Company.
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
_______________________________________

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 9, 2022	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2022	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)