Form 10-Q
period 2022-03-31
EMCORE CORP
filed 2022-05-05
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, the number of shares outstanding of our no par value common stock totaled 37,521,023.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2022

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
•acquisition-related risks, including that (a) revenue and net operating results obtained from the Systron Donner Inertial, Inc. ("SDI") business or the L3Harris Space and Navigation ("S&N") business may not meet our expectations, (b) the costs and cash expenditures for integration of the S&N business operations may be higher than expected, (c) there could be losses and liabilities arising from the acquisition of SDI or S&N that we will not be able to recover from any source and (d) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition and the S&N acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;
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

PART I. Financial Information

ITEM 1. Financial Statements
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three and Six Months Ended March 31, 2022 and 2021
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$32,650	$38,406	$74,886	$71,832
Cost of revenue	23,633	23,772	50,072	44,626
Gross profit	9,017	14,634	24,814	27,206
Operating expense:
Selling, general, and administrative	7,563	6,062	14,750	11,860
Research and development	4,535	3,771	9,162	8,067
Severance	20	—	1,318	—
(Gain) loss on sale of assets	(788)	218	(601)	189
Total operating expense	11,330	10,051	24,629	20,116
Operating (loss) income	(2,313)	4,583	185	7,090
Other (expense) income:
Interest expense, net	(12)	(49)	(23)	(98)
Foreign exchange (loss) gain	(17)	(68)	25	169
Total other (expense) income	(29)	(117)	2	71
(Loss) income before income tax benefit (expense)	(2,342)	4,466	187	7,161
Income tax benefit (expense)	117	(82)	2	(208)
Net (loss) income	$(2,225)	$4,384	$189	$6,953
Foreign exchange translation adjustment	2	(11)	22	(21)
Comprehensive (loss) income	$(2,223)	$4,373	$211	$6,932
Per share data
Net (loss) income per basic share	$(0.06)	$0.13	$0.01	$0.22
Weighted-average number of basic shares outstanding	37,217	32,968	37,082	31,219
Net (loss) income per diluted share	$(0.06)	$0.13	$0.01	$0.21
Weighted-average number of diluted shares outstanding	37,217	34,451	38,384	32,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2022 and September 30, 2021
(in thousands)
(unaudited)

	As of
	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$80,928	$71,621
Restricted cash	21	61
Accounts receivable, net of credit loss of $225 and $260, respectively	27,203	31,849
Contract assets	491	361
Inventory	28,049	32,309
Prepaid expenses and other current assets	6,543	6,877
Assets held for sale	735	1,241
Total current assets	143,970	144,319
Property, plant, and equipment, net	23,837	22,544
Goodwill	69	69
Operating lease right-of-use assets	19,930	13,489
Other intangible assets, net	149	167
Other non-current assets	213	225
Total assets	$188,168	$180,813
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,317	$16,686
Accrued expenses and other current liabilities	10,470	9,936
Operating lease liabilities - current	938	1,198
Total current liabilities	26,725	27,820
Operating lease liabilities - non-current	19,479	12,684
Asset retirement obligations	2,067	2,049
Other long-term liabilities	115	794
Total liabilities	48,386	43,347
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 44,301 shares issued and 37,395 shares outstanding as of March 31, 2022; 43,890 shares issued and 36,984 shares outstanding as of September 30, 2021	784,371	782,266
Treasury stock at cost; 6,906 shares as of March 31, 2022 and September 30, 2021	(47,721)	(47,721)
Accumulated other comprehensive income	709	687
Accumulated deficit	(597,577)	(597,766)
Total shareholders’ equity	139,782	137,466
Total liabilities and shareholders’ equity	$188,168	$180,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended March 31, 2022 and 2021
(in thousands)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Shares of common stock
Balance, beginning of period	37,275	29,783	36,984	29,551
Stock-based compensation	120	203	405	433
Stock option exercises	—	8	6	10
Issuance of common stock - ESPP	—	126	—	126
Sale of common stock	—	6,655	—	6,655
Balance, end of period	37,395	36,775	37,395	36,775
Value of common stock
Balance, beginning of period	$783,329	$745,188	$782,266	$744,361
Stock-based compensation	1,144	931	2,232	1,834
Stock option exercises	—	39	29	46
Tax withholding paid on behalf of employees for stock-based awards	(102)	—	(156)	(83)
Issuance of common stock - ESPP	—	382	—	382
Sale of common stock, net of offering costs	—	33,141	—	33,141
Balance, end of period	784,371	779,681	784,371	779,681
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	707	908	687	918
Translation adjustment	2	(11)	22	(21)
Balance, end of period	709	897	709	897
Accumulated deficit
Balance, beginning of period	(595,352)	(620,840)	(597,766)	(623,409)
Net (loss) income	(2,225)	4,384	189	6,953
Balance, end of period	(597,577)	(616,456)	(597,577)	(616,456)
Total shareholders’ equity	$139,782	$116,401	$139,782	$116,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, and 2021
(in thousands)
(unaudited)

	For the Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$189	$6,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,037	1,989
Stock-based compensation expense	2,232	1,825
Provision adjustments related to credit loss	165	(52)
Provision adjustments related to product warranty	139	222
(Gain) loss on disposal of property, plant, and equipment	(601)	189
Other	464	(292)
Total non-cash adjustments	4,436	3,881
Changes in operating assets and liabilities:
Accounts receivable and contract assets	4,351	(3,574)
Inventory	6,663	(3,909)
Other assets	(4,857)	1,121
Accounts payable	(4,893)	(660)
Accrued expenses and other current liabilities	5,646	(2,040)
Total change in operating assets and liabilities	6,910	(9,062)
Net cash provided by operating activities	11,535	1,772
Cash flows from investing activities:
Purchase of equipment	(3,297)	(1,142)
Proceeds from disposal of property, plant, and equipment	1,128	583
Net cash used in investing activities	(2,169)	(559)
Cash flows from financing activities:
Proceeds from employee stock purchase plan and equity awards	29	428
Proceeds from sale of common stock	—	35,937
Issuance cost associated with sale of common stock	—	(2,796)
Taxes paid related to net share settlement of equity awards	(156)	(83)
Net cash (used in) provided by financing activities	(127)	33,486
Effect of exchange rate changes provided by foreign currency	28	44
Net increase in cash, cash equivalents, and restricted cash	9,267	34,743
Cash, cash equivalents, and restricted cash at beginning of period	71,682	30,538
Cash, cash equivalents, and restricted cash at end of period	$80,949	$65,281
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$30	$31
Cash paid during the period for income taxes	$361	$295
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(11)	$(256)

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

NOTE 3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
(in thousands)	March 31, 2022	September 30, 2021
Cash	$25,847	$16,547
Cash equivalents	55,081	55,074
Restricted cash	21	61
Total cash, cash equivalents, and restricted cash	$80,949	$71,682

NOTE 4. Accounts Receivable, net

The components of accounts receivable consisted of the following:

	As of
(in thousands)	March 31, 2022	September 30, 2021
Accounts receivable, gross	$27,428	$32,109
Allowance for credit loss	(225)	(260)
Accounts receivable, net	$27,203	$31,849

NOTE 5. Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	March 31, 2022	September 30, 2021
Raw materials	$14,861	$16,146
Work in-process	9,864	11,410
Finished goods	3,324	4,753
Inventory	$28,049	$32,309

NOTE 6. Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	March 31, 2022	September 30, 2021
Equipment	$38,944	$37,985
Furniture and fixtures	1,125	1,125
Computer hardware and software	3,576	3,575
Leasehold improvements	6,701	6,663
Construction in progress	11,377	9,247
Property, plant, and equipment, gross	$61,723	$58,595
Accumulated depreciation	(37,886)	(36,051)
Property, plant, and equipment, net	$23,837	$22,544

During the fiscal year ended September 30, 2020, the Company entered into agreements to sell equipment and these assets were reclassified to assets held for sale. The balance as of March 31, 2022 and September 30, 2021 was $0.7 million and $1.2 million, respectively. During the three months ended March 31, 2022 and 2021, the Company sold certain equipment and recognized a (gain) loss on sale of assets of $(0.8) million and $0.2 million, respectively. During the six months ended March 31, 2022 and 2021, the Company sold certain equipment and recognized a (gain) loss on sale of assets of $(0.6) million and $0.2 million, respectively.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of March 31, 2022 and September 30, 2021, 97% and 96%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	March 31, 2022	September 30, 2021
Compensation	$5,028	$7,192
Warranty	1,112	1,125
Legal expenses and other professional fees	370	152
Contract liabilities	582	364
Income and other taxes	—	104
Severance and restructuring accruals	845	—
Deferred revenue	674	4
Litigation settlement	575	70
Other	1,284	925
Accrued expenses and other current liabilities	$10,470	$9,936

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

As of March 31, 2022, there was no amount outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2022, the Credit Facility had $0.5 million reserved for one outstanding stand-by letter of credit and $6.1 million available for borrowing.

NOTE 9. Income and Other Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $117 thousand and income tax expense of $82 thousand, respectively. Income tax benefit during the three months ended March 31, 2022 is composed primarily of state minimum taxes. Income tax expense during the three months ended March 31, 2021 is composed primarily of state tax expense which is driven by the State of California's temporary suspension of net operating loss ("NOL") utilization.

During the six months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $2 thousand and income tax expense of $208 thousand. Income tax benefit for the six months ended March 31, 2022 is composed primarily of state minimum taxes. Income tax expense for the six months ended March 31, 2021 is composed primarily of state tax expense which is driven by the State of California's temporary suspension of NOL utilization.

For the three months ended March 31, 2022 and 2021 the effective tax rate on continuing operations was (5.0)% and 1.8%, respectively. For the six months ended March 31, 2022 and 2021 the effective tax rate on continuing operations was 1.1% and 2.9%, respectively. The tax rate for the three and six months ended March 31, 2022 is primarily driven by the state minimum taxes.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of March 31, 2022 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of March 31, 2022. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of March 31, 2022 and September 30, 2021, we had no uncertain tax benefit reserved and no interest and penalties accrued as tax liabilities on our balance sheet. During the three and six months ended March 31, 2022 and 2021, there were no material increases or decreases in unrecognized tax benefits.

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

Legal Proceedings

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. The outcome of these matters is currently not determinable and we are unable to estimate a range of loss, should a loss occur, from these proceedings. The ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Should we fail to prevail in any legal matter, or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and, in other cases, by preserving the technology, related know-how, and information as trade secrets. The success and competitive position of our product lines are impacted by our ability to obtain intellectual property protection for our research and development efforts. We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes.

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

NOTE 11. Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”:

•the 2010 Equity Incentive Plan,
•the 2012 Equity Incentive Plan, and
•the 2019 Equity Incentive Plan.

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In March 2022, our shareholders approved the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, which was adopted by the Company’s Board of Directors in December 2021, and increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Equity Incentive Plan by an additional 1.9 million shares.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Employee stock options	$—	$1	$—	$2
RSUs and RSAs	549	501	1,103	932
PSUs and PRSAs	487	269	894	586
ESPP	—	84	—	173
Outside director equity awards and fees in common stock	108	76	235	141
Total stock-based compensation expense	$1,144	$931	$2,232	$1,834

The following table sets forth stock-based compensation expense by expense type:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$178	$203	$329	$344
Selling, general, and administrative	781	519	1,536	1,078
Research and development	185	209	367	412
Total stock-based compensation expense	$1,144	$931	$2,232	$1,834

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Since June 2015, all employer contributions are made in cash. During each of the three months ended March 31, 2022 and 2021, our matching contribution in cash was $0.3 million. During each of the six months ended March 31, 2022 and 2021, our matching contribution in cash was $0.6 million.

Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net (loss) income	$(2,225)	$4,384	$189	$6,953
Denominator
Weighted average number of shares outstanding - basic	37,217	32,968	37,082	31,219
Effect of dilutive securities
Stock options	—	6	4	2
PSUs, RSUs, and restricted stock	—	1,477	1,298	1,271
Weighted average number of shares outstanding - diluted	37,217	34,451	38,384	32,492
Earnings per share - basic	$(0.06)	$0.13	$0.01	$0.22
Earnings per share - diluted	$(0.06)	$0.13	$0.01	$0.21
Weighted average antidilutive options, unvested restricted RSUs and RSAs, unvested PSUs and ESPP shares excluded from the computation	75	1,536	72	1,331

Basic earnings per share ("EPS") is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units ("RSUs") and restricted stock awards ("RSAs"), performance stock units ("PSUs"), stock options, and shares issuable under the employee stock purchase plan ("ESPP") as applicable pursuant to the treasury stock method. Certain of the

Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

Future Issuances

As of March 31, 2022, we had common stock reserved for the following future issuances:

Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	13,884
Unvested RSUs and RSAs	2,445,307
Unvested PSUs and PRSAs (at 200% maximum payout)	4,098,106
Issuance of stock-based awards under the Equity Plans	312,137
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,958,175

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

(in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenue
Aerospace and Defense	$9,006	$13,134	$18,906	$26,770
Broadband	23,644	25,272	55,980	45,062
Total revenue	$32,650	$38,406	$74,886	$71,832
Segment income
Aerospace and Defense gross profit	$1,233	$3,775	$2,917	$7,875
Aerospace and Defense research and development expense	4,041	3,157	8,203	6,843
Aerospace and Defense segment profit	$(2,808)	$618	$(5,286)	$1,032
Broadband gross profit	$7,784	$10,859	$21,897	$19,331
Broadband research and development expense	494	614	959	1,224
Broadband segment profit	$7,290	$10,245	$20,938	$18,107
Consolidated segment profit	$4,482	$10,863	$15,652	$19,139
Unallocated expense
Selling, general, and administrative	$7,563	$6,062	$14,750	$11,860
Severance	20	—	1,318	—
(Gain) loss on sale of assets	(788)	218	(601)	189
Interest expense, net	12	49	23	98
Foreign exchange loss (gain)	17	68	(25)	(169)
Total unallocated expense	$6,824	$6,397	$15,465	$11,978
(Loss) income before income tax benefit (expense)	$(2,342)	$4,466	$187	$7,161
Product Categories

Revenue is classified by major product category and is presented below:

	For the Three Months Ended March 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Aerospace and Defense
Navigation and Inertial Sensing	$7,615	23%	$8,993	23%
Defense Optoelectronics	1,391	4	4,141	11
Broadband
CATV Lasers and Transmitters	20,984	64	21,120	55
Chip Devices	1,113	3	841	2
Other Optical Products	1,547	5	3,311	9
Total revenue	$32,650	100%	$38,406	100%

	For the Six Months Ended March 31,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Aerospace and Defense
Navigation and Inertial Sensing	$15,760	21%	$18,195	25%
Defense Optoelectronics	3,146	4	8,575	12
Broadband
CATV Lasers and Transmitters	49,443	66	38,435	54
Chip Devices	2,181	3	1,584	2
Other Optical Products	4,356	6	5,043	7
Total revenue	$74,886	100%	$71,832	100%
Geographical Concentration

The following table sets forth revenue by geographic area based on our customers’ billing address:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
United States and Canada	$29,652	$33,106	$67,708	$62,452
Asia	1,728	4,145	4,814	7,170
Europe	936	558	1,756	1,214
Other	334	597	608	996
Total revenue	$32,650	$38,406	$74,886	$71,832

Significant Customers

Significant customers are defined as customers representing greater than 10% of consolidated revenue. Significant portions of the Company’s sales are concentrated among a limited number of customers. Revenue from two and three of our significant customers represented an aggregate of 62% and 68% of our consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. Revenue from two and three of our significant customers represented an aggregate of 64% and 69% of our consolidated revenue for the six months ended March 31, 2022 and 2021, respectively. The percentage from significant customers decreased due to lower Aerospace and Defense revenue.

The duration, severity, and future impact of the COVID-19 pandemic is highly uncertain and could result in significant disruptions to the business operations of the Company’s customers. If one or more of these significant customers significantly decreases their orders for the Company’s products, or if we are unable to deliver finished products to the customer in connection with such orders, the Company’s business could be materially and adversely affected.

NOTE 13. Subsequent Event

On April 29, 2022, we completed the previously announced acquisition of the L3Harris Technologies, Inc. (“L3H”) Space and Navigation business (“S&N”) pursuant to that certain Sale Agreement, dated as of February 14, 2022 (as amended, the “Sale Agreement”), entered into by and among the Company, Ringo Acquisition Sub, Inc. and L3H, pursuant to which we acquired certain intellectual property, assets, and liabilities of S&N for aggregate consideration of approximately $5.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. In consideration of the recency of the completion of the purchase, we have not completed the initial accounting for the business combination and have not evaluated stand-alone acquiree revenue and earnings in the pre-acquistion period for supplemental pro-forma presentation and, accordingly have not included disclosure related to such items.

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

Recent Developments

Acquisition of L3Harris Space & Navigation Business

On April 29, 2022, we completed the previously announced acquisition of the L3Harris Technologies, Inc. (“L3H”) Space and Navigation business (“S&N”) pursuant to that certain Sale Agreement, dated as of February 14, 2022 (as amended, the “Sale Agreement”), entered into by and among the Company, Ringo Acquisition Sub, Inc. and L3H, pursuant to which we acquired certain intellectual property, assets, and liabilities of S&N for aggregate consideration of approximately $5.0 million, and exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments.

COVID-19

We are subject to ongoing risks and uncertainties as a result of the COVID-19 pandemic. The full extent of the COVID-19 impact on operational and financial performance is highly uncertain, out of our control, and cannot be predicted.

Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply, and labor shortages. For example, during the three months ended March 31, 2022, unexpected delays and cancellations of key component deliveries required us to source critical components from alternative sources on short schedules and at increased prices. These and other actions resulting from the effects of COVID-19 may continue in the future and cause additional challenges to and disruptions of our business, inventory levels, operating results, and cash flows.

We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenue, and cash flows.

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

On August 9, 2021, we entered into an Asset Purchase Agreement (the “Fastrain Asset Purchase Agreement”) with each of Shenzhen Fastrain Technology Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Fastrain”), and Hong Kong Fastrain Company Limited, a limited liability company incorporated in Hong Kong (“HK Fastrain”, and together with Shenzhen Fastrain, collectively, “Fastrain”), pursuant to which, among other items, Fastrain agreed to purchase all of the Equipment subject to the Hytera Asset Purchase Agreement, along with certain other equipment owned by us, for an aggregate price of $6.2 million, of which (a) $4.9 million had been paid to us as of March 31, 2022 and (b) $1.1 million remains to be paid to us in connection with the Equipment that is expected to be transferred pursuant to one or more closings occurring in the quarter ending June 30, 2022.

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility or facilities located in Thailand or Malaysia and for an initial term ending on December 31, 2025, the CATV Laser and Transmitter products set forth in the Fastrain Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24 month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds. No such shortfall penalties had accrued or become payable as of the quarter ended March 31, 2022.

The transfer of the Equipment currently owned by us is expected to occur during the quarter ending June 30, 2022, with corresponding payments totaling $1.3 million expected to be received during the quarter ending June 30, 2022.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.4	61.9	66.9	62.1
Gross profit	27.6	38.1	33.1	37.9
Operating expense:
Selling, general, and administrative	23.2	15.8	19.7	16.5
Research and development	13.9	9.8	12.2	11.2
Severance	0.1	—	1.8
(Gain) loss on sale of assets	(2.4)	0.6	(0.8)	0.3
Total operating expense	34.7	26.2	32.9	28.0
Operating (loss) income	(7.1)%	11.9%	0.2%	9.9%

Comparison of Results of Operations

	For the Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Revenue	$32,650	$38,406	$(5,756)	(15.0)%
Cost of revenue	23,633	23,772	(139)	(0.6)
Gross profit	9,017	14,634	(5,617)	(38.4)
Operating expense:
Selling, general, and administrative	7,563	6,062	1,501	24.8
Research and development	4,535	3,771	764	20.3
Severance	20	—	20	100.0
(Gain) loss on sale of assets	(788)	218	(1,006)	(461.5)
Total operating expense	11,330	10,051	1,279	12.7
Operating (loss) income	$(2,313)	$4,583	$(6,896)	(150.5)%

	For the Six Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Revenue	$74,886	$71,832	$3,054	4.3%
Cost of revenue	50,072	44,626	5,446	12.2
Gross profit	24,814	27,206	(2,392)	(8.8)
Operating expense:
Selling, general, and administrative	14,750	11,860	2,890	24.4
Research and development	9,162	8,067	1,095	13.6
Severance	1,318	—	1,318	100.0
(Gain) loss on sale of assets	(601)	189	(790)	(418.0)
Total operating expense	24,629	20,116	4,513	22.4
Operating income	$185	$7,090	$(6,905)	(97.4)%

Revenue

	For the Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$9,006	$13,134	$(4,128)	(31.4)%
Broadband	23,644	25,272	(1,628)	(6.4)
Total revenue	$32,650	$38,406	$(5,756)	(15.0)%

	For the Six Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$18,906	$26,770	$(7,864)	(29.4)%
Broadband	55,980	45,062	10,918	24.2
Total revenue	$74,886	$71,832	$3,054	4.3%

Aerospace and Defense

For the three months ended March 31, 2022, our Aerospace and Defense revenue decreased $4.1 million, or 31.4%, compared to the same period in the prior year, primarily due to a $2.8 million decrease in Defense Optoelectronics product line revenue primarily due to program delays and supply chain disruptions.

For the six months ended March 31, 2022, our Aerospace and Defense revenue decreased $7.9 million, or 29.4%, compared to the same period in the prior year, primarily due to a $5.4 million decrease in Defense Optoelectronics product line revenue primarily due to program delays and supply chain disruptions.

Broadband

For the three months ended March 31, 2022, our Broadband revenue decreased $1.6 million, or 6.4%, compared to the same period in the prior year, primarily due to a $1.8 million decrease in Other Optical Products revenue due to decreased customer demand. We anticipate Broadband revenue to continue to be challenged in the near future due in part to inventory levels in the channel.

For the six months ended March 31, 2022, our Broadband revenue increased $10.9 million, or 24.2%, compared to the same period in the prior year, primarily driven by a $11.0 million increase in CATV Lasers and Transmitters revenue due to increased customer demand.

Gross Profit

	For the Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$1,233	$3,775	$(2,542)	(67.3)%
Broadband	7,784	10,859	(3,075)	(28.3)
Total gross profit	$9,017	$14,634	$(5,617)	(38.4)%

	For the Six Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$2,917	$7,875	$(4,958)	(63.0)%
Broadband	21,897	19,331	2,566	13.3
Total gross profit	$24,814	$27,206	$(2,392)	(8.8)%

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

For the three months ended March 31, 2022 and 2021, consolidated gross margins were 27.6% and 38.1%, respectively. For each of the three months ended March 31, 2022 and 2021, stock-based compensation expense within cost of revenue totaled $0.2 million.

For the six months ended March 31, 2022 and 2021, consolidated gross margins were 33.1% and 37.9%, respectively. For each of the six months ended March 31, 2022 and 2021, stock-based compensation expense within cost of revenue totaled $0.3 million.

Aerospace and Defense

For the three months ended March 31, 2022, Aerospace and Defense gross profit decreased $2.5 million, or 67.3%, compared to the same period in the prior year. For the three months ended March 31, 2022 and 2021, Aerospace and Defense gross margin was 13.7% and 28.7%, respectively. Gross profit and margin decreased in the three months ended March 31, 2022 primarily due to lower FOG and Defense Optoelectronics revenue and higher manufacturing costs. Higher manufacturing costs were a result of our change in contract manufacturer, as well as under-absorption of fixed overhead at our Alhambra manufacturing facility.

For the six months ended March 31, 2022, Aerospace and Defense gross profit decreased $5.0 million, or 63.0%, compared to the same period in the prior year. For the six months ended March 31, 2022 and 2021, Aerospace and Defense gross margin was 15.4% and 29.4%, respectively. Gross profit and margin decreased in the six months ended March 31, 2022 primarily due to lower Quartz MEMS and Defense Optoelectronics revenue, and a change in contract manufacturer and under-absorption of fixed overhead for Defense Optoelectronics.

Broadband

For the three months ended March 31, 2022, Broadband gross profit decreased $3.1 million, or 28.3%, compared to the same period in the prior year. For the three months ended March 31, 2022 and 2021, Broadband gross margin was 32.9% and 43.0%, respectively. Gross profit and margin decreased in the three months ended March 31, 2022 due to lower revenue of $1.6 million, higher material costs, and under-absorption of fixed overhead at our Chinese manufacturing facility and at our Alhambra wafer fab.

For the six months ended March 31, 2022, Broadband gross profit increased $2.6 million, or 13.3%, compared to the same period in the prior year. For the six months ended March 31, 2022 and 2021, Broadband gross margin was 39.1% and 42.9%, respectively. Gross profit increased while gross margin decreased in the six months ended March 31, 2022 due to higher revenue mixed with higher material costs and under-absorption of fixed overhead costs.

Selling, General and Administrative

Selling, general, and administrative ("SG&A") consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

For the three months ended March 31, 2022, SG&A expense increased by $1.5 million compared to the same period in the prior year, primarily driven by higher compensation, professional fees including acquisition related expenses, and travel expenses. For the three months ended March 31, 2022 and 2021, SG&A expenses were 23.2% and 15.8% as a percentage of revenue, respectively. For the three months ended March 31, 2022 and 2021, stock-based compensation expense within SG&A totaled $0.8 million and $0.5 million, respectively.

For the six months ended March 31, 2022, SG&A expense increased by $2.9 million compared to the same period in the prior year, primarily driven by higher compensation, professional fees including acquisition related expenses, and travel expenses. For the six months ended March 31, 2022 and 2021, SG&A expenses were 19.7% and 16.5% as a percentage of revenue, respectively. For the six months ended March 31, 2022 and 2021, stock-based compensation expense within SG&A totaled $1.5 million and $1.1 million, respectively.

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

For the three months ended March 31, 2022, R&D expense increased by $0.8 million compared to the same period in the prior year, primarily driven by increased compensation and project costs. For the three months ended March 31, 2022 and 2021, R&D expenses were 13.9% and 9.8% as a percentage of revenue, respectively. For each of the three months ended March 31, 2022 and 2021, stock-based compensation expense within R&D totaled $0.2 million.

For the six months ended March 31, 2022, R&D expense increased by $1.1 million compared to the same period in the prior year, primarily driven by increased compensation and allocated facility costs. For the six months ended March 31, 2022 and 2021, R&D expenses were 12.2% and 11.2% as a percentage of revenue, respectively. For each of the six months ended March 31, 2022 and 2021, stock-based compensation expense within R&D totaled $0.4 million.

For the three months ended March 31, 2022 and 2021, Aerospace and Defense R&D expense was $4.0 million and $3.2 million, respectively. For the three months ended March 31, 2022 and 2021, Broadband R&D expense was $0.5 million and $0.6 million, respectively.

For the six months ended March 31, 2022 and 2021, Aerospace and Defense R&D expense was $8.2 million and $6.8 million, respectively. For the six months ended March 31, 2022 and 2021, Broadband R&D expense was $1.0 million and $1.2 million, respectively.

Severance

For the three and six months ended March 31, 2022, we incurred a severance charge of $20 thousand and $1.3 million, respectively. The majority of the $1.3 million is associated with the planned shutdown of manufacturing operations in Beijing, China.

(Gain) Loss on Sale of Assets

During the three months ended March 31, 2022 and 2021, we sold certain equipment and incurred a (gain) loss on sale of assets of $(0.8) million and $0.2 million, respectively. During the six months ended March 31, 2022 and 2021, we sold certain equipment and incurred a (gain) loss on sale of assets of $(0.6) million and $0.2 million, respectively. We have agreements to sell additional equipment and these assets are classified as assets held for sale. The remaining balance as of March 31, 2022 totaled $0.7 million.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure that executive management uses to assess performance and make decisions. For the three months ended March 31, 2022 and 2021, operating (loss) income was (7.1)% and 11.9% as a percentage of revenue, respectively. For the six months ended March 31, 2022 and 2021, operating income was 0.2% and 9.9% as a percentage of revenue, respectively.

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

Liquidity and Capital Resources

We continue to experience an accumulated deficit, but have managed our liquidity position through the sale of assets and cost reduction initiatives, as well as borrowings from our Credit Facility and capital markets transactions. As of March 31, 2022, cash and cash equivalents totaled $80.9 million and net working capital totaled $117.2 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations, including:

•We maintain a credit facility with Wells Fargo that provides us with a revolving credit line of up to $15.0 million that can be used as required for operations, subject to certain liquidity and availability requirements. The Credit Facility had $6.1 million available for borrowing as of March 31, 2022. See Note 8 - Credit Facility and Debt in the notes to the condensed consolidated financial statements for additional information regarding the Credit Facility.
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

Cash Flow

Operating Activities

	For the Six Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Net cash provided by operating activities	$11,535	$1,772	$9,763	551.0%

For the six months ended March 31, 2022, our operating activities provided cash of $11.5 million due to our net income of $0.2 million, positive adjustments for non-cash charges of $4.4 million, and improvements in our working capital components of $6.9 million. Non-cash charges primarily consisted of depreciation and amortization expense of $2.0 million and stock based compensation expense of $2.2 million.

For the six months ended March 31, 2021, our operating activities provided cash of $1.8 million, primarily due to our net income of $7.0 million, and positive adjustments for non-cash charges of $3.9 million offset by changes in our working capital components of $9.1 million. Non-cash charges primarily consisted of depreciation and amortization expense of $2.0 million and stock based compensation expense of $1.8 million.

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

Investing Activities

	For the Six Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Net cash used in investing activities	$(2,169)	$(559)	$(1,610)	(288.0)%

For the six months ended March 31, 2022, our investing activities used cash of $2.2 million due to capital-related expenditures.

For the six months ended March 31, 2021, our investing activities used cash of $0.6 million due to capital-related expenditures.

Financing Activities

	For the Six Months Ended March 31,
(in thousands, except percentages)	2022	2021	Change
Net cash (used in) provided by financing activities	$(127)	$33,486	$(33,613)	(100.4)%

For the six months ended March 31, 2022, our financing activities used cash for tax withholding paid on behalf of employees for stock-based awards offset by proceeds from the exercise of equity awards.

For the six months ended March 31, 2021, our financing activities provided cash of $33.5 million due to proceeds from issuance of common stock, net of issuance costs of $33.1 million and proceeds from employee stock purchase plan and equity awards of $0.4 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There were no material changes to our quantitative and qualitative disclosures about market risks during the second quarter of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risks included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2021 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.5
Asset Purchase Agreement, dated as of August 9, 2021 by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

2.6
Sale Agreement, dated as of February 14, 2022 by and among EMCORE Corporation., Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022).

2.7
First Amendment to Sale Agreement, dated as of March 1, 2022 by and among EMCORE Corporation., Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.8
Second Amendment to Sale Agreement, dated as of March 31, 2022 by and among EMCORE Corporation., Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.9
Third Amendment to Sale Agreement, dated as of April 29, 2022 by and among EMCORE Corporation., Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

10.1**	Amendment to Manufacturing Supply Agreement, dated as of February 25, 2022 by and among by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited.
10.2†
Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, as amended and restated on November 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on March 17, 2022).

10.3†**	Form of Performance-Based Restricted Stock Unit Award (for executive officers and non-executive employees) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan.
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
_______________________________________

† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 5, 2022	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)