Form 10-Q
period 2022-06-30
EMCORE CORP
filed 2022-08-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, the number of shares outstanding of our no par value common stock totaled 37,549,905.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2022

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes, and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

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
•acquisition-related risks, including that (a) revenue and net operating results obtained from the Systron Donner Inertial, Inc. (“SDI”) business, the L3Harris Space and Navigation (“S&N”) business, or the Inertial Navigation business line acquired from KVH Industries, Inc. (the "KVH IN Business") may not meet our expectations, (b) the costs and cash expenditures for integration of the S&N business operations or the KVH IN Business may be higher than expected, (c) there could be losses and liabilities arising from the acquisition of SDI, S&N, or the KVH IN Business that we will not be able to recover from any source, (d) we may not recognize the anticipated synergies from the acquisition of SDI, S&N, or the KVH IN Business, and (e) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition, the S&N acquisition, and the KVH IN Business acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;
•risks related to our ability to obtain capital;
•risks related to the transition of certain of our manufacturing operations from our Beijing facility to a contract manufacturer’s facility;
•risks and uncertainties related to manufacturing and production capacity and expansion plans related thereto; and
•other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as such risk factors may be amended, supplemented, or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I. Financial Information

ITEM 1. Financial Statements
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and nine months ended June 30, 2022 and 2021
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$23,675	$42,658	$98,561	$114,490
Cost of revenue	19,777	25,433	69,849	70,059
Gross profit	3,898	17,225	28,712	44,431
Operating expense:
Selling, general, and administrative	7,800	6,081	22,550	17,941
Research and development	4,513	4,500	13,675	12,567
Severance	—	—	1,318	—
(Gain) loss on sale of assets	(1,318)	250	(1,919)	439
Total operating expense	10,995	10,831	35,624	30,947
Operating (loss) income	(7,097)	6,394	(6,912)	13,484
Other (expense) income:
Gain on extinguishment of debt	—	6,561	—	6,561
Interest income (expense), net	9	579	(14)	481
Foreign exchange (loss) gain	(185)	87	(160)	256
Pension expense	(349)	—	(349)	—
Total other (expense) income	(525)	7,227	(523)	7,298
(Loss) income before income tax expense	(7,622)	13,621	(7,435)	20,782
Income tax expense	(27)	(6)	(25)	(214)
Net (loss) income	$(7,649)	$13,615	$(7,460)	$20,568
Foreign exchange translation adjustment	69	(5)	91	(26)
Comprehensive (loss) income	$(7,580)	$13,610	$(7,369)	$20,542
Per share data
Net (loss) income per basic share	$(0.20)	$0.37	$(0.20)	$0.62
Weighted-average number of basic shares outstanding	37,425	36,768	37,197	33,069
Net (loss) income per diluted share	$(0.20)	$0.35	$(0.20)	$0.59
Weighted-average number of diluted shares outstanding	37,425	38,893	37,197	34,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2022 and September 30, 2021
(in thousands)
(unaudited)

	As of
	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$74,609	$71,621
Restricted cash	520	61
Accounts receivable, net of credit loss of $267 and $260, respectively	24,287	31,849
Contract assets	7,439	361
Inventory	29,206	32,309
Prepaid expenses and other current assets	6,471	6,877
Assets held for sale	480	1,241
Total current assets	143,012	144,319
Property, plant, and equipment, net	26,079	22,544
Goodwill	354	69
Operating lease right-of-use assets	20,938	13,489
Other intangible assets, net	1,548	167
Other non-current assets	1,592	225
Total assets	$193,523	$180,813
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,335	$16,686
Accrued expenses and other current liabilities	11,651	9,568
Contract liabilities	9,042	368
Operating lease liabilities - current	2,156	1,198
Total current liabilities	36,184	27,820
Operating lease liabilities - non-current	19,240	12,684
Asset retirement obligations	4,516	2,049
Other long-term liabilities	9	794
Total liabilities	59,949	43,347
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 44,449 shares issued and 37,543 shares outstanding as of June 30, 2022; 43,890 shares issued and 36,984 shares outstanding as of September 30, 2021	785,743	782,266
Treasury stock at cost; 6,906 shares as of June 30, 2022 and September 30, 2021	(47,721)	(47,721)
Accumulated other comprehensive income	778	687
Accumulated deficit	(605,226)	(597,766)
Total shareholders’ equity	133,574	137,466
Total liabilities and shareholders’ equity	$193,523	$180,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
For the three and nine months ended June 30, 2022 and 2021
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock
Balance, beginning of period	37,395	36,775	36,984	29,551
Stock-based compensation	148	101	553	534
Stock option exercises	—	5	6	15
Issuance of common stock - ESPP	—	—	—	126
Sale of common stock	—	—	—	6,655
Balance, end of period	37,543	36,881	37,543	36,881
Value of common stock
Balance, beginning of period	$784,371	$779,681	$782,266	$744,361
Stock-based compensation	1,523	1,176	3,755	3,010
Stock option exercises	—	31	29	77
Tax withholding paid on behalf of employees for stock-based awards	(151)	(112)	(307)	(195)
Issuance of common stock - ESPP	—	—	—	382
Sale of common stock, net of offering costs	—	—	—	33,141
Balance, end of period	785,743	780,776	785,743	780,776
Treasury stock, beginning and ending of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	709	897	687	918
Translation adjustment	69	(5)	91	(26)
Balance, end of period	778	892	778	892
Accumulated deficit
Balance, beginning of period	(597,577)	(616,456)	(597,766)	(623,409)
Net (loss) income	(7,649)	13,615	(7,460)	20,568
Balance, end of period	(605,226)	(602,841)	(605,226)	(602,841)
Total shareholders’ equity	$133,574	$131,106	$133,574	$131,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2022 and 2021
(in thousands)
(unaudited)

	For the Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,460)	$20,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,292	3,053
Stock-based compensation expense	3,755	3,010
Provision adjustments related to credit loss	187	(35)
Provision adjustments related to product warranty	174	313
(Gain) loss on disposal of property, plant, and equipment	(1,919)	439
Other	299	(396)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	7,306	(4,827)
Inventory	3,380	(7,395)
Other assets	(5,263)	(345)
Accounts payable	(4,706)	1,423
Accrued expenses and other current liabilities	6,941	(9,116)
Contract liabilities	2,650	(124)
Operating lease liabilities - current	(487)	161
Net cash provided by operating activities	8,149	6,729
Cash flows from investing activities:
Purchase of equipment	(4,743)	(3,004)
Proceeds from disposal of property, plant, and equipment	2,820	582
Acquisition of business	(2,439)	—
Net cash used in investing activities	(4,362)	(2,422)
Cash flows from financing activities:
Proceeds from employee stock purchase plan and equity awards	29	451
Proceeds from sale of common stock	—	35,937
Issuance cost associated with sale of common stock	—	(2,796)
Taxes paid related to net share settlement of equity awards	(307)	(195)
Net cash (used in) provided by financing activities	(278)	33,397
Effect of exchange rate changes provided by foreign currency	(62)	55
Net increase in cash, cash equivalents, and restricted cash	3,447	37,759
Cash, cash equivalents, and restricted cash at beginning of period	71,682	30,538
Cash, cash equivalents, and restricted cash at end of period	$75,129	$68,297
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$40	$46
Cash paid during the period for income taxes	$547	$547
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(76)	$1,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements

NOTE 1. Description of Business

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) is a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of lasers and optical subsystems for use in the broadband industry. We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of Cable TV (“CATV”) directly on fiber, and today are a leading provider of advanced products that enable communications systems and service providers to meet growing demand for increased bandwidth and connectivity. The technology at the heart of our broadband communications products is shared with our fiber optic gyroscope (“FOG”) and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. With the acquisitions of (a) Systron Donner Inertial, Inc. (“SDI”), a navigation systems provider with a scalable, chip-based platform for higher volume gyro applications utilizing quartz micro-electromechanical system (“QMEMS”) technology, in June 2019, and (b) the L3Harris Space and Navigation (“S&N”) business in April 2022, we further expanded our portfolio of gyros and inertial sensors with SDI’s QMEMS gyro and accelerometer technology and S&N's FOG and ring laser gyro (“RLG”) technology. We have fully vertically-integrated manufacturing capability through our indium phosphide (“InP”) compound semiconductor wafer fabrication facility at our headquarters in Alhambra, CA and through our QMEMS processing and sensor manufacturing facility in Concord, CA and our FOG and RLG manufacturing facility in Budd Lake, NJ. These facilities support our vertically-integrated manufacturing strategy for QMEMS, FOG, and RLG products for navigation systems, and, with respect to our Alhambra, CA facility, for our chip, laser, transmitter, and receiver products for broadband applications. With both analog and digital circuits on multiple chips, or even a single chip, the value of Mixed-Signal device solutions is often substantially greater than traditional digital applications and requires a specialized expertise held by us which is unique in the optics industry.

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments, which are all normal recurring adjustments, that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2021 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Significant Accounting Policies and Estimates

Pension Plan

With the acquisition of S&N, we acquired the assets and assumed the liabilities associated with a pension plan, now named the Emcore Space & Navigation Corporation Pension Plan (the “Pension Plan”), which is a defined benefit pension plan providing postretirement benefits to certain employees. Subsequent to quarter end, as of July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants.

The investments in the Pension Plan are measured at fair value using quoted market prices or the net asset value per share as a practical expedient. The projected benefit obligations associated with the Pension Plan are determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term.

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

Recent Accounting Pronouncements

We recently adopted the following accounting standards, which had the following impacts on our condensed consolidated financial statements:

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard was effective for our fiscal year beginning October 1, 2021. The adoption of this new standard did not have a material impact on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU required an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contract. The ASU is effective for the Company for our annual and interim periods beginning October 1, 2023. We early adopted this standard effective with our fiscal year beginning October 1, 2021. The early adoption of this new standard did not have a material impact on the condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB and do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures.

NOTE 3. Acquisition

On April 29, 2022, we completed the acquisition of the L3Harris Technologies, Inc. (“L3H”) Space and Navigation business (“S&N”) for a total purchase price of approximately $5.0 million in cash, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments, resulting in a cash payment at closing of the acquisition of approximately $2.4 million. Following the closing, we began integrating S&N into our Aerospace and Defense reportable segment and have included the financial results of S&N in our condensed consolidated financial statements beginning on the acquisition date. Revenue and net loss of S&N from the acquisition date of $4.3 million and $0.7 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended June 30, 2022.

Preliminary Purchase Price Allocation

The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Due to the fact that the acquisition occurred in the current interim period, the Company's fair value estimates for the purchase price allocation are preliminary. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the acquisition date. The preliminary estimates that are not yet finalized relate to identifiable intangible assets and asset retirement obligations. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill.

The table below represents the preliminary purchase price allocation to the assets acquired and liabilities assumed of S&N based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$803
Inventory	370
Contract assets	6,206
Operating lease right-of-use assets	1,529
Property, plant, and equipment	1,996
Net pension benefit assets	1,727
Intangible assets acquired	1,460
Goodwill	285
Liabilities assumed:
Accounts payable and accrued expenses	(1,848)
Contract liabilities	(6,024)
Operating lease liabilities	(1,565)
Asset retirement obligations	(2,500)
Total purchase consideration	$2,439

For the three and nine months ended June 30, 2022, the Company incurred transaction costs of approximately $0.3 million and $0.8 million, respectively, in connection with the S&N acquisition, which were expensed as incurred and included in selling, general and administrative expenses within the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

NOTE 4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	As of
(in thousands)	June 30, 2022	September 30, 2021
Cash	$19,482	$16,547
Cash equivalents	55,127	55,074
Restricted cash	520	61
Total cash, cash equivalents, and restricted cash	$75,129	$71,682

The balance of restricted cash as of June 30, 2022 increased from September 30, 2021 due to an additional reserve related to our workers' compensation insurance policy. A reserve was taken as of June 30, 2022 in lieu of a corresponding letter of credit that was previously in place under our Credit and Security Agreement with Wells Fargo Bank, N.A., which terminated in May 2022 pursuant to its terms.

NOTE 5. Accounts Receivable, net

The components of accounts receivable consisted of the following:

	As of
(in thousands)	June 30, 2022	September 30, 2021
Accounts receivable, gross	$24,554	$32,109
Allowance for credit loss	(267)	(260)
Accounts receivable, net	$24,287	$31,849

NOTE 6. Inventory

The components of inventory consisted of the following:

	As of
(in thousands)	June 30, 2022	September 30, 2021
Raw materials	$15,217	$16,146
Work in-process	10,716	11,410
Finished goods	3,273	4,753
Inventory	$29,206	$32,309

NOTE 7. Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of
(in thousands)	June 30, 2022	September 30, 2021
Equipment	$42,932	$37,985
Furniture and fixtures	1,380	1,125
Computer hardware and software	3,589	3,575
Leasehold improvements	7,186	6,663
Construction in progress	8,956	9,247
Property, plant, and equipment, gross	$64,043	$58,595
Accumulated depreciation	(37,964)	(36,051)
Property, plant, and equipment, net	$26,079	$22,544

During the fiscal year ended September 30, 2020, the Company entered into agreements to sell equipment and these assets were reclassified to assets held for sale. The balance as of June 30, 2022 and September 30, 2021 was $0.5 million and $1.2 million, respectively. The balance of assets held for sale will be sold in the quarter ending September 30, 2022. During the three months ended June 30, 2022 and 2021, the Company sold certain equipment and recognized a (gain) loss on sale of assets of $(1.3) million and $0.3 million, respectively. During the nine months ended June 30, 2022 and 2021, the Company sold certain equipment and recognized a (gain) loss on sale of assets of $(1.9) million and $0.4 million, respectively.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of June 30, 2022 and September 30, 2021, 93% and 96%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in Thailand. The increase in long-lived assets in Thailand was a result of consigning additional equipment in CIP for production purposes for use predominantly in the CATV Lasers and Transmitters product line.

NOTE 8. Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. Subsequent to quarter end, as of July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We make contributions to the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the period from April 29, 2022 to June 30, 2022 and do not anticipate making any contributions for the remainder of 2022.

The weighted average discount rate used to determine the projected benefit obligation of the Pension Plan as of the date of the S&N acquisition on April 29, 2022 was 4.40%. The weighted average discount rate used to determine interest cost related to the Pension Plan for the period from April 29, 2022 to June 30, 2022 was 4.40%.

The components of the pension expense are as follows:

(in thousands)	For the Three and Nine Months Ended June 30, 2022
Interest cost	$60
Loss on Pension Plan assets	349
Total pension expense	$409
Total pension expense is included as a component of other (expense) income on the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended June 30, 2022.

The net pension asset assumed with the S&N acquisition is as follows:

As of
(in thousands)	June 30, 2022
Benefit obligation	$8,203
Fair value of Pension Plan assets	9,581
Net pension asset	$1,378

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of June 30, 2022. As of June 30, 2022 the Pension Plan assets consist of cash and cash equivalents.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. During each of the three months ended June 30, 2022 and 2021, our matching contribution was $0.2 million in cash, respectively. During each of the nine months ended June 30, 2022 and 2021, our matching contribution was $0.8 million in cash, respectively.

NOTE 9. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of
(in thousands)	June 30, 2022	September 30, 2021
Compensation	$6,783	$7,192
Warranty	1,381	1,125
Legal expenses and other professional fees	202	152
Income and other taxes	—	104
Severance and restructuring accruals	525	—
Litigation settlement	575	70
Other	2,185	925
Accrued expenses and other current liabilities	$11,651	$9,568

NOTE 10. Income and Other Taxes

During the three months ended June 30, 2022 and 2021, the Company recorded an income tax expense of $27,000 and $6,000, respectively. Income tax expense during the three months ended June 30, 2022 is composed primarily of Texas gross margin taxes. Income tax expense during the three months ended June 30, 2021 is composed primarily of state tax expense which is driven by the State of California's temporary suspension of net operating loss ("NOL") utilization.

During the nine months ended June 30, 2022 and 2021, the Company recorded an income tax expense of $25,000 and $214,000, respectively. Income tax expense for the nine months ended June 30, 2022 is composed primarily of Texas gross margin taxes. Income tax expense for the nine months ended June 30, 2021 is composed primarily of state tax expense which is driven by the State of California's temporary suspension of NOL utilization.

For the three months ended June 30, 2022 and 2021 the effective tax rate on continuing operations was 0.4% and 0.0%, respectively. For the nine months ended June 30, 2022 and 2021 the effective tax rate on continuing operations was 0.3% and 1.0%, respectively. The tax rate for the three and nine months ended June 30, 2022 is primarily driven by Texas gross margin taxes.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 30, 2022 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of June 30, 2022, except for the tax amortization of indefinitely lived goodwill, which cannot be utilized to reduce deferred tax assets. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of June 30, 2022 and September 30, 2021, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three and nine months ended June 30, 2022, there were no material increases or decreases in unrecognized tax benefits.

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

Resilience Litigation

In February 2021, Resilience Capital (“Resilience”) filed a complaint against us with the Delaware Chancery Court containing claims arising from the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and the Buyer, pursuant to which SDI leased from the Buyer the

Concord Real Property for a 15 year term. The Resilience complaint seeks, among other items, (a) a declaration that the Concord Property Sale included a non-cash component, (b) a decree requiring us and Resilience to follow the appraisal requirements set forth in that certain Purchase and Sale Agreement (the "SDI Purchase Agreement"), dated as of June 7, 2019, by and among the Company, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc., (c) recovery of Resilience’s costs and expenses, and (d) pre- and post-judgment interest.
In April 2021, we filed with the Delaware Chancery Court our answer to the Resilience complaint and counterclaims against Resilience, in which we are seeking, among other items, (a) dismissal of the Resilience complaint and/or granting of judgment in favor of EMCORE with respect to the Resilience complaint, (b) entering final judgment against Resilience awarding damages to us for Resilience’s fraud and breaches of the SDI Purchase Agreement in an amount to be proven at trial and not less than $1,565,000, (c) a judicial determination of the respective rights and duties of us and Resilience under the SDI Purchase Agreement, (d) an award to us of costs and expenses, and (e) pre- and post-judgment interest. We believe that the claims made by Resilience in its complaint are without merit and we intend to vigorously defend ourselves against them.

NOTE 12. Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”: (a) the 2010 Equity Incentive Plan, (b) the 2012 Equity Incentive Plan, and (c) the 2019 Equity Incentive Plan.

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

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Employee stock options	$—	$1	$—	$3
RSUs and RSAs	692	573	1,795	1,505
PSUs and PRSAs	708	403	1,602	989
ESPP	—	85	—	258
Outside director equity awards and fees in common stock	123	114	358	255
Total stock-based compensation expense	$1,523	$1,176	$3,755	$3,010

The following table sets forth stock-based compensation expense by expense type:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$275	$220	$604	$564
Selling, general, and administrative	1,001	752	2,537	1,830
Research and development	247	204	614	616
Total stock-based compensation expense	$1,523	$1,176	$3,755	$3,010

(Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net (loss) income	$(7,649)	$13,615	$(7,460)	$20,568
Denominator
Weighted average number of shares outstanding - basic	37,425	36,768	37,197	33,069
Effect of dilutive securities
Stock options	—	10	—	5
PSUs, RSUs, and restricted stock	—	2,115	—	1,703
Weighted average number of shares outstanding - diluted	37,425	38,893	37,197	34,777
Earnings per share - basic	$(0.20)	$0.37	$(0.20)	$0.62
Earnings per share - diluted	$(0.20)	$0.35	$(0.20)	$0.59
Weighted average antidilutive options, unvested restricted RSUs and RSAs, unvested PSUs and ESPP shares excluded from the computation	3,163	2,138	1,315	1,947

Basic earnings per share ("EPS") is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units ("RSUs") and restricted stock awards ("RSAs"), performance stock units ("PSUs"), stock options, and shares issuable under the employee stock purchase plan ("ESPP") as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the three and nine months ended June 30, 2022 due to the Company incurring a net loss for such periods.

Future Issuances

Common stock reserved for future issuances was as follows:

As of
June 30, 2022
Exercise of outstanding stock options	13,884
Unvested RSUs and RSAs	2,587,302
Unvested PSUs and PRSAs (at 200% maximum payout)	3,618,106
Issuance of stock-based awards under the Equity Plans	341,304
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,649,337

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

(in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue
Aerospace and Defense	$13,416	$12,327	$32,322	$39,097
Broadband	10,259	30,331	66,239	75,393
Total revenue	$23,675	$42,658	$98,561	$114,490
Segment profit
Aerospace and Defense gross profit	$1,551	$3,872	$4,468	$11,747
Aerospace and Defense research and development expense	3,834	3,598	12,037	10,441
Aerospace and Defense segment profit	$(2,283)	$274	$(7,569)	$1,306
Broadband gross profit	$2,347	$13,353	$24,244	$32,684
Broadband research and development expense	679	902	1,638	2,126
Broadband segment profit	$1,668	$12,451	$22,606	$30,558
Total segment profit	$(615)	$12,725	$15,037	$31,864
Unallocated expense (income)
Selling, general, and administrative	$7,800	$6,081	$22,550	$17,941
Severance	—	—	1,318	—
(Gain) loss on sale of assets	(1,318)	250	(1,919)	439
Gain on extinguishment of debt	—	(6,561)	—	(6,561)
Interest (income) expense, net	(9)	(579)	14	(481)
Foreign exchange loss (gain)	185	(87)	160	(256)
Pension expense	349	—	349	—
Total unallocated expense (income)	$7,007	$(896)	$22,472	$11,082
(Loss) income before income tax expense	$(7,622)	$13,621	$(7,435)	$20,782
Product Categories

Revenue is classified by major product category as presented below:

	For the Three Months Ended June 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Aerospace and Defense
Navigation and Inertial Sensing	$9,891	42%	$9,280	22%
Defense Optoelectronics	3,525	15	3,047	7
Broadband
CATV Lasers and Transmitters	7,006	29	27,364	64
Chip Devices	1,353	6	819	2
Other Optical Products	1,900	8	2,148	5
Total revenue	$23,675	100%	$42,658	100%

	For the Nine Months Ended June 30,
(in thousands)	2022	% of Revenue	2021	% of Revenue
Aerospace and Defense
Navigation and Inertial Sensing	$25,651	26%	$27,475	24%
Defense Optoelectronics	6,671	7	11,622	10
Broadband
CATV Lasers and Transmitters	56,449	57	65,799	58
Chip Devices	3,534	4	2,403	2
Other Optical Products	6,256	6	7,191	6
Total revenue	$98,561	100%	$114,490	100%

Geographical Concentration

The following table sets forth revenue by geographic area based on our customers’ billing addresses:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States and Canada	$19,043	$37,705	$86,751	$100,157
Asia	1,684	2,305	6,498	9,475
Europe	2,243	1,603	3,999	2,817
Other	705	1,045	1,313	2,041
Total revenue	$23,675	$42,658	$98,561	$114,490

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from two significant customers represented an aggregate of 37% and 62% of our consolidated revenue for the three months ended June 30, 2022 and 2021, respectively. Revenue from two significant customers represented an aggregate of 54% of our consolidated revenue for the nine months ended June 30, 2022. Revenue from three significant customers represented an aggregate of 70% of our consolidated revenue for the nine months ended June 30, 2021. The percentage from significant customers decreased due to lower CATV revenue from our Broadband segment.

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

NOTE 14. Subsequent Event

Purchase Agreement

On August 9, 2022, EMCORE Corporation (“EMCORE”) entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among EMCORE, Delta Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of EMCORE (“EMCORE Sub”), and KVH Industries, Inc., a Delaware corporation (“Seller”), pursuant to which Seller agreed to sell the assets (the “Purchased Assets”) primarily related to its Inertial Navigation segment (the “Business”), including Seller's property interests in its Tinley Park facility, to EMCORE (the “Transaction”). The signing and closing of the Transaction occurred simultaneously.

Under the terms of the Purchase Agreement, EMCORE paid approximately $55.0 million in cash for the Purchased Assets (the “Purchase Price”), subject to certain working capital adjustments. The Transaction also involved EMCORE’s assumption of specified liabilities, generally including the liabilities primarily related to the Business. At the closing, $1.0 million of the Purchase Price (the “Holdback Amount”) was held back by EMCORE as security for certain post-closing obligations of Seller. The Holdback Amount will be released over time, if at all, upon satisfaction by Seller of certain of its post-closing obligations. In connection with the Transaction, the parties entered into a transition services agreement pursuant to which Seller will provide certain migration and transition services to facilitate an orderly transaction of the operation of the Business to EMCORE in the twelve month period following consummation of the Transaction.

The Purchase Agreement contains certain representations, warranties, covenants, and indemnification provisions, including for breaches of covenants and for losses resulting from Seller liabilities specifically excluded from the Transaction. In connection with its entry into the Purchase Agreement, EMCORE obtained a customary representations and warranties insurance policy as recourse for certain losses arising out of breaches of representations and warranties of Seller set forth in the Purchase Agreement. The representations and warranties insurance policy is subject to certain policy limits, exclusions, deductibles, and other terms and conditions.

Seller has agreed that, for the period commencing on the date of closing until the five-year anniversary thereof, neither Seller nor any of its affiliates will, directly or indirectly, compete with the business related to the development, engineering, manufacturing, marketing, distribution or sale of navigation sensors and systems or inertial sensors and systems for defense or commercial applications (including self-driving vehicles), as operated by Seller as of immediately prior to the closing, subject to certain limitations. Seller has also agreed that, for a period of 24 months after the closing, neither Seller nor any of its affiliates will, directly or indirectly, solicit to employ or employ any employee of EMCORE or any employee transferred to EMCORE as part of the Transaction.

In consideration of the recency of the completion of the purchase, we have not completed the initial accounting for the business combination and have not evaluated stand-alone acquiree revenue and earnings in the pre-acquisition period for supplemental pro-forma presentation and, accordingly have not included disclosure related to such items.

New ABL Credit Agreement

On August 9, 2022, EMCORE and EMCORE Space & Navigation Corporation (the “Borrowers”) entered into that certain Credit Agreement, dated as of August 9, 2022 (the “Credit Agreement”), among the Borrowers, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (the “Agent”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $6.0 million. The making of the loans under the Credit Agreement is subject to the satisfaction of certain conditions precedent, including, among other things, the execution and delivery of a pledge and security agreement, pursuant to which the obligations under the Credit Agreement will be secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors. Although no subsidiaries of EMCORE are currently required to guarantee the Borrowers’ obligations under the Credit Agreement, EMCORE Sub may be required to become a borrower or a guarantor under the Credit Agreement under certain circumstances as determined by the Agent in its sole discretion, and domestic subsidiaries of EMCORE that are formed or acquired after the closing under the Credit Agreement will be required to become guarantors under the Credit Agreement.

The proceeds of the loans made on the closing date under the Credit Agreement may be used (a) to finance the Transaction and pay fees, costs and expenses in connection therewith, (b) to pay fees, costs and expenses in connection with the financing, and (c) for general corporate purposes.

Borrowings under the Credit Agreement will mature on August 8, 2025, and will bear interest, at a rate per annum equal to term SOFR plus a margin of 3.75% in the case of revolving loans and term SOFR plus a margin of 5.50% in the case of term loans. In addition, the Borrowers will be responsible for the Agent’s annual collateral monitoring fees as well as the lenders’ fees and expenses, including a closing fee of 1.0% of the aggregate principal amount of the commitments as of the closing with respect to revolving loans and 1.50% of the aggregate principal amount of the commitments as of the closing with respect to term loans. The Borrowers may also be required to pay an unused line fee of 0.50% in respect of the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

The Credit Agreement contains representations and warranties, reporting and other affirmative covenants, and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default or excess availability under the Credit Agreement being less than the greater of $5.0 million and 15% of the revolving commitments until such time as no event of default shall be continuing and excess availability under the Credit Agreement shall be at least the greater of $5.0 million and 15% of the revolving commitments for a period of 60 consecutive days, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00.

The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity.

At the closing under the Credit Agreement, the Borrowers borrowed revolving loans in an aggregate principal amount of $14.3 million and term loans in an aggregate principal amount equal to the entire term loan commitment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements preceding Item 1 of this Quarterly Report.

Business Overview

EMCORE Corporation is a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of lasers and optical subsystems for use in the CATV industry.

We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today are a leading provider of advanced mixed-signal products serving the aerospace and defense and broadband communications markets. The mixed-signal technology at the heart of our broadband communications products is shared with our FOG and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. We have fully vertically-integrated manufacturing capability at our manufacturing facilities in Alhambra, CA, Budd Lake, NJ, and Concord, CA. These facilities support our vertically-integrated manufacturing strategy for QMEMS, FOG, and RLG products for navigation systems, and, with respect to our Alhambra, CA facility, for our chip, laser, transmitter, and receiver products for broadband applications.

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

COVID-19 and Economic Conditions

We are subject to ongoing risks and uncertainties as a result of the COVID-19 pandemic. The full extent of the COVID-19 impact on operational and financial performance is highly uncertain, out of our control, and cannot be predicted. Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply, and labor shortages. For example, during the three months ended June 30, 2022, unexpected delays and cancellations of key component deliveries required us to source critical components from alternative sources on short schedules and at increased prices, and a COVID-19 outbreak at the Company's Concord facility resulted in production delays. These and other actions resulting from the effects of COVID-19 may continue in the future and cause additional challenges to and disruptions of our business, inventory levels, operating results, and cash flows. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenue, and cash flows.

In addition, the instability of global economic conditions and inflationary risks are adding to the uncertainty of our business. These adverse conditions could result in longer sales cycles, increased costs to manufacture our products and increased price competition. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations, and overall financial performance.

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

On August 9, 2021, we entered into an Asset Purchase Agreement (the “Fastrain Asset Purchase Agreement”) with each of Shenzhen Fastrain Technology Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Fastrain”), and Hong Kong Fastrain Company Limited, a limited liability company incorporated in Hong Kong (“HK Fastrain”, and together with Shenzhen Fastrain, collectively, “Fastrain”), pursuant to which, among other items, Fastrain agreed to purchase all of the Equipment subject to the Hytera Asset Purchase Agreement, along with certain other equipment owned by us, for an aggregate price of $6.2 million, all of which had been paid to us as of June 30, 2022.

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility or facilities located in Thailand or Malaysia and for an initial term ending on December 31, 2025, the CATV Laser and Transmitter products set forth in the Fastrain Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24 month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds. No such shortfall penalties had accrued or become payable as of the quarter ended June 30, 2022.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.5	59.6	70.9	61.2
Gross profit	16.5	40.4	29.1	38.8
Operating expense:
Selling, general, and administrative	32.9	14.3	22.8	15.6
Research and development	19.1	10.5	13.9	11.0
Severance	—	—	1.3	—
(Gain) loss on sale of assets	(5.6)	0.6	(1.9)	0.4
Total operating expense	46.4	25.4	36.1	27.0
Operating (loss) income	(30.0)%	15.0%	(7.0)%	11.8%

Comparison of Results of Operations

	For the Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Revenue	$23,675	$42,658	$(18,983)	(44.5)%
Cost of revenue	19,777	25,433	(5,656)	(22.2)
Gross profit	3,898	17,225	(13,327)	(77.4)
Operating expense:
Selling, general, and administrative	7,800	6,081	1,719	28.3
Research and development	4,513	4,500	13	0.3
(Gain) loss on sale of assets	(1,318)	250	(1,568)	(627.2)
Total operating expense	10,995	10,831	164	1.5
Operating (loss) income	$(7,097)	$6,394	$(13,491)	(211.0)%

	For the Nine Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Revenue	$98,561	$114,490	$(15,929)	(13.9)%
Cost of revenue	69,849	70,059	(210)	(0.3)
Gross profit	28,712	44,431	(15,719)	(35.4)
Operating expense:
Selling, general, and administrative	22,550	17,941	4,609	25.7
Research and development	13,675	12,567	1,108	8.8
Severance	1,318	—	1,318	100.0
(Gain) loss on sale of assets	(1,919)	439	(2,358)	(537.1)
Total operating expense	35,624	30,947	4,677	15.1
Operating income	$(6,912)	$13,484	$(20,396)	(151.3)%

Revenue

	For the Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$13,416	$12,327	$1,089	8.8%
Broadband	10,259	30,331	(20,072)	(66.2)
Total revenue	$23,675	$42,658	$(18,983)	(44.5)%

	For the Nine Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$32,322	$39,097	$(6,775)	(17.3)%
Broadband	66,239	75,393	(9,154)	(12.1)
Total revenue	$98,561	$114,490	$(15,929)	(13.9)%

Aerospace and Defense

For the three months ended June 30, 2022, our Aerospace and Defense revenue increased $1.1 million, or 8.8%, compared to the same period in the prior year, primarily driven by the addition of the S&N business acquired from L3H and an increase in Defense Optoelectronics revenue partially offset by a decrease in sales of QMEMS and FOG.

For the nine months ended June 30, 2022, our Aerospace and Defense revenue decreased $6.8 million, or 17.3%, compared to the same period in the prior year, primarily due to a $5.0 million decrease in Defense Optoelectronics product line revenue primarily due to program delays and supply chain disruptions.

Broadband

For the three months ended June 30, 2022, our Broadband revenue decreased $20.1 million, or 66.2%, compared to the same period in the prior year, primarily due to a $20.4 million decrease in CATV Lasers and Transmitters revenue due to decreased customer demand, resulting from inventory build up in the channel, an impact from the COVID-19 pandemic.

For the nine months ended June 30, 2022, our Broadband revenue decreased $9.2 million, or 12.1%, compared to the same period in the prior year, primarily driven by a $9.4 million decrease in CATV Lasers and Transmitters revenue due to decreased customer demand, resulting from inventory build up in the channel, an impact from the COVID-19 pandemic.
.

Gross Profit

	For the Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$1,551	$3,872	$(2,321)	(59.9)%
Broadband	2,347	13,353	(11,006)	(82.4)
Total gross profit	$3,898	$17,225	$(13,327)	(77.4)%

	For the Nine Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$4,468	$11,747	$(7,279)	(62.0)%
Broadband	24,244	32,684	(8,440)	(25.8)
Total gross profit	$28,712	$44,431	$(15,719)	(35.4)%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, excess and obsolete inventory expense, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields, sales volumes, inventory, and specific product warranty charges, as well as the amount of our revenue relative to fixed manufacturing costs.

For the three months ended June 30, 2022 and 2021, consolidated gross margins were 16.5% and 40.4%, respectively. For the three months ended June 30, 2022 and 2021, stock-based compensation expense within cost of revenue totaled $0.3 million and $0.2 million, respectively.

For the nine months ended June 30, 2022 and 2021, consolidated gross margins were 29.1% and 38.8%, respectively. For each of the nine months ended June 30, 2022 and 2021, stock-based compensation expense within cost of revenue totaled $0.6 million.

Aerospace and Defense

For the three months ended June 30, 2022, Aerospace and Defense gross profit decreased $2.3 million, or 59.9%, compared to the same period in the prior year. For the three months ended June 30, 2022 and 2021, Aerospace and Defense gross margin was 11.6% and 31.4%, respectively. Gross profit and margin decreased primarily due to lower QMEMS revenue and lower absorption of fixed overhead.

For the nine months ended June 30, 2022, Aerospace and Defense gross profit decreased $7.3 million, or 62.0%, compared to the same period in the prior year. For the nine months ended June 30, 2022 and 2021, Aerospace and Defense gross margin was 13.8% and 30.0%, respectively. Gross profit and margin decreased primarily due to lower QMEMS, Defense Optoelectronics, and FOG revenue and under-absorption of related fixed overhead.

Broadband

For the three months ended June 30, 2022, Broadband gross profit decreased $11.0 million, or 82.4%, compared to the same period in the prior year. For the three months ended June 30, 2022 and 2021, Broadband gross margin was 22.9% and 44.0%, respectively. Gross profit and margin decreased due to lower revenue of $20.1 million, higher material costs, and under-absorption of fixed overhead at our Chinese manufacturing facility and at our Alhambra wafer facility.

For the nine months ended June 30, 2022, Broadband gross profit decreased $8.4 million, or 25.8%, compared to the same period in the prior year. For the nine months ended June 30, 2022 and 2021, Broadband gross margin was 36.6% and 43.4%, respectively. Gross profit and margin decreased due to lower revenue, higher material costs and under-absorption of fixed overhead costs.

Selling, General and Administrative

Selling, general, and administrative ("SG&A") consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

For the three months ended June 30, 2022, SG&A expense increased by $1.7 million compared to the same period in the prior year, primarily driven by higher compensation, professional fees including acquisition related expenses, and travel expenses. For the three months ended June 30, 2022 and 2021, SG&A expenses were 32.9% and 14.3% as a percentage of revenue, respectively. For the three months ended June 30, 2022 and 2021, stock-based compensation expense within SG&A totaled $1.0 million and $0.8 million, respectively.

For the nine months ended June 30, 2022, SG&A expense increased by $4.6 million compared to the same period in the prior year, primarily driven by higher compensation, professional fees including acquisition related expenses, and travel expenses. For the nine months ended June 30, 2022 and 2021, SG&A expenses were 22.8% and 15.6% as a percentage of revenue, respectively. For the nine months ended June 30, 2022 and 2021, stock-based compensation expense within SG&A totaled $2.5 million and $1.8 million, respectively.

Research and Development

Research and development ("R&D") consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense and other overhead expenses, as they relate to the design, development, and testing of our products. R&D costs are expensed as incurred. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

For the three months ended June 30, 2022, R&D expense stayed flat compared to the same period in the prior year. For the three months ended June 30, 2022 and 2021, R&D expenses were 19.1% and 10.5% as a percentage of revenue, respectively. For each of the three months ended June 30, 2022 and 2021, stock-based compensation expense within R&D totaled $0.2 million.

For the nine months ended June 30, 2022, R&D expense increased by $1.1 million compared to the same period in the prior year, primarily driven by increased compensation and allocated facility costs. For the nine months ended June 30, 2022 and 2021, R&D expenses were 13.9% and 11.0% as a percentage of revenue, respectively. For each of the nine months ended June 30, 2022 and 2021, stock-based compensation expense within R&D totaled $0.6 million.

For the three months ended June 30, 2022 and 2021, Aerospace and Defense R&D expense was $3.8 million and $3.6 million, respectively. For the three months ended June 30, 2022 and 2021, Broadband R&D expense was $0.7 million and $0.9 million, respectively.

For the nine months ended June 30, 2022 and 2021, Aerospace and Defense R&D expense was $12.0 million and $10.4 million, respectively. For the nine months ended June 30, 2022 and 2021, Broadband R&D expense was $1.6 million and $2.1 million, respectively.

Severance

For the nine months ended June 30, 2022, we incurred a severance charge of $1.3 million, respectively. The majority of the $1.3 million is associated with the planned shutdown of manufacturing operations in Beijing, China.

(Gain) Loss on Sale of Assets

During the three months ended June 30, 2022 and 2021, we sold certain equipment and incurred a (gain) loss on sale of assets of $(1.3) million and $0.3 million, respectively. During the nine months ended June 30, 2022 and 2021, we sold certain equipment and incurred a (gain) loss on sale of assets of $(1.9) million and $0.4 million, respectively. We have agreements to sell additional equipment and these assets are classified as assets held for sale. The remaining balance as of June 30, 2022 totaled $0.5 million.

Operating (Loss) Income

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure that executive management uses to assess performance and make decisions. For the three months ended June 30, 2022 and 2021, operating (loss) income was (30.0)% and 15.0% as a percentage of revenue, respectively. For the nine months ended June 30, 2022 and 2021, operating (loss) income was (7.0)% and 11.8% as a percentage of revenue, respectively.

Gain on Extinguishment of Debt

During the three and nine months ended June 30, 2021, we recorded a gain on extinguishment of debt of $6.6 million related to the forgiveness in full of our PPP Loan, including accrued interest.

Interest Income (Expense), net

During the nine months ended June 30, 2021, interest income (expense), net totaled $0.5 million primarily driven by $0.6 million of reversed interest expense related to the release of the uncertain tax reserves.

Pension Expense

During the three and nine months ended June 30, 2022, pension expense totaled $0.3 million related to the change in value of the pension benefit plan assets during the period.

Order Backlog

Our product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. Historically, for our CATV Lasers and Transmitters product line, products have typically shipped within the same quarter in which a purchase order is received, and therefore order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period and may not be comparable to prior periods. In addition, demand for our CATV Lasers and Transmitters products has historically been cyclical and therefore future revenue trends for this product line are difficult to determine. With respect to our Aerospace and Defense product lines, revenue growth is dependent, to a significant extent, on customer program schedules.

Liquidity and Capital Resources

We continue to experience an accumulated deficit, but have managed our liquidity position through the sale of assets and cost reduction initiatives. As of June 30, 2022, cash and cash equivalents totaled $75.1 million and net working capital totaled $106.8 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

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

•On August 9, 2022, the Company entered into the Credit Agreement with Wingspire. See caption "New ABL Credit Agreement" under Note 14 - Subsequent Events.

We believe that our existing balances of cash and cash equivalents and cash flows from operations will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the issuance date of these financial statements.

Should we require more capital than what is generated by our operations, we could engage in additional sales or other monetization of certain fixed assets, additional cost reductions, or elect to raise capital in the U.S. through debt or additional equity issuances. These alternatives may not be available to us on reasonable terms, or at all, and could result in higher effective tax rates, increased interest expense, and/or dilution of earnings.

Cash Flow

Operating Activities

	For the Nine Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Net cash provided by operating activities	$8,149	$6,729	$1,420	21.1%

For the nine months ended June 30, 2022, our operating activities provided cash of $8.1 million. Improvements in our working capital components were partly offset by our net loss.

For the nine months ended June 30, 2021, our operating activities provided cash of $6.7 million, driven by our net income of $20.6 million, and positive adjustments for non-cash charges of $6.4 million offset by changes in our working capital components of $20.2 million. Non-cash charges primarily consisted of depreciation and amortization expense of $3.1 million and stock-based compensation expense of $3.0 million.

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

Investing Activities

	For the Nine Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Net cash used in investing activities	$(4,362)	$(2,422)	$(1,940)	(80.1)%

For the nine months ended June 30, 2022, our investing activities used cash of $4.4 million due to $1.9 million in capital-related expenditures, net and $2.4 million used in acquiring the S&N business.

For the nine months ended June 30, 2021, our investing activities used cash of $2.4 million due to capital-related expenditures.

Financing Activities

	For the Nine Months Ended June 30,
(in thousands, except percentages)	2022	2021	Change
Net cash (used in) provided by financing activities	$(278)	$33,397	$(33,675)	(100.8)%

For the nine months ended June 30, 2022, our financing activities used cash for tax withholding paid on behalf of employees for stock-based awards offset by proceeds from the exercise of equity awards.

For the nine months ended June 30, 2021, our financing activities provided cash of $33.4 million due to proceeds from issuance of common stock, net of issuance costs of $33.1 million and proceeds from employee stock purchase plan and equity awards of $0.5 million, offset by tax withholding paid on behalf of employees for stock-based awards of $0.2 million.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

There were no material changes to our quantitative and qualitative disclosures about market risks during the third quarter of fiscal 2022. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2021 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.Changes in Internal Control over Financial Reporting

As a result of the acquisition of S&N on April 29, 2022, our management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to S&N. Certain changes have been made and will continue to be made to our internal controls until management has completed its evaluation and integrated S&N’s information and accounting systems and processes. In reliance on interpretive guidance issued by the SEC staff permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date that the acquisition is completed, we have elected to exclude disclosure of changes in internal control over financial reporting related to S&N from this Quarterly Report on Form 10-Q.

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 11 - Commitments and Contingencies in the notes to condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

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

10.1†	EMCORE Corporation Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on June 15, 2022).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
_______________________________________

† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 9, 2022	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)