Form 10-K
period 2022-09-30
EMCORE CORP
filed 2022-12-28
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates as of March 31, 2022 (the last business day of the most recently completed second fiscal quarter) was approximately $136.2 million, based on the closing sale price of $3.70 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 10% or more of outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 9, 2022, the number of shares outstanding of no par value common stock totaled 37,603,331.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to the Definitive Proxy Statement for the Annual Meeting of Shareholders filed within 120 days of the fiscal year ended September 30, 2022 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of September 30, 2022.

EMCORE CORPORATION
FORM 10-K
FISCAL YEAR 2022

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as expected liquidity, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K as such risks and other factors may be amended, supplemented, or superseded from time to time by subsequent reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

•our small size results in volatility in our cash flow, results of operations, and growth prospects, and we could experience revenue fluctuations due to our dependence on a few products for our success;
•we are substantially dependent on revenues from a small number of customers and may experience fluctuations in the mix of products and customers in any period;
•we are subject to the cyclical nature of the markets in which we compete and any future downturn or decline in spending for optical communications networks may reduce demand for our products and revenue;
•we are subject to risks related to our acquisitions, including that (a) the revenues and net operating results obtained from the Inertial Navigation Systems business acquired from KVH Industries, Inc., the Space and Navigation business acquired from L3Harris Technologies, Inc., or any other acquired business may not meet our expectations, (b) the costs and cash expenditures for integration of these businesses' operations or any other acquired business may be higher than expected, (c) there could be losses and liabilities arising from the acquisitions of these businesses or any other acquired business that we will not be able to recover from any source, and (d) we may not realize sufficient scale from any acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives;
•we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders;
•our secured credit facility contains restrictions that may limit our ability to pursue business opportunities as well as covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of outstanding indebtedness and limit our ability to borrow additional funds;

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
•a failure to attract and retain managerial, technical, and other key personnel could reduce our revenue and operational effectiveness;
•our ability to achieve operational and material cost reductions and realize production efficiencies is critical to our ability to achieve long-term profitability;
•the failure of our CMs to timely deliver qualified products at reasonable prices could adversely affect our business;
•shifts in industry demand and inventories could result in significant inventory write-downs;
•any defects in our products may cause us to incur significant costs, divert management’s attention, or result in a loss of customers or product liability claims;
•our operations in China and significant international sales may expose us to risks inherent in doing business in these geographies;
•our business may be materially harmed if we fail to protect our intellectual property and other proprietary rights or are unable to successfully defend against claims of infringement of the rights of others;
•we could be subject to legal consequences if we fail to comply with the Modified Partial Award issued in connection with the proceedings commenced against us by Phoenix Navigation Components, LLC (“Phoenix”);
•a cyberattack or other failure or security breach of our information technology infrastructure, or the theft, loss or misuse of personal data, could adversely affect our business and operations;
•our costs of compliance, or failure to comply, with applicable state, federal, and international legal and regulatory requirements could increase our operating costs and adversely affect our business;
•our government contracts are subject to risks of budgetary constraints or spending reductions and may subject us to governmental audits, investigations, or other scrutiny that could adversely affect our business;
•we may undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers; and
•the effects of the COVID-19 pandemic and other potential future public health crises, epidemics, pandemics, or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results, and cash flows.

PART I.

ITEM 1. Business.

Organization

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1986 as a New Jersey corporation. We became publicly traded in 1997 and are listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. Our headquarters and principal executive offices are located in Alhambra, California. For specific information about products or the markets served please visit our website at https://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or a part of any other report or filing with the SEC.

Description of the Business

We are a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of chips, laser components, and optical subsystems for use in the Broadband and Cable TV (“CATV”) industries. We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today are a leading provider of advanced mixed-signal products serving the aerospace and defense and broadband communications markets. The mixed-signal technology, at the heart of our broadband communications products, is shared with our fiber optic gyroscopes (“FOGs”) and other inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology.

Over the last three years, EMCORE has expanded its scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022.

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our vertically-integrated manufacturing strategy for quartz, FOG, and Ring Laser Gyro (“RLG”) products for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. We design and manufacture industry-leading QMEMS, lithium niobate, and InP chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Our best-in-class components and systems support a broad array of applications including navigation and inertial sensing, defense optoelectronics, broadband communications, optical sensing, and specialty chips for telecom and data center applications.

We utilize metal organic chemical vapor deposition systems capable of processing a wide range of compound semiconductor-based materials. Operations include wafer fabrication, device design and production, fiber optic module, subsystem, and system design and manufacture, and Quartz MEMS (“QMEMS”) gyroscope, accelerometer, and inertial measurement units (“IMU”) and inertial navigation systems (“INS”) design and manufacture. Operations in our Broadband segment beyond wafer fabrication are already largely and increasingly manufactured with our electronics manufacturing service providers and other contract manufacturers (collectively, “CMs”). We are vertically integrated in the manufacture of FOGs, QMEMS gyroscopes, accelerometers, IMU and INS within our own facilities. Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing. Our CMs also maintain comprehensive quality assurance and delivery systems that are monitored for compliance. Our facilities have achieved and continue to maintain certification status for quality management systems. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Concord, CA and Budd Lake, NJ.

Principal Products and Markets

Our reporting segments are as follows: (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Inertial Navigation and (ii) Defense Optoelectronics. Broadband is comprised of three product lines: (i) CATV Optical Transmitters and Components, (ii) Data Center Chips, and (iii) Optical Sensing. Our Aerospace and Defense products primarily serve the navigation and defense optoelectronics markets. Our Broadband products primarily serve the CATV, optical sensing, telecom, and data center markets.

Aerospace and Defense

Inertial Navigation

Through our vertically-integrated infrastructure, we have adapted the same technologies, chip designs, and production assets applicable to our CATV products to our FOG products, which have broad application within the aerospace and defense markets for land, sea, air, and space navigation for lower volume, higher value added product. In the fiscal year ended September 30, 2022, we further expanded our Inertial Navigation product portfolio with the acquisitions of S&N and EMCORE Chicago.

FOG Products - Our FOG technologies have received multiple U.S. patents and have been qualified for several key military programs for applications including unmanned aerial systems, line-of-site stabilization, aviation, and aeronautics. All FOG products feature advanced optics with three components for simplified assembly and higher accuracy, lower noise, and greater efficiency. Our FOG products range from tactical to strategic grade gyros, IMUs and INSs where specifications for fiber length, angle random walk and drift rate improve, giving customers flexibility to choose the product and performance level that best meets the customer's application. Our FOG based IMUs and INS provide compelling size, weight, and power (“SWaP”) performance compared to competing systems and deliver high precision with up to ten times better performance than competing units in compact, portable form factors.

TACNAV Products - Our TACNAV tactical navigation product line employs digital compass sensors and our FOGs to offer vehicle-based navigation and pointing systems with a range of capabilities, including Global Positioning Systems / Global Navigation Satellite System (GPS/GNSS) backup and enhancement, vehicle position, hull azimuth and navigation displays. Because our digital compass products measure the earth’s magnetic field rather than detect satellite signals from the GPS/GNSS, they are not susceptible to GPS/GNSS jamming devices. TACNAV systems vary in size and complexity to suit a wide range of vehicles. Our TACNAV digital compass products have been sold for use aboard U.S. Army, Marine Corps, and Navy vehicles as well as to many foreign countries, including Australia, the United Kingdom, Canada, Germany, Italy, New Zealand, Saudi Arabia, Spain, Sweden, Taiwan, Malaysia, and Switzerland. We believe that we are among the leading manufacturers of such systems. Our standard TACNAV products can be customized to our customers’ specifications. At customer request, we offer training and other services.

RLG Products - EMCORE’s line of INSs includes the advanced RLG-based products of S&N, which provide increased performance, reliability, and quality pointing and position capability for land navigation systems including Artillery/Radar Positioning & Pointing Systems and Battlefield/Artillery Survey Systems. Partnered with the U.S. Army and deployed on key programs including the Multiple Launch Rocket System (MLRS) and High-Mobility Artillery Rocket System (HIMARS), our combat-proven precision Ring Laser Gyro product family delivers mission-critical information such as survey, pointing, and position to the U.S. military for precise, indirect mass fires and counter-fire operations.

QMEMS Products - Our QMEMS gyroscopes, accelerometers, IMUs, and INS products deliver SWaP performance and cost advantages over alternative technologies. With our experience in these technologies, we are developing leading edge disciplines which are enabling advanced performance capabilities in mission critical applications worldwide. Our QMEMS products have no moving parts, no friction, no known modes of wear out, and require no recalibration or rebuilding. They deliver industry leading reliability under demanding conditions through dedicated engineering technology and manufacturing operations excellence, including AS9100 Aerospace Quality System Certification. Our QMEMS products provide precision system solutions and establish high standards for price and/or performance characteristics across guidance, navigation, control, pointing, and stabilization applications in commercial and military aircraft, unmanned autonomous vehicles, land vehicles, precision guided weapons, and industrial and marine platforms.

Defense Optoelectronics

We have an established history as a pioneer of innovative radio frequency (“RF”) over fiber solutions for high performance fiber optic links in the terrestrial portion of satellite communications networks. Satellite/microwave band components and complete systems transport an ultra broadband frequency range including IF, L, S, C, X, DBS, Ku, K, Ka, Q/V and ultra-wideband signal transport. A number of high-dynamic-range applications are supported, including: satellite antenna remoting and signal distribution, inter- and intra-facility links, site diversity systems, high performance super trunking links, electronic warfare systems, and radar testing. The complete line of satellite and microwave components, subassemblies, and systems eliminates the distance limitation of copper based coaxial systems. The rack mount Optiva platform RF and microwave fiber optic transport system features a wide range of simple network management protocol managed fiber optic transmitters, receivers, optical amplifiers, RF and optical switches, passive devices, and ethernet products that provide high performance fiber optic transmission between satellite hub equipment and antenna dishes. We also offer a series of ruggedized microwave flange mount transmitters, receivers, and optical delay line products that meet the reliability and durability requirements of the U.S. government and defense markets. These products are tailored to the requirements of higher frequency applications such as microwave antenna signal distribution, electronic warfare systems, and radar system calibration and testing. They provide customers with high frequency, dynamic range, compact form factors, and extreme temperature, shock, and vibration tolerance.

Broadband

CATV Optical Transmitters and Components

We are a leader in providing RF over fiber products for the CATV industry. Our products enable cable systems providers to increase data transmission distance, speed, and bandwidth in hybrid fiber coaxial networks with less noise and power consumption. This empowers cable service operators to meet the growing demand for high speed internet, HDTV, ultra HDTV, 4K, video streaming, and other advanced services. Our products include forward and return path 1310 nm and 1550 nm distributed feedback (“DFB”) analog lasers, optical receivers optimized for CATV, data over cable service interface specification (“DOCSIS”) 3.1, and wireless broadband photodiodes used in forward and return path broadband subassembly components, analog fiber-optic transmitters, quadrature amplitude modulation transmitters, and CATV fiber amplifiers. Our latest series of CATV transmitters feature linear externally-modulated laser, or L-EML, technology that enables long distance optical link performance approaching traditional lithium niobate based externally modulated transmitters and is more cost-effective and far exceeds the performance of DFB laser-based systems. CATV transmitter products are offered on an original equipment manufacturing and original design manufacturing basis for integration into complete CATV transmission systems. We also offer our own branded line of EMCORE Medallion Series rack-mount CATV transmitters, optical switches, and fiber amplifiers. Our Medallion Series products include DOCSIS 3.1, 1550 nm externally-modulated transmitters, and 1550 nm directly-modulated transmitters.

Optical Sensing

EMCORE lasers for Optical Sensing support a broad array of technologies including Light Detecting and Ranging (“LiDAR”), strain measurement, tracking, terahertz-spectroscopy, interferometry, position and interference measurement, and free space communications. EMCORE’s optical sensing components can be custom designed in a variety of form factors to integrate into a wide range of industrial applications including autonomous vehicles, oil and gas exploration, materials characterization, aerospace, astronomy, and more.

Data Center Chips

EMCORE’s Specialty Data Center & Telecom Chips program provides design and manufacturing services for custom chip devices tailored to specific customer requirements and applications. EMCORE has a long history of innovation in highly linear, coherent laser sources. Our device scientists have developed innovative chip devices that have achieved leading performance in diverse applications including Cloud-Data Center, Telecom Modules, gigabit passive optical network, or GPON, CATV Networks, Wireless Networks, Industrial Sensing, and LiDAR.

Strategic Plan

Our strategy is to continue pioneering development of sensing and linear optical systems serving aerospace and defense and broadband communications markets. We aim to design and build innovative products that are valued by our customers with the intention to grow our sensing and linear product lines using innovative technology, both organically and through future acquisitions. We seek solutions that maximize performance in transformative aerospace and defense systems and high-speed communications networks.

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

Distribution Methods

We sell products worldwide through multiple channels made up of our direct sales force, application engineers, third party sales representatives, and distributors. Our sales force is aligned according to product line to maximize expertise. We communicate with customers’ engineering, manufacturing, and purchasing personnel throughout the sales cycle to provide optimized customer solutions through product design, qualifications, performance, and price. As a result, we develop strategic and long-

lasting customer relationships with tailored products and services. Marketing efforts are focused on increasing brand awareness, communicating our technological advantages, and generating leads. We use a variety of marketing methods including our website, participation at trade shows, and selective advertising to achieve these goals.

Competitive Business Conditions, Our Competitive Position in the Industry, and Methods of Competition

The markets we serve are extremely competitive, characterized by rapid technological change. Primary competitive factors are product cost, yield, throughput, performance, reliability, breadth of product line, product reputation, customer satisfaction, and customer loyalty to competitors’ technologies. Certain product lines are subject to frequent introduction of new products, short product life cycles, and significant price erosion. We face competition from numerous domestic and international companies, who may have significant engineering, manufacturing, marketing, and financial resources. In addition, competitors may develop enhancements to, or future generations of, products that offer superior price and performance characteristics.

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

Sources and Availability of Raw Materials and Principal Suppliers

We depend on a limited number of suppliers for certain raw materials, components, and equipment. Supplier relationships are reviewed to mitigate risks and lower costs, especially where we depend on a few suppliers for critical components or raw materials. Communications with suppliers are ongoing to prevent interruptions and our supply chain management is focused on maintaining quality while lowering purchase prices through standardized purchasing efficiencies and design requirements. We strive to limit inventories to levels sufficient to meet near-term needs. In the fiscal year ended September 30, 2022, the majority of production for our Broadband segment was through our CMs, while all our Navigation-related production was through our vertically-integrated manufacturing operations.

Dependence on Major Customers

Our major customers include: Arris Technology, Inc., Cisco Systems, Inc., and Lockheed Martin Space Systems, each of whom represented greater than 10% of consolidated revenue in the fiscal year ended September 30, 2022. See Note 13 – Segment and Revenue Information in the Notes to Consolidated Financial Statements for additional information about significant customers.

Patents and Trademarks

As of September 30, 2022, we held approximately 52 U.S. patents and approximately 57 foreign patents and approximately 36 additional patent applications are pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2021 and 2038. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems. We also register our trademarks in the United States and other key international markets where we do business.

Effect of Governmental Regulations on the Business

We operate globally and are subject to numerous U.S. federal, state, and foreign laws and regulations covering a wide variety of subject matters. These laws and regulations are subject to change, and any such change may require us to improve our technologies, incur expenditures, or both, in order to comply with such laws and regulations. We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of “conflict minerals”. These rules have imposed and will continue to impose additional costs and may introduce new risks related to the ability to verify the origin of any “conflict minerals” used in our products. For information about governmental regulations applicable to our business, refer to Item 1A, “Risk Factors” included elsewhere in this Annual Report.

Costs and Effects of Compliance with Environmental Laws (Federal, State, and Local)

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

Human Capital Resources

Our ability to attract and retain qualified personnel is essential to continued success. Competition is intense in recruiting personnel within the semiconductor and fiber optics industries. We are focused on retaining key contributors, developing staff, and cultivating their continued commitment. As of September 30, 2022, we had approximately 469 employees, of which approximately 439 employees are located in the U.S., and approximately 436 are full-time employees.

Available Information

We are subject to the information requirements of the Exchange Act. We file periodic reports, current reports, proxy statements, and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains all of our information that has been filed or furnished electronically with the SEC. Available free of charge on the SEC website as well as our Investor Relations website at https://investor.emcore.com/ is a link to the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable, after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A. Risk Factors.

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

For the fiscal year ended September 30, 2022, we incurred a loss from operations of $24.3 million. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

We are a small company and dependent on a few products for success.

We are a small company with a narrow, focused portfolio of products. Our small size could cause our cash flow, results of operations, and growth prospects to be more volatile and makes us more vulnerable to focused competition. As a small company, we will be subject to greater revenue fluctuations if our older product lines’ sales were to decline faster than we anticipate. In addition, we may not be able to appropriately restructure or maintain our supporting functions to fit the needs of a small company, which could adversely affect our business, financial condition, results of operations, and cash flows.

We are substantially dependent on revenues from a small number of customers. The loss of or decrease in sales from any one of these customers could adversely affect our business, financial condition, results of operations, and cash flows.

A small number of customers account for a significant portion of our revenue, and dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal year ended September 30, 2022, sales to three customers accounted for an aggregate of 54% of total consolidated revenues and for the fiscal year ended September 30, 2021, sales to three customers accounted for an aggregate of 70% of total consolidated revenues. Revenue from any major customer may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from existing major customers with sales from new customers or other existing customers. Because of reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition, and cash flows.

In addition, any negative developments in the business of existing significant customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results, financial condition, and cash flows. If there is consolidation among our customer base, customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect profitability. If we are required to reduce pricing, revenue and gross margins would be adversely impacted. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of competitors, and cancellations of orders, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

Although we are attempting to expand our customer base, the markets in which we sell our products are dominated by a relatively small number of companies, thereby limiting the number of potential customers. Accordingly, success will depend on our continued ability to develop and manage relationships with significant customers, and we expect that the majority of sales will continue to depend on sales of our products to a limited number of customers for the foreseeable future.

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

The acquisitions of EMCORE Chicago and S&N, and acquisitions of other companies or investments in joint ventures with other companies could adversely affect operating results, dilute shareholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To increase business, maintain competitive position, or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. For example, in August 2022, we acquired EMCORE Chicago from KVH Industries, Inc. and in April 2022, we acquired S&N from L3Harris Technologies, Inc. The acquisitions of EMCORE Chicago and S&N, and any other acquisitions, joint ventures and similar transactions that we may enter into from time to time, involve a number of risks that could harm our business and result in EMCORE Chicago, S&N, and/or any other acquired business or joint venture not performing as expected, including:

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
•diversion of management's time and attention from our existing business to the acquired business or joint venture;
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

We may decide that it is in our best interests to enter into acquisitions, joint ventures or similar transactions that are dilutive to earnings per share (“EPS”) or that adversely impact margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute shareholders' equity, or require us to incur indebtedness.

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

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. The Strategy and Alternatives Committee of the Board of Directors and management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of management resources to analyzing and pursuing such a transaction, which could negatively impact operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership, or other strategic alternative in the future, we cannot be certain that we would fully realize the anticipated benefits of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to shareholders.

We operate in industries that makes our prospects difficult to evaluate and predict. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or to execute on our current or future business strategies, including to:

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

Our secured credit facility contains financial and restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness and limit our ability to borrow additional funds. The credit facility also imposes restrictions that may limit our ability to pursue business opportunities.

Our Credit Agreement, dated as of August 9, 2022 (the “Credit Agreement”), among the Company, S&N, the lenders party thereto and Wingspire Capital LLC (“Wingspire”), as administrative agent for the lenders, subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the Credit Agreement contains a cash dominion provision, requiring us to maintain a minimum amount of liquidity. As of September 30, 2022, this minimum amount of liquidity that we needed to maintain was $12.5 million. If we fall below this minimum amount of liquidity for a period of three consecutive days, or if there occurs an event of default under the Credit Agreement, then our lender can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If we trigger the cash dominion provision or if an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

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

In the past, the markets in which we compete in our Broadband segment have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles, for both manufacturers’ and their customers’ products, and declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. These markets are impacted by the aggregate capital expenditures of service providers and enterprises as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, pricing pressures, evolving standards, and wide fluctuations in product supply and demand.

We may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which we compete, or changes in demand for our products from customers, could result in a significant reduction in revenue and may also increase the volatility of the price of our common stock.

In addition, the Broadband communication networks industry from time to time has experienced and may again experience a pronounced downturn. To respond to a downturn, many service providers and enterprises may slow their capital expenditures, cancel or delay new developments, reduce their workforce and inventories, and take a cautious approach to acquiring new equipment and technologies, any of which could cause results of operations to fluctuate from period to period and harm our business.

Operating results could be harmed if we are unable to obtain timely deliveries of sufficient materials, components, or services of acceptable quality from sole or limited sources, or if the prices of materials, components, or services for which we do not have alternative sources increase.

We currently obtain materials, components, and services used in our products from limited or sole sources. We generally do not carry significant inventories of any raw materials. The reliance on a sole supplier, single qualified vendor, or limited number of suppliers could result in delivery or quality problems or reduced control over product pricing, reliability, and performance. For example, during the fiscal year ended September 30, 2022, COVID-19 driven component shortages and delays required us to source critical components from alternative sources and, in some cases, to design in alternative parts and qualify them with customers on short schedules. Because we often do not account for a significant part of our suppliers’ businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with suppliers, we risk serious disruption to operations if an important supplier terminates product lines, changes business focus, or goes out of business, and we may need large end of life purchases when a sole source supplier is ceasing manufacturing of required components. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies, or if import tariffs are imposed on these materials. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could adversely affect results of operations and cash flows. In addition, reliance on these suppliers may adversely affect production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Our products are complex and may take longer to develop and qualify than anticipated and we face lengthy sales and qualification cycles for our new products and, in many cases, must invest a substantial amount of time and money before we receive orders.

We are constantly developing new products and using new technologies in these products. These products often take substantial time to develop because of the complexity, rigorous testing, and qualification requirements and because customer and market requirements can change during the product development or qualification process. Most of our products are tested by current and potential customers as part of the development and qualification process to determine whether they meet customer or industry specifications. The length of the qualification process, which can span a year or more, varies substantially by product and customer and, thus, can cause results of operations and cash flows to be unpredictable. During a given qualification period, we invest significant resources and allocate substantial production capacity to manufacture these new products prior to any commitment to purchase by customers. In addition, it is difficult to obtain new customers during the qualification period as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use allocated production capacity, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts, and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs, and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in customer requirements, manufacturing facilities, or processes or those of third-party CMs and component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on, and production capacity for, those products. Ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, as a result of the long manufacturing process. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during, or after manufacture would result in lower yields, gross margins, and production capacity. Finally, manufacturing yields and margins can also be lower if we receive and inadvertently use defective or contaminated materials from suppliers.

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

We may increase research and development and/or capital expenditures and expenses above our historical run-rate model in order to attempt to improve existing technology and develop new technology. Increasing investments in research and development of technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on financial results. If we are unable to fund these types of expenditures, we may be unable to improve technology or develop new technologies, which may adversely affect our business, financial condition, results of operations, and cash flows. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue, or become profitable, which could materially harm our business, prospects, financial results, and liquidity.

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

If spending for optical communications networks declines, revenues and financial performance may decline.

A material portion of revenues depend on continued capital investment in global communications networks infrastructure and on continued demand for high-bandwidth, high-speed communications networks, and the ability of original equipment manufacturers to meet this demand. Spending on communications networks is limited by several factors, including limited investment resources, uncertainty regarding the long-term evolution and sustainability of service provider business models, and a changing regulatory environment. We cannot be certain that demand for bandwidth-intensive content will continue to grow at the same pace in the future or that communications service providers will continue to increase spending to meet such demand. If expectations for growth of communications networks and bandwidth consumption are not realized and investment in communications networks does not grow as anticipated, revenues, results of operations, and gross margins could be harmed.

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

We use CMs as a less-expensive alternative to manufacture certain products. CMs in Asia currently manufacture our CATV Laser and Transmitter products and components and a CM in the U.S. currently manufactures a significant portion of our Defense Optoelectronics products. In some cases, we supply inventory to CMs, and we bear the risk of loss, theft, or damage to inventory while it is held in their facilities.

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

Any of these factors could significantly impair the ability to source contract manufacturing requirements internationally. In some cases, prior to customers accepting products manufactured at CMs, they must qualify the product and manufacturing processes. The qualification process determines whether the product manufactured at our CMs achieves our customers' quality, performance, and reliability standards. The qualification process can be lengthy and expensive, with no guarantee that any particular product qualification process will lead to profitable product sales, and expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can impair expected timing of the transfer of a product line to our CMs and may impair expected amount of sales of the effected products. Any of these uncertainties or delays could adversely affect operating results and customer relationships.

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

Our products may contain defects that could cause us to incur significant costs, divert management's attention, result in a loss of customers, and result in product liability claims.

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

The life cycles of some products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We evaluate ending inventories on a quarterly basis for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from customers, sales team, and management. If inventories on hand are in excess of demand, or if they are generally greater than 12 months old, appropriate write-downs may be recorded. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence, or new product introductions which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of manufacturing cost or net realizable market value.

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

For most of our products, we do not have long-term supply contracts with customers and typically sell our products pursuant to purchase orders with short lead times, and even where we do have long-term supply contracts, customers are typically not obligated to purchase any minimum amount of our products. As a result, in most cases customers could stop purchasing our products at any time, and we must fulfill orders in a timely manner to keep them satisfied.

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

The majority of our development contracts are for a fixed price, and fixed price development work inherently has more uncertainty than production contracts and, therefore, entails more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and adverse cost impacts, which could increase estimated cost to perform the work, either of which could adversely affect results of operations. Some fixed price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on the ability to meet production specifications and delivery rates. If we are unable to meet these contract requirements, revenue from these contracts could be reduced through the incorporation of liquidated damages, the contract could be terminated for default, and we could be subject to other financially significant consequences. We use our best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed price development programs. While we believe the cost and price estimates used to prepare the consolidated financial statements are appropriate, future events could result in unfavorable adjustments to those estimates which in turn would adversely affect results of operations.

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

Risks Related to International Sales and Operations

We currently have operations in China with respect to our Broadband business, which exposes us to risks inherent in doing business in China.

In an effort to keep costs down, we currently operate certain logistic functions with respect to our Broadband business in China. Our China based activities are subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in, or failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws, and other matters. Laws and regulations remain underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive. These uncertainties may impede the ability to enforce the contracts we have entered into with distributors, business partners, customers, and suppliers. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

For the fiscal years ended September 30, 2022 and 2021, sales to customers located outside the U.S. accounted for approximately 14.2% and 12.0%, respectively, of consolidated revenue, with revenue assigned to geographic regions based on customers’ billing address. Sales to customers in Asia represent the majority of international sales. We believe that international sales will continue to account for a significant percentage of revenue as we seek international expansion opportunities. In addition, certain sales to customers with a U.S. billing address may be physically shipped to a location outside of the U.S. International sales and operations are subject to a number of material risks, including, but not limited to:

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
•different technical standards or requirements, such as country or region specific requirements to eliminate the use of lead, which we may incorporate into certain products, could prevent us from selling these products in these regions;
•currency fluctuations may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affecting our business; and
•language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder the ability to effectively compete.

Negative developments in one or more countries or regions in which we operate or sell our products could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, threats to our intellectual property, difficulty in collecting receivables, or a higher cost of doing business, any of which could negatively impact our business, financial condition, cash flows, and results of operations. In addition, we may be exposed to legal risks under the laws of the countries outside the U.S. in which we do business, as well as the laws of the U.S. governing our business activities in those other countries, such as the U.S. Foreign Corrupt Practices Act (“FCPA”).

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

For example, in June 2018, Phoenix commenced an arbitration against us with the American Arbitration Association (“AAA”) in New York and a special proceeding against us in the New York Supreme Court, Commercial Division. In June 2019, an interim award (the “Interim Award”) was issued in connection with certain of the claims in the AAA proceeding and in October 2019, the arbitrator issued a Modified Partial Final Award, which incorporated by reference the terms of the Interim Award and ordered and awarded, among other items, (a) an award to Phoenix of attorneys’ fees and costs in the amount of approximately $3.8 million, (b) an award to Phoenix of $1.0 million in damages owing for unpaid royalties through June 30, 2019, (c) an award to Phoenix of $0.1 million in prejudgment interest, calculated at the New York statutory rate of 9% simple interest; and (d) payment to Phoenix of a royalty of 7.5% of the sale price on (i) future customer payments for certain EMCORE product contracts entered into prior to the Interim Award and (ii) customer payments for future sales of any product using any of the five trade secret subparts deemed in the Interim Award to have been misappropriated by EMCORE (collectively, the “Deemed Trade Secrets”), in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, subject to certain limitations, until such time as EMCORE has in good faith determined, and can so document, that it has completely ceased use of the Deemed Trade Secrets.

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

We may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, complaints that may be filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. If any litigation is resolved against us, we could be subject to substantial damages. Thus, an unfavorable outcome or settlement of one or more lawsuits may have an adverse effect on our business, financial condition, results of operations, and cash flows. Even if litigation is not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming, and disruptive to normal business operations.

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

In the Interim Award incorporated by reference into the Modified Partial Final Award the arbitrator determined and ordered that we are required to pay Phoenix a royalty of 7.5% of the sale price on (a) future customer payments for certain of our product contracts previously entered into at the time the Interim Award was issued and (b) customer payments for future sales of any product using any Deemed Trade Secret, in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and we are required to concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports, provided that following the first $1.0 million of royalty payments on our EMP-1 product only, inclusive of payments made to date, we are required to pay to Phoenix a royalty of 2.25% of the sale price (net of any warranty work, returns, rebates, discounts, or credits) with respect to subsequent sales of our EMP-1 product. We are required to continue to make royalty payments in this manner until such time as we have in good faith determined, and can so document, that we have completely ceased use of the Deemed Trade Secrets, and must provide notice of this determination to Phoenix. It is possible that additional legal proceedings will follow in connection with delivery of this notice to Phoenix, which would require us to incur additional costs and divert management’s attention. If we fail to comply with these obligations, we could be subject to additional claims, penalties, or judgments, which could harm our business, financial condition, results of operations, and cash flows. In addition, we could be subject to significant legal costs and expenses in connection with the interpretation of certain of the obligations pursuant to the Interim Award, which could harm our business, financial condition, results of operations, and cash flows.

Our business and operations could be adversely impacted in the event of a failure or security breach of our information technology infrastructure.

We rely upon the capacity, reliability, and security of our information technology hardware and software infrastructure and the ability to expand and update this infrastructure in response to changing needs. We are constantly updating our information technology infrastructure. Although we have a disaster recovery plan, any failure to manage, expand, and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business. In addition, we may be subject to a heightened risk of potential security breaches due to our sales to, and work with, government customers and the technologies that we develop for the defense industry.

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

In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss, and telecommunications failures. Our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacture including “bugs” and other problems that could interfere with the intended operation of our products. To the extent that any disruption or security breach results in a loss or damage to our technology infrastructure, systems, or data or inappropriate disclosure of confidential information or sensitive or personal information, it could harm relationships with customers and other third parties and damage our brand and reputation and our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may be subject to theft, loss, or misuse of personal data about employees, customers, or other third parties, which could increase expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, inadvertent failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against us by governmental entities or others or cause us to incur penalties or other significant legal liability or change business practices.

Risks Related to Governmental Regulation

We could be subject to legal and regulatory consequences if we fail to comply with applicable export control laws and regulations.

Exports of certain products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user, and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license.

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

As a contractor and/or subcontractor to the U.S. government, we are subject to and must comply with various government regulations that impact revenue, operating costs, profit margins, and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting the portion of our business related to U.S. government contracts include the following:

•the Federal Acquisition Regulations, Defense Federal Acquisition Regulation Supplement, and other supplemental agency regulations which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;
•the Truth in Negotiations Act which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;
•the False Claims Act and the False Statements Act which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively; and
•the FCPA which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain, or direct business, or obtain any unfair advantage.

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

We believe that for the foreseeable future the growth of our Inertial Navigation product line will depend, to a certain degree, on the ability to win government contracts and subcontracts, in particular from the Department of Defense. Many government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, budget cutbacks at these agencies, or government shutdowns. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot be certain that current levels of congressional funding for our products and services will continue and that our business related to these products will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. In addition, U.S. government contracts generally permit the government to terminate the contract without prior notice, at the government's convenience, or for default based on performance. Government customers can also decline to exercise previously disclosed contract options. A termination arising out of our default could expose us to liability and adversely affect our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable.

In addition, our business could be adversely affected by a negative audit or investigation by the U.S. government. U.S. government agencies, primarily the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. These agencies also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, quality, accounting, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific cost reimbursement contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We could experience serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention. Moreover, if any administrative processes and business systems are found not to comply with the applicable requirements, we may be subject to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect the ability to compete for or perform contracts. If any of the foregoing were to occur, our business, financial condition, operating results, and cash flows may be adversely affected.

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

We have logistics operations with respect to our Broadband business in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we export products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities

(including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations, and cash flows. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition, results of operations, and cash flows.

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

We have substantial long-lived assets and goodwill recorded on the balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact results of operations. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changes in market conditions, underlying business operations, competition, or technologies may impact assumptions as to prices, costs, holding periods, or other factors that may result in changes in estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, we will continue to evaluate the recoverability of the carrying amount of property, plant and equipment on an ongoing basis, and test goodwill annually or more frequently as indicated, and significant changes in any one assumption could produce a significantly different result. In such a circumstance, we may incur substantial impairment charges, which would adversely affect financial results. In any period where our stock price, as determined by market capitalization, is less than book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Compliance with regulations related to conflict minerals and other regulations with respect to our supply chains could increase costs and affect the manufacturing and sale of our products.

Public companies are required to disclose the use of tin, tantalum, tungsten and gold (collectively, “conflict minerals”) mined from the Democratic Republic of the Congo and adjoining countries (the “covered countries”) if a conflict mineral(s) is necessary to the functionality of a product manufactured, or contracted to be manufactured, by us. We may determine, as part of compliance efforts, that certain products or components we obtain from suppliers contain conflict minerals. If we are unable to conclude that all products are free from conflict minerals originating from covered countries, this could have a negative impact on our business, reputation, and/or results of operations. We may also encounter challenges to satisfy customers who require that products be certified as conflict free, which could place us at a competitive disadvantage. Compliance with these rules could also affect the sourcing and availability of some of the minerals used in the manufacture of products or components we obtain from suppliers, including the ability to obtain products or components in sufficient quantities and/or at competitive prices. Certain customers are requiring additional information from us regarding the origin of raw materials and complying with these customer requirements may cause us to incur additional costs. Our supply chain is complex and we may be unable to verify the origins for all metals used in products.

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

We may undergo an “ownership change” within the meaning of Section 382 of the Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers.

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

If we were to undergo one or more “ownership changes” within the meaning of Section 382 of the Code, our net operating losses and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset U.S. federal income tax resulting from our operations or any gains from the disposition of any of our assets and/or business, which could result in increased U.S. federal income tax liability.

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

Further facility closures, work slowdowns or temporary stoppages could occur, which could delay our development efforts and our deliveries to customers. Other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted.

As described elsewhere in Item 1A, Risk Factors of this Annual Report on Form 10-K for the fiscal year ended September 30, 2022, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts where we rely on these third parties. Many of our suppliers have at times temporarily ceased or limited their operations as a result of COVID-19 and failed to deliver parts or components to us. For example, COVID-19 driven component shortages and delays have required us to spend significant time sourcing critical components from alternative sources and, in some cases, forced us to design in alternative parts and qualify them with customers on short schedules. These or similar actions may continue in the future, and an extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts and, if we are not able to implement alternatives or other mitigations, product deliveries could be adversely impacted.

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

Natural disasters such as hurricanes, earthquakes, fires, and floods, could adversely affect operations and financial performance. Such events could result in physical damage to one or more facilities, the temporary closure of one or more facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from some local and overseas suppliers, a temporary disruption in the transportation of goods from overseas, and delays in the delivery of goods. Public health issues, such as the COVID-19 pandemic, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

We may not pay dividends on our common stock and, consequently, the only opportunity to achieve a return on an investment in our common stock may be an increase in the price of our common stock.

We may not pay dividends in the future. The terms of our loan and security agreement with our financial institution restrict our ability to pay dividends. Consequently, the only opportunity to achieve a return on an investment in our common stock may be through an increase in the market price of our common stock over the price paid, of which there is no guarantee.
***

The risks above are not the only risks we face. If any of the events described in our risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we currently deem immaterial materialize, then our business, financial condition, results of operations, and cash flows could be materially affected.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We lease building space consisting of corporate, manufacturing, research and development, and other facilities. We currently lease facilities in Alhambra and Concord, California, Budd Lake, New Jersey, Middletown, Rhode Island, Tinley Park, Illinois, and Beijing, China.

The facility in Tinley Park, Illinois, with approximately 100,415 square feet, is leased through 2034 and is utilized for manufacturing and research and development for our Aerospace and Defense segment.

Approximately 50,000 square feet of the facility in Alhambra, California is leased through 2031 and approximately 18,000 square feet of this facility is leased through September 2026, in each case with an option to extend. This facility is utilized for corporate headquarters, manufacturing, and research and development for our Aerospace and Defense and Broadband segments.

The facility in Concord, California, with approximately 110,000 square feet, is leased through 2035 with an option to extend and is utilized for manufacturing and research and development for our Aerospace and Defense segment.

The facility in Budd Lake, New Jersey, with approximately 112,000 square feet, is leased through May 2025 and is utilized for manufacturing and research and development for our Aerospace and Defense segment.

The facility in Middletown, Rhode Island, with approximately 5,000 square feet, is leased through September 2024 with an option to extend through September 2026 and is utilized for sales, administrative and research and development for our Aerospace and Defense segment.

One facility in Beijing, China with approximately 5,000 square feet is leased through January 2025 and is utilized for research and development for our Broadband segment.

ITEM 3. Legal Proceedings.

See Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosures related to legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market and is quoted under the symbol “EMKR”.

Holders

As of December 9, 2022, we had 58 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Dividends

We expect to retain all earnings to finance the expansion and development of our business and we do not currently intend to pay any cash dividends on capital stock in the foreseeable future. In addition, we are prohibited from paying cash dividends under the terms of the Credit Agreement without obtaining Wingspire's consent.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Financial Statements and Supplementary Data under Part II, Item 8 within this Annual Report. The following discussion contains forward-looking statements that reflect plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements.

Business Overview

We are a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of chips, laser components, and optical subsystems for use in the Broadband and Cable TV (“CATV”) industries. We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today are a leading provider of advanced mixed-signal products serving the aerospace and defense and broadband communications markets. The mixed-signal technology, at the heart of our broadband communications products, is shared with our fiber optic gyroscopes (“FOGs”) and other inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology.

Over the last three years, we have expanded our scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. in August 2022 (“EMCORE Chicago”).

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our vertically-integrated manufacturing strategy for quartz and FOG products for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. We design and manufacture industry-leading QMEMS, lithium niobate, and InP chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Our best-in-class components and systems support a broad array of applications including navigation and inertial sensing, defense optoelectronics, broadband communications, optical sensing, and specialty chips for telecom and data center applications.

Our reporting segments are as follows: (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Inertial Navigation and (ii) Defense Optoelectronics. Broadband is comprised of three product lines: (i) CATV Optical Transmitters and Components, (ii) Data Center Chips, and (iii) Optical Sensing.

Recent Developments

Acquisition of KVH Industries, Inc. FOG and Inertial Navigation Systems Business

On August 9, 2022, we completed the acquisition of the KVH Industries, Inc. (“KVH”) FOG and Inertial Navigation Systems business (“EMCORE Chicago”) pursuant to that certain Asset Purchase Agreement entered into as of August 9, 2022 by and among the Company, Delta Acquisition Sub, Inc., a wholly owned subsidiary of the Company, and KVH, pursuant to which we acquired substantially all of KVH's assets and liabilities primarily related to the segment, including property interests in the Tinley Park facility located at 8412 West 185th St., Tinley Park, Illinois (the “Tinley Park Facility”), for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments.

Tinley Park Sale and Leaseback Transaction

On December 13, 2022, EMCORE Chicago consummated the sale of its real property interest in the Tinley Park Facility to 8400 W 185TH STEET INVESTORS, LLC (the “Tinley Park Buyer”), resulting in net proceeds of approximately $10.3 million. The sale was made pursuant to the terms of that certain Purchase and Sale Agreement (the “Tinley Park Purchase Agreement”) dated as of November 1, 2022, by and between EMCORE Chicago and HSRE Fund VII Holding Company, LLC, an affiliate of the Tinley Park Buyer. In connection with the sale of the real property interests in the Tinley Park Facility, after considering multiple transaction structures, EMCORE Chicago entered into a long-term Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which EMCORE Chicago leased back the Tinley Park Facility for a twelve (12) year term commencing on December 13, 2022, unless earlier terminated or extended in accordance with the terms of the Lease Agreement.

Wingspire Credit Agreement

On August 9, 2022, the Company and EMCORE Space & Navigation Corporation, our wholly-owned subsidiary (“S&N”), entered into that certain Credit Agreement, dated as of August 9, 2022, among the Company, S&N, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (“Wingspire”), as amended pursuant to that First Amendment to Credit Agreement, dated as of October 25, 2022, among the Company, S&N, EMCORE Chicago Inertial Corporation, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2025, and will bear interest, at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of term loans. In addition, the Borrowers will be responsible for the Agent’s annual collateral monitoring fees as well as the lenders’ fees and expenses. The Borrowers may also be required to pay an unused line fee of 0.50% in respect of the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

The Credit Agreement contains representations and warranties, reporting and other affirmative covenants, and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default or excess availability under the Credit Agreement being less than the greater of $5.0 million and 15% of the revolving commitments until such time as no event of default is continuing and excess availability under the Credit Agreement is at least the greater of $5.0 million and 15% of the revolving commitments for a period of 60 consecutive days, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity.

In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement are secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

As of September 30, 2022, an aggregate principal amount of $9.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.0 million was outstanding pursuant to the term loan facility.

Acquisition of L3Harris Space and Navigation Business

On April 29, 2022, we completed the previously announced acquisition of the L3Harris Technologies, Inc. (“L3H”) Space and Navigation business (“S&N”) pursuant to that certain Sale Agreement, dated as of February 14, 2022 (as amended, the “Sale Agreement”), entered into by and among the Company, Ringo Acquisition Sub, Inc. and L3H, pursuant to which we acquired certain intellectual property, assets, and liabilities of S&N for aggregate consideration of approximately $5.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the completion of the working capital adjustments, the final purchase price was approximately $4.9 million.

COVID-19 and Economic Conditions

We are subject to ongoing risks and uncertainties as a result of the COVID-19 pandemic. The full extent of the COVID-19 impact on operational and financial performance is highly uncertain, out of our control, and cannot be predicted. Each region we and our supply chain partners operate in has been affected by COVID-19 at varying times and magnitudes, often creating unforeseen challenges associated with logistics, raw material supply, and labor shortages. For example, at various times during the fiscal years ended September 30, 2022 and 2021, unexpected delays and cancellations of key component deliveries required us to source critical components from alternative sources on short schedules and at increased prices, and a COVID-19 outbreak at the Company's Concord facility resulted in production delays during the fiscal year ended September 30, 2022. These and other actions resulting from the effects of COVID-19 may continue in the future and cause additional challenges to and disruptions of our business, inventory levels, operating results, and cash flows. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenue, and cash flows.

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

Fastrain Transaction

As part of the effort to streamline operations and move to a variable cost model in our CATV Optical Transmitters and Components product line, on August 9, 2021, we entered into an Asset Purchase Agreement (the “Fastrain Asset Purchase Agreement”) with each of Shenzhen Fastrain Technology Co., Ltd., a corporation formed under the laws of the P.R.C. (“Shenzhen Fastrain”), and Hong Kong Fastrain Company Limited, a limited liability company incorporated in Hong Kong (“HK Fastrain”, and together with Shenzhen Fastrain, collectively, “Fastrain”), pursuant to which, among other items, Fastrain agreed to purchase certain CATV module and transmitter manufacturing equipment (the “Equipment”) that had been located at the manufacturing facility of our wholly-owned subsidiary, EMCORE Optoelectronics (Beijing) Co., Ltd., a corporation formed under the laws of the P.R.C., for an aggregate price of $6.2 million, all of which has been paid to us as of the fiscal year ended September 30, 2022.

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility or facilities located in Thailand or Malaysia and for an initial term ending on December 31, 2025, the CATV Optical Transmitters and Components products set forth in the Fastrain

Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24-month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds. No such shortfall penalties or surplus bonuses had accrued or become payable as of the fiscal year ended September 30, 2022.

Other Significant Actions that Affect the Comparability of Our Operating Results and Financial Condition

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require us to make estimates and judgements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting policies for goodwill, intangible assets, and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the fiscal year ended September 30, 2022, as discussed below. We develop estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available to us. The reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies. We believe that our accounting policies for goodwill, intangible assets, and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for 2022, as discussed below.

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

Goodwill

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit to its carrying value as of the test date. Our annual test date is December 31st of each year, unless there are indications requiring a more frequent impairment test. Any impairment charges would be based on the quantitative analysis.

For the December 31, 2021 test, we performed a qualitative assessment of goodwill impairment (Step 0) and concluded that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, including goodwill, and therefore, there was no goodwill impairment.

Intangible Assets and Other Long-Lived Assets

We follow FASB ASC Topic 360, Property Plant, and Equipment (“ASC 360”). ASC 360 requires review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset.

During 2022, there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line of the A&D segment that indicated the carrying amounts of our long-lived assets may not be recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long -lived assets and recognized an impairment charge of $3.0 million against the FOG property, plant, and equipment by the amount by which the carrying value of the asset group's other long-lived assets exceeded their estimated fair value.

Purchase Accounting

The Company accounts for acquisitions of businesses under the acquisition method of accounting. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities are provisional and could change as additional information is received. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill.

Inventory, long-lived assets, goodwill, and other intangible assets generally represent the largest components of our acquisitions. Inventory is valued utilizing net realizable value method. Property, plant, and equipment is valued utilizing a cost and market approach. Intangible assets are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, technology, in-process research and development (“IPR&D”), and trademarks. Determination of the estimated fair value of intangible assets requires judgment. The estimated fair value of technology, IPR&D, and trademarks, is determined utilizing the relief from royalty method. Under this form of income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the technology, IPR&D, and trademarks and discounted to present value. The estimated fair value of customer relationships is determined using the multiple period excess earnings method. Under this form of income approach, net cash flows attributable to the subject asset are typically calculated net of fair returns on and of all assets that are necessary to realize the cash flows. Cash flows of the subject intangible asset are charged amounts representing a return of and a return on these contributory assets (based on the fair values of the contributory assets).

Results of Operations

The following table provides the Consolidated Statement of Operation and Comprehensive (Loss) Income as a percentage of revenue:

	Year Ended September 30,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	76.1	61.2
Gross profit	23.9	38.8
Operating expense:
Selling, general, and administrative	27.2	15.5
Research and development	14.9	11.0
Severance	1.1	—
(Gain) loss on sale of assets	(2.2)	0.3
Impairment charge	2.4	—
Total operating expense	43.4	26.8
Operating (loss) income	(19.5)	12.0
Other (expense) income:
Gain on extinguishment of debt	—	4.1
Interest (expense) income, net	(0.1)	0.3
Foreign exchange (loss) gain	(0.3)	0.1
Pension income	0.2	—
Total other (expense) income	(0.2)	4.5
(Loss) income before income tax benefit (expense)	(19.7)	16.5
Income tax benefit (expense)	0.1	(0.4)
Net (loss) income	(19.6)%	16.1%
Foreign exchange translation adjustment	0.1	(0.1)
Pension adjustment	0.4	—
Comprehensive (loss) income	(19.1)%	16.0%

Comparison of Results of Operations

	Year Ended September 30,
(in thousands, except percentages)	2022	2021	Change
Revenue	$124,126	$158,444	$(34,318)	(21.7)%
Cost of revenue	94,408	96,956	(2,548)	(2.6)
Gross profit	29,718	61,488	(31,770)	(51.7)
Operating expense:
Selling, general, and administrative	33,710	24,544	9,166	37.3
Research and development	18,536	17,448	1,088	6.2
Severance	1,353	—	1,353	100.0
(Gain) loss on sale of assets	(2,685)	515	(3,200)	(621.4)
Impairment charge	2,956	—	2,956	100.0
Total operating expense	53,870	42,507	11,363	26.7%
Operating (loss) income	(24,152)	18,981	(43,133)	(227.2)
Other (expense) income:
Gain on extinguishment of debt	—	6,561	(6,561)	(100.0)
Interest (expense) income, net	(139)	466	(605)	(129.8)
Foreign exchange (loss) gain	(352)	207	(559)	(270.0)
Pension income	171	—	171	100.0
Total other (expense) income	(320)	7,234	(7,554)	(104.4)
(Loss) income before income tax benefit (expense)	(24,472)	26,215	(50,687)	(193.4)
Income tax benefit (expense)	139	(572)	711	124.3
Net (loss) income	$(24,333)	$25,643	$(49,976)	(194.9)%
Foreign exchange translation adjustment	173	(231)	404	174.9
Pension adjustment	441	—	441	100.0
Comprehensive (loss) income	$(23,719)	$25,412	$(49,131)	(193.3)%

Revenue

	Year Ended September 30,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$53,306	$50,838	$2,468	4.9%
Broadband	70,820	107,606	(36,786)	(34.2)
Total revenue	$124,126	$158,444	$(34,318)	(21.7)%

For the fiscal year ended September 30, 2022, Aerospace and Defense revenue increased from the prior fiscal year driven by higher Inertial Navigation revenue primarily due to the acquisitions of S&N and EMCORE Chicago. The revenue from these acquisitions was partially offset by Defense Optoelectronics, QMEMS, and Alhambra FOG revenue decreases due to supply chain disruptions and, in the case of Defense Optoelectronics and Alhambra FOG products, a drop in customer demand due to delays in receiving purchase orders. The decline in QMEMS revenue was further affected by lower production yields.

For the fiscal year ended September 30, 2022, Broadband revenue decreased from the prior fiscal year due to a significant decline in sales of CATV Optical Transmitter and Components products into the CATV infrastructure market. This market is historically cyclical. Following a significant COVID-19 related up-cycle during the fiscal year ended September 30, 2021 and the early part of the fiscal year ended September 30, 2022, we are currently in a down-cycle with substantial inventory build-up in our sales channels.

Gross Profit

	Year Ended September 30,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$5,357	$13,705	$(8,348)	(60.9)%
Broadband	24,361	47,783	(23,422)	(49.0)
Total gross profit	$29,718	$61,488	$(31,770)	(51.7)%

Gross profit is revenue less cost of revenue. Cost of revenue consists of raw materials, compensation expense, depreciation, amortization, accretion expense, and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, gross profit as a percentage of revenue, which we refer to as gross margin, has fluctuated significantly due to product mix, manufacturing yields, sales volumes, inventory and specific product warranty charges, as well as the amount of our revenue relative to fixed manufacturing costs.

For the fiscal year ended September 30, 2022, Aerospace and Defense gross profit decreased from the prior fiscal year primarily due to lower product revenue, lower QMEMS manufacturing yields associated with higher performing products, and lower absorption of fixed overhead costs.

For the fiscal year ended September 30, 2022, Broadband gross profit decreased from the prior fiscal year primarily due to lower product revenue and the associated lower absorption of overhead costs in our wafer fabrication facility.

Selling, General, and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel related expenditures for sales and marketing, IT, finance, legal and human resources support functions.

For the fiscal year ended September 30, 2022, SG&A increased from the prior fiscal year primarily due to expenses related to the S&N and EMCORE Chicago acquisitions, and higher litigation costs, travel expenses, short-term consulting services, and the addition of EMCORE Chicago partially offset by lower variable incentive compensation.

Research and Development

Research and development (“R&D”) includes personnel related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to the future growth of our Aerospace and Defense segment.

For the fiscal years ended September 30, 2022 and 2021, Aerospace and Defense R&D expense was $15.5 million and $14.6 million, respectively. R&D increased from the prior fiscal year due to project and facility-related costs.

For each of the fiscal years ended September 30, 2022 and 2021, Broadband R&D expense was $3.0 million and $2.8 million, respectively.

Severance

For the fiscal year ended September 30, 2022, severance totaled approximately $1.4 million associated with the shutdown of manufacturing operations in Beijing, China.

(Gain) loss on Sale of Assets

For the fiscal years ended September 30, 2022 and 2021, (gain) loss on sale of assets totaled approximately $(2.7) million and $0.5 million, respectively as we sold certain CATV Lasers and Transmitters manufacturing equipment for purposes of outsourcing manufacturing of our CATV Lasers and Transmitters product line.

Impairment charge

For the fiscal year ended September 30, 2022, impairment charge totaled approximately $3.0 million as we wrote down long-lived assets related to our FOG products within our Inertial Navigation product line in our A&D reporting segment as there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line of the A&D segment that indicated the carrying amounts of our long-lived assets may not be recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long -lived assets and recognized the impairment charge against the FOG property, plant, and equipment by the amount by which the carrying value of the asset group's other long-lived assets exceeded their estimated fair value.

Gain on Extinguishment of Debt

For the fiscal year ended September 30, 2021, we recorded a gain on extinguishment of debt of $6.6 million related to the forgiveness in full of our PPP Loan, including accrued interest.

Interest (Expense) Income, net

During the fiscal years ended September 30, 2022 and 2021, we recorded $(0.1) million and $0.5 million of interest (expense) income, respectively. Interest expense, net increased due to the debt outstanding from our Credit Agreement entered into and due to having lower cash and cash equivalents balance earning interest income.

Foreign Exchange (Loss) Gain

For the fiscal years ended September 30, 2022 and 2021, we recorded foreign exchange (loss) gain of approximately $(0.4) million and $0.2 million, respectively related to the change in value of the Yuan Renminbi relative to the U.S. dollar.

Pension Income

For the fiscal year ended September 30, 2022, pension income totaled approximately $0.2 million related to the change in value of the pension benefit plan assets during the period. We assumed the Pension Plan on April 29, 2022 as a result of the acquisition of S&N.

Income Tax Benefit (Expense)

For the fiscal years ended September 30, 2022 and 2021, we recorded income tax benefit (expense) of approximately $0.1 million and $(0.6) million, respectively. Income tax benefit for the fiscal year ended September 30, 2022 is composed primarily of federal refund of AMT credit and state minimum tax expense. Income tax expense for the fiscal year ended September 30, 2021 is composed primarily of state minimum tax expense.

Liquidity and Capital Resources

We have historically consumed cash from operations, and in most periods, have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets and the execution of cost reduction initiatives, as well as borrowings from our Credit Agreement and capital markets transactions. As of September 30, 2022, cash and cash equivalents totaled $26.1 million and net working capital totaled $63.7 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•In December 2022, we consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in net proceeds of approximately $10.3 million, pursuant to the terms of the Tinley Park Purchase Agreement.
•In August 2022, we entered into the Credit Agreement with Wingspire that provides us with (a) and asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. As of September 30, 2022, an aggregate principal amount of $9.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.9 million was outstanding pursuant to the term loan facility, and an additional $3.9 million was available for borrowing. See Note 11 - Credit Agreement and PPP Loan in the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
•In August 2021, we entered into the Fastrain Asset Purchase Agreement, pursuant to which, among other items, Fastrain agreed to purchase certain of our CATV Lasers and Transmitters manufacturing equipment for purposes of outsourcing manufacturing of our CATV Optical Transmitters and Components product lines to Fastrain, for aggregate consideration of $6.2 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading “Fastrain Transaction” for additional information regarding the transactions with Fastrain.
•In February 2021, we closed our offering of 6,655,093 shares of our common stock at a price of $5.40 per share, resulting in net proceeds to us from the offering of $33.1 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading “Equity Offering” for additional information regarding the equity offering.

We believe that our existing balances of cash and cash equivalents, cash flows from operations, amounts expected to be available under the Credit Agreement and cash generated from sales or other monetization of certain assets will provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of these financial statements. We may require more capital than what we are able to generate from operations, the Credit Agreement or from sales or other monetization of certain assets. If we do require more capital, we could take additional actions to reduce our expenses or elect to raise capital through additional sales or other monetization of certain assets or additional debt or equity issuances. These alternatives may not be available to us on reasonable terms or at all, and could result in higher effective tax rates, increased interest expense, and/or dilution of ownership by our current shareholders.

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

	Year Ended September 30,
(in thousands, except percentages)	2022	2021	Change
Net cash provided by operating activities (net of acquired assets and assumed liabilities)	$2,956	$11,153	$(8,197)	(73.5)%
Net cash used in investing activities	$(62,697)	$(3,837)	$(58,860)	(1,534.0)%
Net cash provided by financing activities	$14,348	$33,725	$(19,377)	(57.5)%

For the fiscal year ended September 30, 2022, cash provided by operations declined compared to the prior fiscal year due to the cyclical nature of our CATV product revenue, cash used in investing activities increased due to the acquisitions of S&N and EMCORE Chicago in the current fiscal year and cash provided by financing activities decreased due to an offering of equity securities in the fiscal year ended September 30, 2021, resulting in net proceeds to us from the offering of $33.1 million, compared to borrowings under the Credit Facility in fiscal year ended September 30, 2022 in an aggregate amount of $15.5 million outstanding as of September 30, 2022. Going forward, we expect that we will continue to be in a cash used position due to our focus on future growth.

Operating Activities

For the fiscal year ended September 30, 2022, operating activities provided cash of $3.0 million, primarily due to net loss of $24.3 million and adjustments for non-cash charges, including depreciation and amortization expense of $4.8 million, stock-based compensation expense of $5.4 million, an impairment charge of $3.0 million, and changes in operating assets and liabilities (or working capital components), of $15.9 million offset by a gain on disposal of assets of $2.7 million. The change in operating assets and liabilities was primarily the result of a decrease in accounts receivable and contract assets of $19.5 million, inventory of $6.2 million and a decrease in accrued expenses and other current liabilities of $2.4 million offset by an increase in other assets of $7.1 million, and a decrease in accounts payable of $7.3 million.

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

Investing Activities

For the fiscal year ended September 30, 2022, investing activities used cash of $62.7 million primarily due to $59.9 million used in our acquisitions of the S&N and EMCORE Chicago businesses and capital-related expenditures of $6.6 million, partially offset by cash proceeds from the disposal of property, plant and equipment of $3.7 million.

For the fiscal year ended September 30, 2021, investing activities used cash of $3.8 million primarily from capital-related expenditures of $5.4 million partially offset by cash proceeds from the future sale of assets of $0.8 million and cash proceeds from the disposal of property, plant and equipment of $0.7 million.

Financing Activities

For the fiscal year ended September 30, 2022, financing activities provided cash of $14.3 million, primarily due to proceeds from credit facilities of $21.9 million offset by taxes paid related to net share settlement of equity awards of $0.3 million.

For the fiscal year ended September 30, 2021, financing activities provided cash of $33.7 million, primarily due to proceeds from issuance of employee stock purchase plan and equity awards of $0.8 million, proceeds from sale of common stock of $35.9 million offset by issuance costs of $2.8 million.

Contractual Obligations and Commitments

Contractual obligations and commitments over the next five fiscal years are summarized in the table below and are presented as of September 30, 2022:

(in thousands)	Total	Less Than a Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Purchase obligations	$27,627	$27,026	$591	$10	$—
Asset retirement obligations	4,664	—	2,556	—	2,108
Operating lease obligations	31,462	3,387	6,689	4,048	17,338
Pension obligations	5,637	600	1,141	1,148	2,748
Total contractual obligations and commitments	$69,390	$31,013	$10,977	$5,206	$22,194

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to consolidated results of operations.

Purchase Obligations

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2022. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on business needs prior to the delivery of goods or performance of services. The purchase obligations of $27.6 million as of September 30, 2022, set forth above primarily relates to open purchase orders to our contract manufacturers, component suppliers, service partners, and other vendors, including capital expenditures related to facility renovations.

Asset Retirement Obligations

We have known conditional Asset Retirement Obligation (“ARO”) conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to AROs.

Operating Lease Obligations

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. See Note 11 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to operating lease obligations.

Pension Obligations

Future pension obligation payments are subject to revaluation and are dependent on pension fund asset performance and pension obligation valuation assumptions. See Note 9 – Benefit Plans in the Notes to Consolidated Financial Statements for additional information related to pension obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases described above that have or are reasonably likely to have a current or future material effect on consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

EMCORE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,625	$71,621
Restricted cash	520	61
Accounts receivable, net of credit loss of $337 and $260, respectively	18,073	31,849
Contract assets	4,560	361
Inventory	37,035	32,309
Prepaid expenses and other current assets	7,124	6,877
Assets held for sale	—	1,241
Total current assets	92,937	144,319
Property, plant, and equipment, net	37,867	22,544
Goodwill	17,894	69
Operating lease right-of-use assets	23,243	13,489
Other intangible assets, net	14,790	167
Other non-current assets	2,351	225
Total assets	$189,082	$180,813
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,729	$16,686
Accrued expenses and other current liabilities	8,124	9,568
Loan payable - current	852	—
Contract liabilities	5,300	368
Operating lease liabilities - current	2,213	1,198
Total current liabilities	29,218	27,820
Operating lease liabilities - non-current	21,625	12,684
Line of credit	9,599	—
Loan payable - non-current	5,042	—
Asset retirement obligations	4,664	2,049
Other long-term liabilities	106	794
Total liabilities	70,254	43,347
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized; 44,497 shares issued and 37,591 shares outstanding as of September 30, 2022; 43,890 shares issued and 36,984 shares outstanding as of September 30, 2021	787,347	782,266
Treasury stock at cost; 6,906 shares	(47,721)	(47,721)
Accumulated other comprehensive income	1,301	687
Accumulated deficit	(622,099)	(597,766)
Total shareholders’ equity	118,828	137,466
Total liabilities and shareholders’ equity	$189,082	$180,813
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
(in thousands, except per share data)	2022	2021
Revenue	$124,126	$158,444
Cost of revenue	94,408	96,956
Gross profit	29,718	61,488
Operating expense:
Selling, general, and administrative	33,710	24,544
Research and development	18,536	17,448
Severance	1,353	—
(Gain) loss on sale of assets	(2,685)	515
Impairment charge	2,956	—
Total operating expense	53,870	42,507
Operating (loss) income	(24,152)	18,981
Other (expense) income:
Gain on extinguishment of debt	—	6,561
Interest income (expense), net	(139)	466
Foreign exchange gain (loss)	(352)	207
Pension income	171	0
Total other (expense) income	(320)	7,234
(Loss) income before income tax benefit (expense)	(24,472)	26,215
Income tax benefit (expense)	139	(572)
Net (loss) income	$(24,333)	$25,643
Foreign exchange translation adjustment	173	(231)
Pension adjustment	441	—
Comprehensive (loss) income	$(23,719)	$25,412
Per share data:
Net (loss) income per basic share:	$(0.65)	$0.75
Weighted-average number of basic shares outstanding	37,269	34,020
Net (loss) income per diluted share	$(0.65)	$0.72
Weighted-average number of diluted shares outstanding	37,269	35,789
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended September 30,
(in thousands)	2022	2021
Shares of common stock
Balance, beginning of period	36,984	29,550
Stock-based compensation	601	572
Stock option exercises	6	15
Issuance of common stock - ESPP	—	192
Sale of common stock	—	6,655
Balance, end of period	37,591	36,984
Value of common stock
Balance, beginning of period	$782,266	$744,361
Stock-based compensation	5,374	4,180
Stock option exercises	29	77
Tax withholding paid on behalf of employees for stock-based awards	(322)	(260)
Issuance of common stock - ESPP	—	767
Sale of common stock, net of offering costs	—	33,141
Balance, end of period	787,347	782,266
Treasury stock, beginning and ending of period	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	687	918
Translation adjustment	173	(231)
Pension income	441	—
Balance, end of period	1,301	687
Accumulated deficit
Balance, beginning of period	(597,766)	(623,409)
Net (loss) income	(24,333)	25,643
Balance, end of period	(622,099)	(597,766)
Total shareholders’ equity	$118,828	$137,466
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(24,333)	$25,643
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,775	4,061
Stock-based compensation expense	5,374	4,180
Provision adjustments related to credit loss	170	33
Provision adjustments related to product warranty	174	322
(Gain) loss on disposal of property, plant, and equipment	(2,685)	515
Impairment charge	2,956	0
Other	631	(658)
Total non-cash adjustments	11,395	8,453
Changes in operating assets and liabilities:
Accounts receivable and contract assets	19,547	(5,348)
Inventory	6,220	(6,326)
Other assets	(7,124)	(1,500)
Accounts payable	(7,285)	(420)
Contract liabilities	2,650	(164)
Operating lease liabilities - current	(487)	206
Accrued expenses and other current liabilities	2,373	(9,391)
Total change in operating assets and liabilities	15,894	(22,943)
Net cash provided by operating activities	2,956	11,153
Cash flows from investing activities:
Purchase of equipment	(6,565)	(5,358)
Acquisition of business, net of cash acquired	(59,861)	—
Proceeds from future sale of assets	—	834
Proceeds from disposal of property, plant, and equipment	3,729	687
Net cash used in investing activities	(62,697)	(3,837)
Cash flows from financing activities:
Proceeds from borrowings of credit facilities	21,863	—
Payments towards credit facilities	(7,222)	—
Proceeds from employee stock purchase plans and exercise of equity awards	—	844
Proceeds from sale of common stock	29	35,937
Issuance cost associated with sale of common stock	—	(2,796)
Taxes paid related to net share settlement of equity awards	(322)	(260)
Net cash provided by financing activities	14,348	33,725
Effect of exchange rate changes provided by foreign currency	(144)	103
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,537)	41,144
Cash, cash equivalents and restricted cash at beginning of period	71,682	30,538
Cash, cash equivalents and restricted cash at end of period	$26,145	$71,682
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$40	$61
Cash paid during the period for income taxes	$547	$975
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(76)	$360

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022 and 2021

NOTE 1.    Description of Business

We are a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of chips, laser components, and optical subsystems for use in the Broadband and Cable TV (“CATV”) industries. We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today are a leading provider of advanced mixed-signal products serving the aerospace and defense and broadband communications markets. The mixed-signal technology, at the heart of our broadband communications products, is shared with our fiber optic gyros (“FOGs”) and inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. Over the last three years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022. We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our vertically-integrated manufacturing strategy for quartz and FOG products for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. We design and manufacture industry-leading QMEMS, lithium niobate, and InP chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Our best-in-class components and systems support a broad array of applications including navigation and inertial sensing, defense optoelectronics, broadband communications, optical sensing, and specialty chips for telecom and data center applications.

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

Going Concern Basis

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s recent operating losses and determined that the Company’s current cash on hand, operating plan, and sources of capital will be sufficient for the Company to continue as a going concern. The Company has taken a number of actions to continue to support its operations and meet its obligations, including recent acquisitions that have increased revenue, headcount and cost reductions, monetization of certain fixed assets and real estate, and entering into financing activities. The Company believes that its existing liquidity will be sufficient to meet anticipated cash needs for at least the next 12 months from the issuance date of these financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable; inventories; goodwill; long-lived assets; product warranty liabilities; legal contingencies; income taxes; asset retirement obligations, and pension obligation, as well as the evaluation associated with the going concern determination.

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

Concentration of Credit Risk

Financial instruments that may subject us to concentrations of credit risk consist primarily of accounts receivable. When necessary, we perform credit evaluations on customers’ financial condition and occasionally we request deposits in advance of shipping product to customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write off experience, and financial review of the particular customer.

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

Inventory

Inventory is stated at the lower of cost or net realizable value (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of revenue. We evaluate inventory levels at least quarterly against an estimate of future demand on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur, charges to write-down inventory. See Note 6 - Inventory in the Notes to Consolidated Financial Statements for additional information related to inventory.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. We depreciate buildings over forty years, equipment over three to seven years, furniture and fixtures over five years, computer hardware and software over three to five years. Leasehold improvements are amortized over the lesser of the asset life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive (loss) income. See Note 7 - Property, Plant, and Equipment, net in the Notes to Consolidated Financial Statements for additional information related to the impairment charge during the fiscal year ended September 30, 2022.

Valuation of Long-lived Assets

Long-lived assets consist primarily of intangible assets, net and property, plant, and equipment, net. Since long-lived assets are subject to amortization and depreciation, we review these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds the carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in operations, and estimated salvage values.

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

Cash and cash equivalents consists primarily of bank deposits or highly liquid short-term investments with a maturity of three months or less at the time of purchase. Restricted cash represents cash temporarily reserved by the Company. Cash, cash equivalents and restricted cash are based on Level 1 measurements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, and accounts payable approximate fair value because of the short maturity of these instruments.

Revenue Recognition

To determine the proper revenue recognition, we perform the following five steps: (a) identify the contract(s) with a customer; (b) identify the performance obligations in the contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in the contract; and (e) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

The majority of revenues are from product sales to customers, pursuant to purchase orders. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. When we perform shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

We also enter into non-recurring engineering contracts. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the customer obtains control of the promised goods or services. For contracts that include multiple performance obligations, we allocate revenue to each performance obligation based on estimates of the relative standalone selling price that we would charge the customer for each promised product or service.

In addition, we follow the percentage of completion method of revenue recognition for the majority of our S&N revenue, as these contracts typically are for products specific to the customer and there is no alternative use for the product. We recognize revenue progressively as the customer takes control of the manufactured products built to customer specifications. Under these S&N manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built.

In certain instances, inventory is maintained by customers at consigned locations. Revenues from consigned sales are recognized when the customer obtains control of our product, which occurs at a point in time. This is typically when the customer pulls product for use.

We use a number of wholesale distributors around the world and recognize revenue when the wholesale distributor obtains control of our product, which occurs at a point in time, typically upon shipment. Wholesale distributors are contractually obligated to pay us on standard commercial terms, consistent with our end-use customers. We do not sell to wholesale distributors on consignment and do not give wholesale distributors a right-of-return.

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

Receivables, Net

Receivables, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for credit loss to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, and collateral to the extent applicable.

Contract Assets

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms.

Contract Liabilities

A contract liability is recognized when the Company has billed and received payment from a customer, but has not yet earned revenue. Contract liabilities are classified as current liabilities and transferred to revenue when revenue recognition standards have been met.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $24.9 million. The Company expects to recognize revenue on the remaining performance obligations by fiscal year 2025.

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

Leases

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

Purchase Accounting

The Company accounts for acquisitions of businesses under the acquisition method of accounting. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities are provisional and could change as additional information is received. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practicable, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill.

Inventory, long-lived assets, goodwill, and other intangible assets generally represent the largest components of our acquisitions. Inventory is valued utilizing net realizable value method. Property, plant, and equipment is valued utilizing a cost and market approach. Intangible assets are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, technology, IPR&D, and trademarks. Determination of the estimated fair value of intangible assets requires judgment. The estimated fair value of technology, IPR&D, and trademarks, is determined utilizing the relief from royalty method. Under this form of income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the technology, IPR&D, and trademarks and discounted to present value. The estimated fair value of customer relationships is determined using the multiple period excess earnings method. Under this form of income approach, net cash flows attributable to the subject asset are typically calculated net of fair returns on and of all assets that are necessary to realize the cash flows. Cash flows of the subject intangible asset are charged amounts representing a return of and a return on these contributory assets (based on the fair values of the contributory assets).

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing various exceptions, such as the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments in this update also simplify the accounting for income taxes related to income-based franchise taxes and require that an entity reflect enacted tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard was effective for our fiscal year beginning October 1, 2021. The adoption of this new standard did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. ASU 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contract. ASU 2021-08 is effective for the Company for our annual and interim periods beginning October 1, 2023. We early adopted this standard effective with our fiscal year beginning October 1, 2021. The early adoption of this new standard did not have a material impact on the consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

There are no recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

NOTE 3.     Acquisitions

On April 29, 2022, we completed the acquisition of the L3Harris Technologies, Inc. (“L3H”) Space and Navigation business (“S&N”) for a total purchase price of approximately $5.0 million in cash, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments, resulting in a final adjusted purchase consideration transferred of $4.9 million. Following the closing, S&N results are included in our Aerospace and Defense reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of S&N from the acquisition date of $10.1 million and $0.5 million, respectively, is included in our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended September 30, 2022.

On August 9, 2022, we completed the acquisition of the KVH Industries, Inc. (“KVH”) FOG and Inertial Navigation Systems business (“EMCORE Chicago”) pursuant to that certain Sale Agreement, pursuant to which we acquired substantially all of KVH's assets and liabilities primarily related to the segment, including property interests in the Tinley Park Facility, for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the closing, EMCORE Chicago results are included in our Aerospace and Defense reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of EMCORE Chicago from the acquisition date of $6.1 million and $0.7 million, respectively, is included in our consolidated statements of operations and comprehensive (loss) income for the fiscal year ended September 30, 2022.

Preliminary Purchase Price Allocation

The total purchase price for each of the S&N acquisition and the EMCORE Chicago acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Due to the fact that each such acquisition occurred in the current fiscal year, the Company's fair value estimates for the purchase price allocations are preliminary. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the applicable acquisition date. Since acquisition, the preliminary purchase price allocations for S&N has changed by $2.3 million as a reduction to contract assets and an increase to goodwill acquired. The preliminary estimates that are not yet finalized for S&N relate to identifiable intangible assets and asset retirement obligations. The preliminary estimates that are not yet finalized for EMCORE Chicago relate to identifiable intangible assets. Goodwill is measured as the excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill. Goodwill from these acquisitions totaled $17.8 million, of which 74.8% was the result of the EMCORE Chicago acquisition, which expanded EMCORE's competitive position in the Inertial Navigation market.

The table below represents the preliminary purchase price allocation to the assets acquired and liabilities assumed of S&N based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$803
Inventory	370
Contract assets	3,920
Operating lease right-of-use assets	1,529
Property, plant, and equipment	1,996
Net pension benefit assets	1,727
Intangible assets acquired	1,970
Goodwill	4,483
Liabilities assumed:
Accounts payable	(1,226)
Accrued expenses	(622)
Contract liabilities	(6,024)
Operating lease liabilities	(1,565)
Asset retirement obligations	(2,500)
Total purchase consideration	$4,861

The table below represents the preliminary purchase price allocation to the assets acquired and liabilities assumed of EMCORE Chicago based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$4,977
Inventory	10,800
Prepaid expenses and other current assets	1,483
Property, plant, and equipment	14,442
Intangible assets acquired	12,770
Goodwill	13,342
Liabilities assumed:
Accounts payable	(1,699)
Accrued expenses	(485)
Contract liabilities	(637)
Other long-term liabilities	(8)
Total purchase consideration	$54,985

Included in intangible assets acquired are customer relationships of $2.3 million, technology of $2.4 million, in-process research and development of $5.9 million, and trademarks of $2.2 million.
For the fiscal year ended September 30, 2022, the Company incurred transaction costs of approximately $6.1 million in connection with the acquisitions, which were expensed as incurred and included in selling, general and administrative expenses within the accompanying consolidated statements of operations and comprehensive (loss) income.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented for the fiscal years ended September 30, 2022 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2020, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	Year Ended September 30, 2022
(in thousands, except per share data)	EMCORE (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$118,029	$31,757	$—		$149,786
Cost of revenue	89,486	24,347	683	(a)	114,516
Gross profit	28,543	7,410	(683)		35,270
Operating expense:
Selling, general, and administrative	33,294	9,670	(4,102)	(a)(b)	38,862
Research and development	18,401	4,946	(1,057)	(a)(b)	22,290
Severance	1,357	(4)	—		1,353
Gain on sale of assets	(2,685)	—	—		(2,685)
Impairment charge	2,956	—	—		2,956
Total operating expense	53,323	14,612	(5,159)		62,776
Operating loss	(24,780)	(7,202)	4,476		(27,506)
Other (expense) income:
Interest expense, net	(139)	—	(1,060)	(c)	(1,199)
Foreign exchange loss	(352)	—	—		(352)
Pension income	148	—	—		148
Other income	—	137	—		137
Total other expense	(343)	137	(1,060)		(1,266)
Loss before income tax benefit	(25,123)	(7,065)	3,416		(28,772)
Income tax benefit (expense)	139	(42)	(19)	(d)(e)	78
Net loss	(24,984)	(7,107)	3,397		(28,694)
Foreign exchange translation adjustment	172	—	—		172
Pension adjustment	441	—	—		441
Comprehensive loss	$(24,371)	$(7,107)	$3,397		$(28,081)
Per share data:
Net loss per basic share:	$(0.67)		$—		$(0.77)
Weighted-average number of basic and diluted shares outstanding	37,269		$—		37,269

(a) Reflects the impact to depreciation expense and amortization expense as a result of the change in fair value of property, plant, and equipment and intangible assets acquired. Adjustment was made to the unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 2022.

(b) Reflects the deduction of various sales, general, and administrative and research and development expenses allocated from corporate overhead to EMCORE Chicago during the periods presented that will not be incurred on an ongoing basis as a result of existing EMCORE management structures in place, which will provide the same support to EMCORE Chicago upon completion of a transition services agreement entered into between EMCORE and KVH in connection with the EMCORE Chicago acquisition. Amounts were estimated based on historical allocation included in the stand-alone financial statements of

EMCORE Chicago. However, actual costs to be incurred associated with corporate support may vary under the EMCORE structure.

(c) Reflects the impact of interest expense related to cash from borrowing facility for funding of the transaction.

(d) Reflects the current tax expense due to additional income and deferred income tax expense related to deferred tax liability generated from annual tax amortization of indefinite-lived assets that were acquired for the periods presented. Such amounts were determined based on the effective tax rate of EMCORE rather than statutory tax rates as a result of a tax valuation allowance covering substantially all deferred tax assets and the existence of tax loss carryforwards present at both entities.

(e) Reflects the deduction of the income tax expense related to the FIN 48 liability of EMCORE Chicago that is not assumed by EMCORE.

NOTE 4.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	September 30,
(in thousands)	2022	2021
Cash	$20,011	$16,547
Cash equivalents	5,614	55,074
Restricted cash	520	61
Total cash, cash equivalents, and restricted cash	$26,145	$71,682

Restricted cash as of September 30, 2022 increased from September 30, 2021 due to an additional reserve related to our workers' compensation insurance policy. A reserve was taken as of June 30, 2022 in lieu of a corresponding letter of credit that was previously in place under our Credit and Security Agreement with Wells Fargo Bank, N.A., (“Wells Fargo”) which terminated in May 2022 pursuant to its terms.

NOTE 5.    Accounts Receivable, net

The components of accounts receivable, net consisted of the following:

	September 30,
(in thousands)	2022	2021
Accounts receivable, gross	$18,410	$32,109
Allowance for credit loss	(337)	(260)
Accounts receivable, net	$18,073	$31,849

The following table summarizes changes in the allowance for credit loss:

	Year Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$260	$227
Additions from acquisitions	106	—
Provision adjustment - expense, net of recoveries	229	90
Write-offs and other deductions	(258)	(57)
Balance at end of period	$337	$260

NOTE 6.    Inventory

The components of inventory consisted of the following:

	September 30,
(in thousands)	2022	2021
Raw materials	$22,927	$16,146
Work in-process	9,587	11,410
Finished goods	4,521	4,753
Inventory	$37,035	$32,309

NOTE 7.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	September 30,
(in thousands)	2022	2021
Land	$995	$—
Building	8,805	—
Equipment	42,330	37,985
Furniture and fixtures	1,394	1,125
Computer hardware and software	3,378	3,575
Leasehold improvements	7,180	6,663
Construction in progress	9,886	9,247
Property, plant, and equipment, gross	$73,968	$58,595
Accumulated depreciation	(36,101)	(36,051)
Property, plant, and equipment, net	$37,867	$22,544

Depreciation expense totaled $4.6 million and $4.0 million during the fiscal years ended September 30, 2022 and 2021, respectively. During the fiscal years ended September 30, 2022 and 2021, the Company sold certain equipment and recognized a gain (loss) on sale of assets of $2.7 million and $(0.5) million, respectively.

During 2022, there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line of the A&D segment that indicated the carrying amounts of our long-lived assets may not be recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long -lived assets and recognized an impairment charge within operating expenses of $3.0 million against the FOG property, plant, and equipment by the amount by which the carrying value of the asset group's other long-lived assets exceeded their estimated fair value for the fiscal year ended September 30, 2022. Key assumptions utilized in the determination of fair value include expected future cash flows and working capital requirements. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of September 30, 2022 and 2021, approximately 95% and 97%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in Thailand. The increase in long-lived assets in Thailand was a result of consigning additional equipment in CIP for production purposes for use predominantly in the CATV Lasers and Transmitters product line.

NOTE 8.    Intangible Assets and Goodwill

Intangible assets arose from the acquisition of SDI in 2019 and the acquisitions of S&N and EMCORE Chicago in the current fiscal year and are reported within the A&D segment. Intangible assets are amortized on a straight-line basis over the estimated useful life of: (a) 7.0 years for patents (b) 8.0 years for customer relationships, and (c) 2.0-8.0 years for technology.IPR&D is indefinite-lived until completion of the related development project, at which point amortization of the carrying value of the technology will commence. Trademarks are indefinite-lived.

The following table summarizes changes in intangible assets, net:

	Year Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$167	$202
Additions from acquisition	14,740	—
Amortization	(117)	(35)
Balance at end of period	$14,790	$167

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

(in thousands, except weighted average remaining life)	Year Ended September 30, 2022
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.4	$10,991	$(8,261)	$2,730
Customer relationships	4.6	3,260	(50)	3,210
Definite-lived intangible assets total		$14,251	$(8,311)	$5,940

As of September 30, 2022 IPR&D and trademarks was approximately $6.7 million and $2.2 million, respectively.

(in thousands, except weighted average remaining life)	Year Ended September 30, 2021
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	4.7	$8,361	$(8,194)	$167

Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2022 is as follows:

(in thousands)	Amount
2023	$1,057
2024	1,038
2025	1,011
2026	609
2027	586
Thereafter	1,639
Total amortization expense	$5,940

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. $17.8 million of the Company's goodwill of $17.9 million relates to the recent S&N and EMCORE Chicago acquisitions and are within the A&D segment. None of the Company's goodwill is deductible for tax purposes. The following table summarizes changes in goodwill:

	Year Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$69	$69
Additions from acquisition	17,825	—
Balance at end of period	$17,894	$69

NOTE 9.    Benefit Plans

We assumed the Pension Plan on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the period from April 29, 2022 to September 30, 2022. We do not anticipate making any contributions for the fiscal year ending September 30, 2023.

The following table presents the benefit obligation, fair value of the plan assets, and funded status of the plan:

(in thousands)	September 30, 2022
Change in Benefit Obligation
Benefit obligation at April 29, 2022	$8,203
Service cost	49
Interest cost	130
Participant contributions	—
Amendments	—
Actuarial losses (gains)	(901)
Benefits paid	(149)
Business combinations and (divestitures)	—
Curtailments, settlements and/or special/contractual termination benefits	—
Benefit obligation at September 30, 2022	$7,332
Change in Plan Assets
Fair value at April 29, 2022	$9,930
Actual return on plan assets	(312)
Company contributions	—
Participant contributions	—
Benefits paid	(149)
Expenses paid	—
Business combinations and (divestitures)	—
Curtailments, settlements and/or special/contractual termination benefits	—
Fair value at September 30, 2022	$9,469
Funded Status
Funded status at September 30, 2022	$2,137
Amounts Recognized in Balance Sheets
Non-current assets	$2,137
Current liabilities	$—
Non-current liabilities	$—
Amounts Recognized in Accumulated Other Comprehensive Income
Transition obligation (asset)	$—
Prior service cost (credit)	$—
Net loss (gain)	$(441)
Net periodic pension cost
Service cost	$49
Interest cost	130
Expected return on plan assets	(148)
Amortization of transition obligation (asset)	—
Amortization of prior service cost (credit)	—
Amortization of net loss (gain)	—
Recognition due to settlement, curtailment, and special/contractual termination benefits	—
Net periodic pension cost	$31

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income
Net loss (gain)	$(441)
Prior service cost (credit)	—
Amortization of net (loss) gain	(1,831)
Amortization of prior service cost (credit)	—
Amortization of initial asset	—
Total recognized in other comprehensive (loss) income	$(441)
Actuarial (Gain) Loss by Source
Updated census	$(55)
Updated discount rate	(846)
Total	$(901)
Estimated Future Benefit Payments
2023	$600
2024	579
2025	562
2026	575
2027	573
Thereafter	2,748
Total	$5,637
Weighted Average Assumptions to Determine Benefit Obligations at Year End
Discount rate	5.6%
Rate of compensation increase	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.4%
Rate of compensation increase	N/A

Net pension asset is included as a component of other non-current assets on the consolidated balance sheets as of September 30, 2022. As of September 30, 2022 the Pension Plan assets consist primarily of cash and cash equivalents, we manage a liability driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for each of the fiscal years ended September 30, 2022 and 2021 was approximately $1.2 million and $1.1 million, respectively.

NOTE 10.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	September 30,
(in thousands)	2022	2021
Compensation	$4,213	$7,192
Warranty	1,504	1,125
Legal expenses and other professional fees	275	152
Income and other taxes	—	104
Severance and restructuring accruals	423	—
Litigation settlement accrual	341	70
Other	1,368	925
Accrued expenses and other current liabilities	$8,124	$9,568

Severance and restructuring-related accruals specifically relate to the reductions in force. Expense related to severance and restructuring accruals is included in SG&A expense on the consolidated statements of operations and comprehensive (loss) income. In an effort to better align current and future business operations related to CATV product lines, we reduced our workforce and recorded $0.1 million in severance expense in the fiscal year ended September 30, 2021 and there was $1.4 million in severance expense recorded in the fiscal year ended September 30, 2022. As of September 30, 2022 and 2021 there was $0.4 million and $0.0 million accrued. We expect to have fully exited from our operations in China by the quarter ending June 30, 2023 and do not expect to incur any further costs related to the exit beyond the amount currently accrued.

The following table summarizes the changes in product warranty accrual accounts:

	Year Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$1,125	$803
Additions from acquisitions	437	—
Provision for product warranty expense	251	505
Adjustments and utilization of warranty accrual	(309)	(183)
Balance at end of period	$1,504	$1,125

NOTE 11.    Credit Agreement and PPP Loan

Wingspire Credit Agreement

On August 9, 2022, EMCORE and EMCORE Space & Navigation Corporation, our wholly-owned subsidiary, entered into that certain Credit Agreement with the lenders party thereto and Wingspire Capital LLC (“Wingspire”), as administrative agent for the lenders, as amended pursuant to that First Amendment to Credit Agreement, dated as of October 25, 2022, among EMCORE and EMCORE Space & Navigation Corporation, EMCORE Chicago Inertial Corporation, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $6.0 million.

The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes.

Borrowings under the Credit Agreement will mature on August 8, 2025, and will bear interest, at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of term loans. In addition, the Borrowers will be responsible for Wingspire’s annual collateral monitoring fees as well as the lenders’ fees and expenses, including a closing fee of 1.0% of the aggregate principal amount of the commitments as of the closing with respect to revolving loans and 1.50% of the aggregate principal amount of the commitments as of the closing with respect to term loans. The Borrowers may also be required to pay an unused line fee of 0.50% in respect of the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

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

In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement are secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

At the closing under the Credit Agreement, the Borrowers borrowed revolving loans in an aggregate principal amount of $14.3 million and term loans in an aggregate principal amount equal to the entire term loan commitment.

As of September 30, 2022, an aggregate principal amount of $9.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.9 million was outstanding pursuant to the term loan facility. Also, as of September 30, 2022, the revolving credit facility had approximately $3.9 million available for borrowing. Provided that no event of default has occurred, and subject to availability limitation, loans under the revolving credit facility can continue to be drawn/redrawn until expiration in 2025.

Our future term loan repayments is as follows:

(in thousands)	Amount
2023	$852
2024	852
2025	852
2026	852
2027	2,487
Total loan payments	$5,895

PPP Loan

On May 3, 2020, the Company entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo under the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act and administered by the U.S. Small Business Administration (the “SBA”) to receive loan proceeds of approximately $6.5 million (the “PPP Loan”), which the Company received on May 6, 2020.

During 2021 the Company received a notification from Wells Fargo that the SBA approved the Company’s PPP Loan forgiveness application for the entire PPP Loan balance of approximately $6.5 million, including all accrued interest thereon, and that the remaining PPP Loan balance is zero. The forgiveness of the PPP Loan was recognized during the Company’s fiscal quarter ended June 30, 2021. The Company recorded the gain on debt extinguishment in other income (expense) in the statements of operations and comprehensive (loss) income.

NOTE 12.    Income and Other Taxes

The Company’s (loss) income from operations before income taxes consisted of the following:

	Year Ended September 30,
(in thousands)	2022	2021
Domestic	$(22,510)	$25,744
Foreign	(1,962)	471
(Loss) income before income taxes	$(24,472)	$26,215

The Company’s income tax (benefit) expense consisted of the following:

	Year Ended September 30,
(in thousands)	2022	2021
Federal:
Current	$(125)	$—
Deferred	12	—
	(113)	—
State:
Current	(37)	990
Deferred	11	—
	(26)	990
Foreign:
Current	—	(418)
Deferred	—	—
	—	(418)
Total income tax (benefit) expense	$(139)	$572

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations (loss) income before provision for income taxes is as follows:

	Year Ended September 30,
(in thousands)	2022	2021
Income tax expense (benefit) computed at U.S. federal statutory rate	$(5,139)	$5,506
State tax expense (benefit), net of U.S. federal effect	(27)	990
Foreign tax rate differential	(73)	24
Effect due to change in tax rate	—	—
Shortfall from stock based compensation	141	(122)
Other	84	103
Federal benefit on PPP loan forgiveness	—	(1,363)
Change in uncertain tax positions	—	(419)
Net operating loss carryforward expiration	11,924	454
Change in valuation allowance	(7,049)	(4,601)
Income tax (benefit) expense	$(139)	$572
Effective tax rate	(0.6)%	2.2%

Significant components of deferred tax assets are as follows:

	September 30,
(in thousands)	2022	2021
Federal net operating loss carryforwards	$89,236	$96,289
Foreign net operating loss carryforwards	1,448	1,372
Income tax credit carryforwards	592	2,510
Inventory reserves	2,397	2,229
Accounts receivable reserves	57	62
Accrued warranty reserve	264	269
State net operating loss carryforwards	6,822	6,356
Stock compensation	1,352	979
Deferred compensation	465	476
Fixed assets and intangibles	202	(497)
ROU lease liability	5,862	3,289
ROU lease assets	(5,724)	(3,195)
Other	2,443	1,372
Total deferred tax assets	105,416	111,511
Valuation allowance	(105,439)	(111,511)
Net deferred tax liabilities	$(23)	$—

For the fiscal years ended September 30, 2022 and 2021, the Company recorded income tax benefit (expense) of approximately $0.1 million and $(0.6) million, respectively. Income tax benefit for the fiscal year ended September 30, 2022 is comprised primarily of federal refund of AMT credit and state minimum tax expense. Income tax expense for the fiscal year ended September 30, 2021 is comprised primarily of California state income tax due to temporary suspension of net operating loss credits and other state minimum tax expense, partially offset by the release of a reserve on uncertain tax benefits due to statutory limitation expiration.

For the fiscal years ended September 30, 2022 and 2021, the effective tax rate on operations was (0.6)%, and 2.2%, respectively. The lower tax rate for the fiscal year ended September 30, 2022 is primarily due to the federal refund of AMT credit. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of September 30, 2022 because we plan to indefinitely reinvest the unremitted earnings of the non-U.S. subsidiaries and all of the non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at September 30, 2022. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal year ended September 30, 2021, the Company released the ASC 740-10 reserve on uncertain tax benefits due to statutory limitation expiration

As of September 30, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $424.9 million which begin to expire in 2023. As of September 30, 2022, the Company had foreign net operating loss carryforwards of $5.8 million which begin to expire in 2023 as well as state net operating loss carryforwards of approximately $78.8 million which begin to expire in 2023. As of September 30, 2022, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $0.5 million. The research credits begin to expire in 2023. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Section 382 of the Code and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company’s consolidated net operating loss carryforwards. As a result of the $424.9 million of U.S. net operating loss carryforwards, approximately $165.4 million is subject to an annual limitation and $259.5 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

	September 30,
(in thousands)	2022	2021
Balance at beginning of period	$—	$419
Adjustments based on tax positions related to the current year	—	—
Adjustments based on tax positions of prior years	—	(419)
Balance at end of period	$—	$—

As we released the entire unrecognized tax benefits, as well as the associated interest and penalties as of September 30, 2021, there is no uncertain tax positions that will be paid or settled within the next 12 months. Interest that is accrued on tax liabilities is recorded within interest expense on the consolidated statements of operations. There is no interest and penalties accrued as tax liabilities on the consolidated balance sheet.

NOTE 13.    Commitments and Contingencies

Leases

We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. As of September 30, 2022, our operating leases had remaining lease terms of approximately 1 year to 13 years, some of which included options to extend 5 additional years. During the fiscal years ended September 30, 2022 and 2021, the Company recorded $2.9 million and $2.2 million of operating lease expense, respectively. The Company's finance leases and short term leases are immaterial.

Maturities of operating lease liabilities as of September 30, 2022 were as follows:

(in thousands)	Amount
2023	$3,387
2024	3,597
2025	3,092
2026	1,999
2027	2,049
Thereafter	17,338
Total lease payments	$31,462
Less imputed interest	(7,624)
Total operating lease liabilities	$23,838

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	September 30,
	2022	2021
Weighted average remaining lease term (years)	9.8	11.9
Weighted average discount rate	5.4%	6.1%

Supplemental cash information and non-cash activities related to operating leases are as follows:

	September 30,
(in thousands)	2022	2021
Operating cash outflows from operating leases	$2,781	$1,975
Right-of-use assets obtained in exchange for operating lease liabilities	$1,529	$10,358

Asset Retirement Obligations

ARO consists of legal requirements to decommission assets, restore the existing leased facilities to their original state, and perform certain environmental work due to the presence of a manufacturing fabrication operation. ARO includes assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities and is also capitalized as property, plant and equipment. The fair value of ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.73% to 3.31%.

The following table summarizes ARO activity:

	September 30,
(in thousands)	2022	2021
Balance at beginning of period	$2,049	$2,022
Additions from acquisitions	2,500	—
Accretion expense	90	48
Revision in estimated cash flows	25	(21)
Balance at end of period	$4,664	$2,049

Indemnifications

We have agreed to indemnify certain customers against claims of infringement of intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these customer indemnification obligations. We enter into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify them for certain potential expenses and liabilities arising from their status as a director or executive officer of the Company. We maintain director and officer insurance, which covers certain liabilities relating to our obligation to indemnify our directors and executive officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim.

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

Resilience Litigation

In February 2021, Resilience Capital (“Resilience”) filed a complaint against us with the Delaware Chancery Court containing claims arising from the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and the Buyer, pursuant to which SDI leased from the Buyer the Concord Real Property for a 15 year term. The Resilience complaint seeks, among other items, (a) a declaration that the Concord Property Sale included a non-cash component, (b) a decree requiring us and Resilience to follow the appraisal requirements set forth in that certain Purchase and Sale Agreement (the “SDI Purchase Agreement”), dated as of June 7, 2019, by and among the Company, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc., (c) recovery of Resilience’s costs and expenses, and (d) pre- and post-judgment interest.

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

NOTE 14.    Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain four equity incentive compensation plans, collectively described as our “Equity Plans”: (a) the 2010 Equity Incentive Plan (the “2010 Plan”), (b) the 2012 Equity Incentive Plan (the “2012 Plan”), (c) the 2019 Equity Incentive Plan (the “2019 Plan”), and (d) the 2022 New Employee Inducement Plan.

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In March 2022, our shareholders approved the Amended and Restated EMCORE Corporation 2019 Plan, which was adopted by the Company’s Board of Directors in December 2021 and increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 1.9 million shares. In August 2022, our Board of Directors adopted the EMCORE Corporation 2022 New Employee Inducement Plan, pursuant to which a maximum of 380,000 shares of the Company’s common stock may be issued or transferred pursuant to awards made as an inducement material to the grantee’s entering into employment with the Company to the extent such grantee was not previously an employee of the Company or is entering into employment following a bona fide period of non-employment with the Company.

Stock Options

Most stock options vest and become exercisable over four to five years and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Code.

The Company has estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The expected volatility assumption is based on the historical daily price data of the Company’s common stock over a period equivalent to the weighted average expected life of the Company’s options. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time the options granted are expected to be outstanding. The risk-free interest rate is based on the actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend yield of zero is based upon the fact that the Company has not historically declared or paid cash dividends, and does not expect to declare or pay dividends in the foreseeable future.

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2021	19,869	$4.59
Granted	—	—
Exercised	5,725	5.05
Forfeited	—	—
Expired	4,163	4.13
Outstanding as of September 30, 2022	9,981	$4.52	2.53	$—
Exercisable as of September 30, 2022	9,981	$4.52	2.53	$—
Vested and expected to vest as of September 30, 2022	9,981	$4.52	2.53	$—
___________________________________________
(*)    Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price. For the fiscal year ended September 30, 2021, the intrinsic value of options exercised was $0.

As of September 30, 2022, there was no unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans.

Valuation Assumptions

There were no stock option grants for the fiscal years ended September 30, 2022 and 2021.

Time-Based Restricted Stock

Time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted to employees under the 2010 Plan, 2012 Plan, the 2019 Plan, or the 2022 New Employee Inducement Plan typically vest over 3 to 4 years and are subject to forfeiture if employment terminates prior to the vesting or lapse of the restrictions, as applicable. RSUs are not considered issued or outstanding common stock until they vest. RSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied. The value of RSUs is determined by the stock price on the grant date.

The following table summarizes the activity related to RSUs and RSAs subject to time-based vesting requirements for the fiscal year ended September 30, 2022:

	RSUs		RSAs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2021	1,804,854	$4.61	—	$—
Granted	1,987,657	3.46	—	—
Vested	592,711	4.57	—	—
Forfeited	254,420	3.95	—	—
Non-vested as of September 30, 2022	2,945,380	$3.90	—	$—

As of September 30, 2022, there was approximately $9.5 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.9 years years. The 2.9 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $4.9 million and a weighted average remaining contractual term of 1.7 years years. For the fiscal years ended September 30, 2022 and 2021, the intrinsic value of RSUs vested was approximately $3.0 million and $3.6 million, respectively and the weighted average grant date fair value of RSUs granted was $3.46 and $3.41 per share, respectively.

For the fiscal year ended September 30, 2022, $27.3 thousand of RSAs vested. As of September 30, 2022, there was no remaining unamortized stock-based compensation expense associated with RSAs.

Performance-Based Restricted Stock

Performance based restricted stock units (“PSUs”) and performance-based shares of restricted stock (“PRSAs”) granted to employees under the 2012 Plan or 2019 Plan typically vest over 1 to 3 years and are subject to forfeiture in whole, if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest. PRSAs are considered issued and outstanding on the grant date and are subject to forfeiture if specified vesting conditions are not satisfied. PSUs and PRSAs that are granted to executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures performance against the Russell Microcap Index.

PSUs are valued based on a Monte Carlo simulation model to reflect the impact of the PSUs market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.

The following table summarizes the activity related to PSUs for the fiscal year ended September 30, 2022:

	PSUs
	Number of Shares (at target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2021	967,000	$5.01
Granted	1,082,053	4.51
Vested	92,352	5.19
Forfeited	147,648	5.19
Non-vested as of September 30, 2022	1,809,053	$4.69

As of September 30, 2022, there was approximately $5.0 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.7 years. The 1.8 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $3.0 million and a weighted average remaining contractual term of 1.7 years. For the fiscal years ended September 30, 2022 and 2021, the intrinsic value of PSUs vested was $321.3 thousand and $34.4 thousand, respectively. For the fiscal years ended September 30, 2022 and 2021, the weighted average grant date fair value of PSUs granted was $4.51 and $3.81 per share, respectively.

For the fiscal year ended September 30, 2022, no PRSAs vested. As of September 30, 2022, there was no remaining unamortized stock-based compensation expense associated with PRSAs.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Year Ended September 30,
(in thousands)	2022	2021
Employee stock options	$—	$2
RSUs and RSAs	2,576	2,093
PSUs and PRSAs	2,314	1,396
ESPP	—	307
Outside director equity awards and fees in common stock	484	382
Total stock-based compensation expense	$5,374	$4,180

The following table sets forth stock-based compensation expense by expense type:

	Year Ended September 30,
(in thousands)	2022	2021
Cost of revenue	$952	$767
Selling, general, and administrative	3,591	2,590
Research and development	831	823
Total stock-based compensation expense	$5,374	$4,180

Capital Stock

Authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,352 shares of preferred stock, $0.0001 par value. No shares of preferred stock were outstanding as of September 30, 2022.

On February 16, 2021, the Company closed our offering of 6,655,093 shares of our common stock, which included the full exercise of the underwriters’ option to purchase 868,056 additional shares of common stock, at a price to the public of $5.40 per share, resulting in net proceeds to us from the offering, after deducting the underwriting discounts and commissions and other offering expenses, of approximately $33.1 million. The shares were sold by us pursuant to an underwriting agreement with Cowen and Company, LLC, dated as of February 10, 2021. As of September 30, 2022 and 2021, we had 44.5 million and 43.9 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2022 and 2021.

(Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended September 30,
(in thousands, except per share data)	2022	2021
Numerator
Net (loss) income	$(24,333)	$25,643
Denominator
Weighted average number of shares outstanding - basic	37,269	34,020
Effect of dilutive securities
Stock options	—	7
PSUs, RSUs, and restricted stock	—	1,762
Weighted average number of shares outstanding - diluted	37,269	35,789
Earnings per share - basic	$(0.65)	$0.75
Earnings per share - diluted	$(0.65)	$0.72
Weighted average antidilutive options, unvested RSUs and RSAs, unvested PSUs and ESPP shares excluded from the computation	858	195

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding RSUs and RSAs, PSUs, stock options, and shares issuable under the employee stock purchase plan (“ESPP”) as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the fiscal year ended September 30, 2022 due to the Company incurring a net loss for such period.

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

Prior to termination of the ESPP, we issued new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal year ended September 30, 2021 totaled approximately 192.0 thousand. As of the termination of the ESPP in September 2021, the total amount of common stock issued under the ESPP totaled 3,395,090 shares.

Future Issuances

Common stock reserved for future issuances was as follows:

As of September 30, 2022
Exercise of outstanding stock options	9,981
Unvested RSUs and RSAs	2,945,380
Unvested PSUs and PRSAs (at 200% maximum payout)	3,618,106
Issuance of stock-based awards under the Equity Plans	271,282
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,933,490

NOTE 15.    Segment and Revenue Information

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

	Year Ended September 30,
(in thousands)	2022	2021
Revenue
Aerospace and Defense	$53,306	$50,838
Broadband	70,820	107,606
Total revenue	$124,126	$158,444
Segment profit
Aerospace and Defense gross profit	$5,357	$13,705
Aerospace and Defense research and development expense	15,543	14,616
Aerospace and Defense segment profit	$(10,186)	$(911)
Broadband gross profit	$24,361	$47,783
Broadband research and development expense	2,993	2,832
Broadband segment profit	$21,368	$44,951
Total segment profit	$11,182	$44,040

Product Categories

Revenue is classified by major product category as presented below:

	Year Ended September 30,
(in thousands)	2022	2021
Aerospace and Defense
Inertial Navigation	$45,318	$36,539
Defense Optoelectronics	7,988	14,299
Broadband
CATV Optical Transmitters and Components	58,488	95,255
Data Center Chips	4,814	3,106
Optical Sensing	7,518	9,245
Total revenue	$124,126	$158,444

Geographical Concentration

The following table sets forth revenue by geographic area based on customers’ billing addresses:

	Year Ended September 30,
(in thousands)	2022	2021
United States and Canada	$106,533	$139,443
Asia	8,697	11,836
Europe	6,489	4,802
Other	2,407	2,363
Total revenue	$124,126	$158,444

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. There were three and three significant customers representing an aggregate of 54.1% and 70.1% of consolidated revenue for the fiscal years ended September 30, 2022 and 2021, respectively. The percentage from significant customers decreased due to lower CATV revenue from our Broadband segment.

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

NOTE 16.    Subsequent Events

On December 13, 2022, EMCORE Chicago consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in net proceeds of approximately $10.3 million, pursuant to the terms of the Tinley Park Purchase Agreement. In connection with the sale of the real property interests in the Tinley Park Facility, we entered into the Lease Agreement with the Tinley Park Buyer pursuant to which we leased back the Tinley Park Facility for a 12 year term commencing on December 13, 2022, unless earlier terminated or extended in accordance with the terms of the Lease Agreement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Space & Navigation on April 29, 2022 and EMCORE Chicago on August 9, 2022, and management has excluded these from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. Space & Navigation represented approximately 11% of the Company’s consolidated total assets as of September 30, 2022 and approximately 8% of the Company’s consolidated revenue for the fiscal year ended September 30, 2022. EMCORE Chicago represented approximately 32% of the Company’s consolidated total assets as of September 30, 2022 and approximately 5% of the Company’s consolidated revenue for the fiscal year ended September 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of Space & Navigation and EMCORE Chicago.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Net realizable value of inventory

As discussed in Note 2 to the consolidated financial statements, net inventory was $37.0 million at September 30, 2022 compared to $32.3 million at September 30, 2021 which is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete. The determination of the excess and obsolete inventory requires management to make assumptions related to estimates of future inventory demand and market conditions.

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

Evaluation of acquisition date fair value of technology and in-process research and development

As discussed in Notes 2, 3 and 8 to the financial statements, on August 9, 2022, the Company acquired the KVH Industries, Inc. FOG and Inertial Navigation Systems business (EMCORE Chicago) in a business combination. The fair value of total consideration of the acquired business was $55.0 million of which $2.4 million was allocated to technology and $5.9 million was allocated to in-process research and development (IPR&D). The initial fair values of these acquired intangible assets are estimated using the relief from royalty method. Under this method a royalty rate based on observed market royalties is applied to projected revenue supporting the technology and IPR&D and discounted to present value.

We identified the evaluation of the initial measurement of the fair value of technology and IPR&D acquired in the EMCORE Chicago business combination as a critical audit matter. The estimated acquisition-date fair values of these intangible assets were sensitive to changes in significant assumptions used to measure their fair values. Specifically, there was a high degree of subjective auditor judgment involved in evaluating the following key assumptions: forecasted revenue growth rates, estimated royalty rate, and discount rates. In addition, individuals with specialized skills and knowledge were required to assess the royalty rate and the discount rates.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process including controls related to the development of the key assumptions. We evaluated the Company’s forecasted revenue growth assumptions related to the intangible assets by comparing forecasted revenue growth rates to the historic growth rates of the Company’s peers. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•developing an estimate of the fair value of the technology and IPR&D using the Company’s assumptions of cash flows, discount rates and royalty rate, and comparing the result to the Company’s fair value estimate
•evaluating the Company’s estimated royalty rate by comparing the rate of publicly available third-party market data for comparable entities
•evaluating the Company’s discount rates by performing an independent analysis using inputs and assumptions deemed reasonable and comparing the results used to the Company’s calculation.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.

Los Angeles, California
December 28, 2022

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of management, we conducted an evaluation of the effectiveness of internal control over financial reporting as of September 30, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that internal control over financial reporting was effective as of September 30, 2022.

The Company acquired S&N on April 29, 2022 and EMCORE Chicago on August 9, 2022, and management has excluded these from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. S&N represented approximately 11% of the Company’s consolidated total assets as of September 30, 2022 and approximately 8% of the Company’s consolidated revenue for the fiscal year ended September 30, 2022. EMCORE Chicago represented approximately 32% of the Company’s consolidated total assets as of September 30, 2022 and approximately 5% of the Company’s consolidated revenue for the fiscal year ended September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the ongoing COVID-19 pandemic, a significant number of employees are now working from home. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B. Other Information.

None.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our 2022 Proxy Statement.

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

ITEM 11.    Executive Compensation.

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

PART IV.

ITEM 15.    Exhibit and Financial Statement Schedules.

(a)(1)    Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
Consolidated Balance Sheets as of September 30, 2022 and 2021
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended September 30, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021
Notes to Consolidated Financial Statements

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

2.2
Sale Agreement, dated as of February 14, 2022, by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022).

2.3
First Amendment to Sale Agreement, dated as of March 1, 2022, by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.4
Second Amendment to Sale Agreement, dated as of March 31, 2022, by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.5
Third Amendment to Sale Agreement, dated as of April 29, 2022, by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.6
Asset Purchase Agreement, dated as of August 9, 2022, by and among EMCORE Corporation, Delta Acquisition Sub, Inc., and KVH Industries, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022).

3(i).1	Restated Certificate of Incorporation, dated April 4, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2008).
3(i).2
Certificate of Amendment of Restated Certificate of Incorporation of EMCORE Corporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2012).

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

3(i).5
Certificate of Amendment to the Restated Certificate of Incorporation dated March 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

3(i).6	Certificate of Amendment to the Restated Certificate of Incorporation dated May 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2021).
3(ii).7	By-Laws of EMCORE Corporation, as amended through November 2, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2022).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).
4.2**	Description of EMCORE Corporation Capital Stock.
10.1
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.2†	Directors' Compensation Policy (effective March 18, 2021) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021).
10.3†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.4†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.5†	2012 Equity Incentive Plan, as amended and restated on January 19, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).
10.6†	Form of Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 14, 2015).
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

10.10†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2020).
10.11†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2014).

10.12†
Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, as amended and restated on December 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2022).

10.13†
Form of Time-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

10.14†
Form of Performance-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

10.15†
Form of Time-Based Restricted Stock Unit Award (for directors) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (as of March 2021) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021).

10.16†
Form of Performance-Based Restricted Stock Unit Award (for executive officers) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021).

10.17†
Form of Performance-Based Restricted Stock Unit Award (for executive officers) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.18†
Employment Agreement, dated August 7, 2019, by and between EMCORE Corporation and Tom Minichiello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2019).

10.19
Manufacturing Supply Agreement, dated as of August 9, 2021, by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

10.20
Amendment to Manufacturing Supply Agreement, dated as of February 25, 2022, by and among by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.21
Single-Tenant Triple Net Lease, dated as of February 10, 2020, by and between Systron Donner Inertial, Inc. and Eagle Rock Holdings, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2020).

10.22
Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of October 1, 2017, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.23
Amendment to Lease, dated as of March 31, 2019, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.24
Amendment to Lease, dated as of November 1, 2021, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.25**	Amendment to Lease, dated as of November 10, 2022, by and between EMCORE Corporation and CHESTNUT2015 LLC.
10.26†	EMCORE Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2022).
10.27†	EMCORE Corporation 2022 New Employee Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed on August 10, 2022).
10.28
Credit Agreement, dated as of August 9, 2022, among EMCORE, EMCORE Space & Navigation Corporation, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2022).

10.29*
First Amendment to Credit Agreement, dated as of October 25, 2022, among EMCORE, the Domestic Subsidiaries of the Company party thereto, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders.

10.30
Purchase and Sale Agreement, dated November 1, 2022, by and between EMCORE Chicago Inertial Corporation and HSRE Fund VII Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2022).

10.31	Form of Single-Tenant Triple Net Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022).
10.32	Form of Lease Guaranty (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 3, 2022).
21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.
________________________________________________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

ITEM 16.    Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 28, 2022	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 28, 2022	By:	/s/ Tom Minichiello
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 28, 2022.

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