Form 10-Q
period 2022-12-31
EMCORE CORP
filed 2023-02-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

As of February 6, 2023, the number of shares outstanding of no par value common stock totaled 38,069,548.

EMCORE CORPORATION
FORM 10-Q QUARTERLY REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

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
•acquisition-related risks, including that (a) revenue and net operating results obtained from the Systron Donner Inertial, Inc. (“SDI”) business, the L3Harris Space and Navigation (“S&N”) business, or the Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) may not meet our expectations, (b) the costs and cash expenditures for integration of the S&N business operations or EMCORE Chicago may be higher than expected, (c) there could be losses and liabilities arising from the acquisition of SDI, S&N, or EMCORE Chicago that we will not be able to recover from any source, (d) we may not recognize the anticipated synergies from the acquisition of SDI, S&N, or EMCORE Chicago, and (e) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition, the S&N acquisition, and the EMCORE Chicago acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;
•risks related to our ability to obtain capital;
•risks and uncertainties related to manufacturing and production capacity and expansion plans related thereto; and
•other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as such risk factors may be amended, supplemented, or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report. Forward-looking statements are based on certain assumptions and analysis made in light of experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We do not intend to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,692	$25,625
Restricted cash	495	520
Accounts receivable, net of credit loss of $361 and $337, respectively	17,116	18,073
Contract assets	5,570	4,560
Inventory	39,598	37,035
Prepaid expenses	3,374	4,061
Other current assets	2,148	3,063
Total current assets	91,993	92,937
Property, plant, and equipment, net	27,660	37,867
Goodwill	16,519	17,894
Operating lease right-of-use assets	27,937	23,243
Other intangible assets, net	15,234	14,790
Other non-current assets	2,425	2,351
Total assets	$181,768	$189,082
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,545	$12,729
Accrued expenses and other current liabilities	11,197	8,124
Contract liabilities	4,125	5,300
Loan payable - current	852	852
Operating lease liabilities - current	2,530	2,213
Total current liabilities	31,249	29,218
Line of credit	6,638	9,599
Loan payable - non-current	4,829	5,042
Operating lease liabilities - non-current	26,121	21,625
Asset retirement obligations	4,110	4,664
Other long-term liabilities	—	106
Total liabilities	72,947	70,254
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 44,774 shares issued and 37,868 shares outstanding as of December 31, 2022; 44,497 shares issued and 37,591 shares outstanding as of September 30, 2022	789,080	787,347
Treasury stock at cost; 6,906 shares as of December 31, 2022 and September 30, 2022	(47,721)	(47,721)
Accumulated other comprehensive income	1,254	1,301
Accumulated deficit	(633,792)	(622,099)
Total shareholders’ equity	108,821	118,828
Total liabilities and shareholders’ equity	$181,768	$189,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31,
(in thousands, except per share data)	2022	2021
Revenue	$24,953	$42,236
Cost of revenue	21,894	26,439
Gross profit	3,059	15,797
Operating expense:
Selling, general, and administrative	9,944	7,187
Research and development	5,351	4,627
Severance	475	1,298
(Gain) loss on sale of assets	(1,171)	187
Total operating expense	14,599	13,299
Operating (loss) income	(11,540)	2,498
Other (expense) income:
Interest expense, net	(241)	(11)
Foreign exchange gain	75	42
Other income	107	—
Total other (expense) income	(59)	31
(Loss) income before income tax expense	(11,599)	2,529
Income tax expense	(94)	(115)
Net (loss) income	$(11,693)	$2,414
Foreign exchange translation adjustment	47	20
Comprehensive (loss) income	$(11,646)	$2,434
Per share data:
Net (loss) income per basic share	$(0.31)	$0.07
Weighted-average number of basic shares outstanding	37,557	36,950
Net (loss) income per diluted share	$(0.31)	$0.06
Weighted-average number of diluted shares outstanding	37,557	39,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31,
(in thousands)	2022	2021
Shares of common stock
Balance, beginning of period	37,591	36,984
Stock-based compensation	277	285
Stock option exercises	—	6
Balance, end of period	37,868	37,275
Value of common stock
Balance, beginning of period	$787,347	$782,266
Stock-based compensation	1,734	1,088
Stock option exercises	—	29
Tax withholding paid on behalf of employees for stock-based awards	(1)	(54)
Balance, end of period	789,080	783,329
Treasury stock, beginning and end of period	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	1,301	687
Translation adjustment	(47)	20
Pension income
Balance, end of period	1,254	707
Accumulated deficit
Balance, beginning of period	(622,099)	(597,766)
Net (loss) income	(11,693)	2,414
Balance, end of period	(633,792)	(595,352)
Total shareholders’ equity	$108,821	$140,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(11,693)	$2,414
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	2,034	1,010
Stock-based compensation expense	1,734	1,088
Provision adjustments related to credit loss	24	165
Provision adjustments related to product warranty	(11)	77
(Gain) loss on disposal of property, plant, and equipment	(1,171)	187
Other	(133)	(60)
Total non-cash adjustments	2,477	2,467
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(77)	(575)
Inventory	(2,504)	1,126
Other assets	(3,361)	(6,773)
Accounts payable	(308)	546
Contract liabilities	(1,175)	505
Operating lease liabilities - current	318	(258)
Accrued expenses and other current liabilities	7,447	6,761
Total change in operating assets and liabilities	340	1,332
Net cash provided by operating activities	(8,876)	6,213
Cash flows from investing activities:
Purchase of equipment	(818)	(1,946)
Proceeds from disposal of property, plant, and equipment	10,900	10
Net cash used in investing activities	10,082	(1,936)
Cash flows from financing activities:
Proceeds from borrowings of credit facilities	393	—
Payments towards credit facilities	(3,567)	—
Proceeds from employee stock purchase plans and exercise of equity awards	—	29
Taxes paid related to net share settlement of equity awards	(1)	(54)
Net cash (used in) provided by financing activities	(3,175)	(25)
Effect of exchange rate changes provided by foreign currency	11	24
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,958)	4,276
Cash, cash equivalents, and restricted cash at beginning of period	26,145	71,682
Cash, cash equivalents, and restricted cash at end of period	$24,187	$75,958
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$359	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$122	$(285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of Business

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) is a leading provider of sensors for navigation in the aerospace and defense market as well as a manufacturer of chips, laser components, and optical subsystems for use in the Broadband and Cable TV (“CATV”) industries. We pioneered the linear fiber optic transmission technology that enabled the world’s first delivery of CATV directly on fiber, and today are a leading provider of advanced mixed-signal products serving the aerospace and defense and broadband communications markets. The mixed-signal technology, at the heart of our broadband communications products, is shared with our fiber optic gyros (“FOGs”) and other inertial sensors to provide the aerospace and defense markets with state-of-the-art navigation systems technology. Over the last three years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022. We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). These facilities support our vertically-integrated manufacturing strategy for quartz, FOG, and Ring Laser Gyro products for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. We design and manufacture industry-leading Quartz Mems (“QMEMS”), lithium niobate, and indium phosphide (InP) chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Our best-in-class components and systems support a broad array of applications including navigation and inertial sensing, defense optoelectronics, broadband communications, optical sensing, and specialty chips for telecom and data center applications.

NOTE 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments, which are all normal recurring adjustments, that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2022 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors, and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable, inventories, goodwill, long-lived assets, product warranty liabilities, legal contingencies, income taxes, asset retirement obligations, and pension obligation, as well as the evaluation associated with the Company's assessment of its ability to continue as a going concern.

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

NOTE 3.    Acquisitions

On April 29, 2022, we completed the acquisition of the L3H S&N business for a total purchase price of approximately $5.0 million in cash, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments, resulting in a final adjusted purchase consideration transferred of $4.9 million. Following the closing, S&N results are included in our Aerospace and Defense (“A&D”) reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of S&N of $5.5 million and $1.1 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the three months ended December 31, 2022.

On August 9, 2022, we completed the acquisition of EMCORE Chicago pursuant to which we acquired substantially all of KVH's assets and liabilities primarily related to its FOG and Inertial Navigation Systems business, including property interests in the Tinley Park Facility, for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the closing, EMCORE Chicago results are included in our A&D reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of EMCORE Chicago of $7.8 million and $1.4 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the three months ended December 31, 2022.

Preliminary Purchase Price Allocation

The total purchase price for each of the S&N acquisition and the EMCORE Chicago acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Due to the fact that each such acquisition occurred in the most recent 12-month period, the Company's fair value estimates for the purchase price allocations are preliminary. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the applicable acquisition date. Since the acquisition, the preliminary purchase price allocation for S&N has changed by a $2.3 million reduction to contract assets and a $0.6 million reduction to asset retirement obligation, resulting in a corresponding increase to intangible assets and goodwill acquired. Goodwill is measured as the excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill. Goodwill from these acquisitions totaled $16.4 million, of which 81.1% was the result of the EMCORE Chicago acquisition, which expanded EMCORE's competitive position in the Inertial Navigation market.

The table below represents the preliminary purchase price allocation to the assets acquired and liabilities assumed of S&N based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$803
Inventory	370
Contract assets	3,920
Operating lease right-of-use assets	1,529
Property, plant, and equipment	1,996
Net pension benefit assets	1,727
Intangible assets acquired	2,740
Goodwill	3,108
Liabilities assumed:
Accounts payable	(1,226)
Accrued expenses	(622)
Contract liabilities	(6,024)
Operating lease liabilities	(1,565)
Asset retirement obligation	(1,895)
Total purchase consideration	$4,861

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

Included in intangible assets acquired are customer relationships of $4.0 million, technology of $2.6 million, in-process research and development of $6.7 million, and trademarks of $2.2 million.

For the three months ended December 31, 2022, the Company incurred transaction costs of approximately $2.1 million, in connection with the acquisitions, which were expensed as incurred and included in selling, general, and administrative (“SG&A”) expenses within the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented for the three months ended December 31, 2021 does not purport to be indicative of the results of operations that would have been achieved had the EMCORE Chicago acquisition been consummated on October 1, 2020, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	Three Months Ended December 31, 2021
	Historical
(in thousands, except per share data)	EMCORE Corporation (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$42,236	$7,698	$—		$49,934
Cost of revenue	26,439	5,827	171	(a)	32,437
Gross profit	15,797	1,871	(171)		17,497
Operating expense:
Selling, general, and administrative	7,187	2,684	(1,026)	(a)(b)	8,845
Research and development	4,627	1,443	(264)	(a)(b)	5,806
Severance	1,298	—	—		1,298
(Gain) loss on sale of assets	187	—	—		187
Total operating expense	13,299	4,127	(1,290)		16,136
Operating (loss) income	2,498	(2,256)	1,119		1,361
Other (expense) income:					0
Interest expense, net	(11)	—	318	(c)	307
Foreign exchange gain	42	—	—		42
Other income	—	33	—		33
Total other (expense) income	31	33	318		382
(Loss) income before income tax expense	2,529	(2,223)	1,437		1,743
Income tax expense	(115)	(13)	(5)	(d)(e)	(133)
Net (loss) income	2,414	(2,236)	1,432		1,610
Foreign exchange translation adjustment	20	—	—		20
Comprehensive (loss) income	$2,434	$(2,236)	1,432		$1,630
Per share data:
Net (loss) income per basic share	$0.07		$—		$0.04
Weighted-average number of basic shares outstanding	36,950		—		36,950
Net (loss) income per diluted share	$0.06		$—		$0.04
Weighted-average number of diluted shares outstanding	39,031		—		39,031

(a) Reflects the impact to depreciation expense and amortization expense as a result of the change in fair value of property, plant, and equipment and intangible assets acquired. Adjustment was made to the unaudited pro forma condensed combined statements of operations for the three months ended December 31, 2022.

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

NOTE 4.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	December 31, 2022	September 30, 2022
Cash	$18,037	$20,011
Cash equivalents	5,655	5,614
Restricted cash	495	520
Total cash, cash equivalents, and restricted cash	$24,187	$26,145

NOTE 5.    Accounts Receivable, net

The components of accounts receivable, net consisted of the following:

(in thousands)	December 31, 2022	September 30, 2022
Accounts receivable, gross	$17,477	$18,410
Allowance for credit loss	(361)	(337)
Accounts receivable, net	$17,116	$18,073

NOTE 6.    Inventory

The components of inventory consisted of the following:

(in thousands)	December 31, 2022	September 30, 2022
Raw materials	$24,831	$22,927
Work in-process	10,586	9,587
Finished goods	4,181	4,521
Inventory	$39,598	$37,035

NOTE 7.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	December 31, 2022	September 30, 2022
Land	$—	$995
Building	—	8,805
Equipment	47,100	42,330
Furniture and fixtures	1,394	1,394
Computer hardware and software	3,379	3,378
Leasehold improvements	7,750	7,180
Construction in progress	5,528	9,886
Property, plant, and equipment, gross	$65,151	$73,968
Accumulated depreciation	(37,491)	(36,101)
Property, plant, and equipment, net	$27,660	$37,867

Depreciation expense totaled $1.5 million during the three months ended December 31, 2022. During the three months ended December 31, 2022, the Company consummated the sale of the real property interests in the Tinley Park Facility to 8400 W

185TH STREET INVESTORS, LLC, resulting in net proceeds of approximately $10.3 million and a gain on sale of assets of $1.2 million. During the three months ended December 31, 2021, the Company sold certain equipment and recognized a loss on sale of assets of $0.2 million.

During the fiscal year ended September 30, 2022, there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line of the A&D segment that indicated the carrying amounts of our long-lived assets may not be recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long-lived assets and recognized an impairment charge within operating expenses of $3.0 million against the FOG property, plant, and equipment by the amount by which the carrying value of the asset group's other long-lived assets exceeded their estimated fair value for the fiscal year ended September 30, 2022. Key assumptions utilized in the determination of fair value include expected future cash flows and working capital requirements. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of December 31, 2022 and September 30, 2022, 94.4% and 95.4%, respectively, of our long-lived assets were located in the United States.

NOTE 8.    Intangible Assets and Goodwill

Intangible assets arose from the acquisition of SDI in fiscal year 2019 and the acquisitions of S&N and EMCORE Chicago in fiscal year 2022 and are reported within the A&D segment. Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of: (a) 7.0 years for patents, (b) 8.0 years for customer relationships, and (c) 2.0-8.0 years for technology. In-process research and development (“IPR&D”) is indefinite-lived until completion of the related development project, at which point amortization of the carrying value of the technology will commence. Trademarks are indefinite-lived.

The following table summarizes changes in intangible assets, net:

(in thousands)	December 31, 2022	September 30, 2022
Balance at beginning of period	$14,790	$167
Changes from acquisition	770	14,740
Amortization	(326)	(117)
Balance at end of period	$15,234	$14,790

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	December 31, 2022
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	3.7	$11,001	$(8,424)	$2,577
Customer relationships	3.5	3,990	(213)	3,777
Definite-lived intangible assets total		$14,991	$(8,637)	$6,354

As of December 31, 2022 IPR&D and trademarks was approximately $6.7 million and $2.2 million, respectively.

	September 30, 2022
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.4	$10,991	$(8,261)	$2,730
Customer relationships	4.6	3,260	(50)	3,210
Definite-lived intangible assets total		$14,251	$(8,311)	$5,940

As of September 30, 2022 IPR&D and trademarks was approximately $6.7 million and $2.2 million, respectively.

Estimated future amortization expense for intangible assets recorded by the Company as of December 31, 2022 is as follows:

(in thousands)	Amount
2023	$862
2024	1,131
2025	1,104
2026	702
2027	679
Thereafter	1,876
Total amortization expense	$6,354

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. $16.4 million of the Company's goodwill of $16.5 million relates to the recent S&N and EMCORE Chicago acquisitions and is recorded within the A&D segment. None of the Company's goodwill is deductible for tax purposes. The following table summarizes changes in goodwill:

(in thousands)	December 31, 2022	September 30, 2022
Balance at beginning of period	$17,894	$69
Adjustments to preliminary purchase price allocation	(1,375)	17,825
Balance at end of period	$16,519	$17,894

NOTE 9.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three months ended December 31, 2022 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2023.

The components of net periodic pension cost are as follows:

(in thousands)	Three Months Ended December 31, 2022
Service cost	$26
Interest cost	93
Expected return on plan assets	(84)
Net periodic pension cost	$35
The service cost component of total pension expense is included as a component of SG&A expense on the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended December 31, 2022. The interest cost and expected return on plan assets components of total pension expense are included as components of other (expense) income on the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended December 31, 2022.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of December 31, 2022. As of December 31, 2022, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for each of the three months ended December 31, 2022 and 2021, was $0.2 million.

NOTE 10.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2022	September 30, 2022
Compensation	$5,964	$4,213
Warranty	1,522	1,504
Commissions	429	228
Consulting	264	241
Legal expenses and other professional fees	242	275
Income and other taxes	108	—
Severance and restructuring accruals	854	423
Litigation settlement	294	341
Other	1,520	899
Accrued expenses and other current liabilities	$11,197	$8,124

Severance and restructuring-related accruals specifically relate to the reductions in force. Expense related to severance and restructuring accruals is included in SG&A expense on the condensed consolidated statements of operations and comprehensive (loss) income. In an effort to better align current and future business operations related to CATV product lines, we reduced our workforce and recorded $0.5 million and $1.4 million in severance expense in the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and September 30, 2022 there was $0.9 million and $0.4 million accrued severance expense, respectively. We expect all severance to be fully paid by the quarter ending June 30, 2023.

NOTE 11.    Credit Agreement

Wingspire Credit Agreement

On August 9, 2022, EMCORE and EMCORE Space & Navigation Corporation, our wholly-owned subsidiary, entered into that certain Credit Agreement with the lenders party thereto and Wingspire Capital LLC (“Wingspire”), as administrative agent for the lenders, as amended pursuant to that First Amendment to Credit Agreement, dated as of October 25, 2022, among EMCORE and EMCORE Space & Navigation Corporation, EMCORE Chicago Inertial Corporation, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of approximately $6.0 million.

The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2025, and bear interest at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of the term loan. In addition, the Borrowers are responsible for Wingspire’s annual collateral monitoring fees as well as the lenders’ fees and expenses, including a closing fee of 1.0% of the aggregate principal amount of the commitments as of the closing with respect to revolving loans and 1.50% of the aggregate principal amount of the term loan. The Borrowers may also be required to pay an unused line fee of 0.50% in respect of the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

The Credit Agreement contains representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default or excess availability under the Credit Agreement being less than the greater of $5.0 million and 15% of the revolving commitments until such time as no event of default shall be continuing and excess availability under the Credit

Agreement shall be at least the greater of $5.0 million and 15% of the revolving commitments for a period of 60 consecutive days, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00.

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

As of December 31, 2022, an aggregate principal amount of $6.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.7 million was outstanding pursuant to the term loan facility. As of September 30, 2022, an aggregate principal amount of $9.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.9 million was outstanding pursuant to the term loan facility. Also, as of December 31, 2022, the revolving credit facility had approximately $15.0 million available for borrowing. Provided that no event of default has occurred, and subject to availability limitation, loans under the revolving credit facility can continue to be drawn/redrawn/outstanding until expiration in 2025.

Our future term loan repayments as of December 31, 2022 is as follows:

(in thousands)	Amount
2023	$638
2024	852
2025	852
2026	3,339
Total loan payments	$5,681

NOTE 12.    Income and Other Taxes

During the three months ended December 31, 2022 and 2021, the Company recorded an income tax expense of $94,000 and $115,000, respectively. Income tax expense during the three months ended December 31, 2022 is composed primarily of state tax expense and tax expense generated from the tax amortization on acquired indefinitely lived assets. Income tax expense during the three months ended December 31, 2021 is composed primarily of state tax expense which is driven by the State of California's temporary suspension of net operating loss ("NOL") utilization.

For the three months ended December 31, 2022 and 2021 the effective tax rate on continuing operations was 0.8% and 4.5%, respectively. The tax rate for the three months ended December 31, 2021 is primarily driven by the State of California’s temporary suspension of NOL utilization.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2022 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of December 31, 2022, except for the tax amortization of indefinitely lived goodwill, which cannot be utilized to reduce deferred tax assets. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of December 31, 2022 and September 30, 2022, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three months ended December 31, 2022, there were no material increases or decreases in unrecognized tax benefits.

NOTE 13.    Commitments and Contingencies

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

Resilience Litigation

In February 2021, Resilience Capital (“Resilience”) filed a complaint against us with the Delaware Chancery Court containing claims arising from the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Buyer”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and the Buyer, pursuant to which SDI leased from the Buyer the Concord Real Property for a 15-year term. The Resilience complaint seeks, among other items, (a) a declaration that the Concord Property Sale included a non-cash component, (b) a decree requiring us and Resilience to follow the appraisal requirements set forth in that certain Purchase and Sale Agreement (the “SDI Purchase Agreement”), dated as of June 7, 2019, by and among the Company, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc., (c) recovery of Resilience’s costs and expenses, and (d) pre- and post-judgment interest.
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

NOTE 14.    Equity

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain four equity incentive compensation plans, collectively described as our “Equity Plans”: (a) the 2010 Equity Incentive Plan (the “2010 Plan”), (b) the 2012 Equity Incentive Plan (the “2012 Plan”), (c) the Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”), and (d) the 2022 New Employee Inducement Plan.

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In December 2022, our Board of Directors approved an amendment to the 2019 Plan, which, subject to shareholder approval at our 2023 annual meeting of shareholders, would increase the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 1.549 million shares.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended December 31,
(in thousands)	2022	2021
Employee stock options	$—	$—
RSUs and RSAs	915	554
PSUs and PRSAs	693	407
Outside director equity awards and fees in common stock	126	127
Total stock-based compensation expense	$1,734	$1,088

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended December 31,
(in thousands)	2022	2021
Cost of revenue	$387	$151
Selling, general, and administrative	1,075	755
Research and development	272	182
Total stock-based compensation expense	$1,734	$1,088

(Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended December 31,
(in thousands, except per share data)	2022	2021
Numerator
Net (loss) income	$(11,693)	$2,414
Denominator
Weighted average number of shares outstanding - basic	37,557	36,950
Effect of dilutive securities
Stock options	—	7
PSUs, RSUs, and restricted stock	—	2,074
Weighted average number of shares outstanding - diluted	37,557	39,031
Earnings per share - basic	$(0.31)	$0.07
Earnings per share - diluted	$(0.31)	$0.06
Weighted average antidilutive options, unvested RSUs and RSAs, and unvested PSUs excluded from the computation	2,807	53

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), performance stock units (“PSUs”), and stock options as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the three months ended December 31, 2022 due to the Company incurring a net loss for such period.

Future Issuances

Common stock reserved for future issuances as of December 31, 2022 was as follows:

Amount
Exercise of outstanding stock options	9,981
Unvested RSUs and RSAs	2,644,870
Unvested PSUs and PRSAs (at 200% maximum payout)	2,722,106
Issuance of stock-based awards under the Equity Plans	1,128,932
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,594,630

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

	Three Months Ended December 31,
(in thousands)	2022	2021
Revenue
Aerospace and Defense	$21,675	$9,900
Broadband	3,278	32,336
Total revenue	$24,953	$42,236
Segment profit
Aerospace and Defense gross profit	$4,108	$1,684
Aerospace and Defense research and development expense	4,349	4,162
Aerospace and Defense segment profit	$(241)	$(2,478)
Broadband gross profit	$(1,049)	$14,113
Broadband research and development expense	1,002	465
Broadband segment profit	$(2,051)	$13,648
Total segment profit	$(2,292)	$11,170

Product Categories

Revenue is classified by major product category as presented below:

	Three Months Ended December 31,
(in thousands)	2022	2021
Aerospace and Defense
Inertial Navigation	$19,979	$8,145
Defense Optoelectronics	1,696	1,755
Broadband
CATV Optical Transmitters and Components	1,553	28,459
Data Center Chips	407	1,068
Optical Sensing	1,318	2,809
Total revenue	$24,953	$42,236

Timing of Revenue

The following table sets forth revenue by geographic area based on our customers’ billing address:

	Three Months Ended December 31,
(in thousands)	2022	2021
Trade revenue (recognized at a point in time)	$19,107	$41,692
Contract revenue (recognized over time)	5,846	544
Total revenue	$24,953	$42,236

Geographical Concentration

	Three Months Ended December 31,
(in thousands)	2022	2021
United States and Canada	$19,002	$38,056
Asia	1,420	3,086
Europe	3,203	820
Other	1,328	274
Total revenue	$24,953	$42,236

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from two significant customers represented an aggregate of 38% and 65% of our consolidated revenue for the three months ended December 31, 2022 and 2021, respectively. The percentage from significant customers decreased due to lower CATV revenue from our Broadband segment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements preceding Item 1 of this Quarterly Report.

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

Over the last three years, we have expanded our scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022.

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). These facilities support our vertically-integrated manufacturing strategy for quartz and FOG products for navigation systems, and for our chip, laser, transmitter, and receiver products for broadband applications. We design and manufacture industry-leading Quartz MEMS (“QMEMS”), lithium niobate, and indium phosphide (InP) chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Our best-in-class components and systems support a broad array of applications including navigation and inertial sensing, defense optoelectronics, broadband communications, optical sensing, and specialty chips for telecom and data center applications.

Our reporting segments are as follows: (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Inertial Navigation and (ii) Defense Optoelectronics. Broadband is comprised of three product lines: (i) CATV Optical Transmitters and Components, (ii) Data Center Chips, and (iii) Optical Sensing.

Recent Developments

Acquisition of KVH Industries, Inc. - FOG and Inertial Navigation Systems Business

On August 9, 2022, we completed the acquisition of EMCORE Chicago from KVH pursuant to that certain Asset Purchase Agreement entered into as of August 9, 2022 by and among the Company, Delta Acquisition Sub, Inc., a wholly owned subsidiary of the Company, and KVH, pursuant to which we acquired substantially all of KVH's assets and liabilities primarily related to its FOG and Inertial Navigation Systems business, including property interests in the Tinley Park Facility for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments.

Tinley Park Sale and Leaseback Transaction

On December 13, 2022, EMCORE Chicago consummated the sale of its real property interest in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC (the “Tinley Park Buyer”), resulting in net proceeds of approximately $10.3 million. The sale was made pursuant to the terms of that certain Purchase and Sale Agreement (the “Tinley Park Purchase Agreement”) dated as of November 1, 2022, by and between EMCORE Chicago and HSRE Fund VII Holding Company, LLC, an affiliate of the Tinley Park Buyer. In connection with the sale of the real property interests in the Tinley Park Facility, after considering multiple transaction structures, EMCORE Chicago entered into a long-term Single-Tenant Triple Net Lease (the “Lease Agreement”) with Buyer pursuant to which EMCORE Chicago leased back the Tinley Park Facility for a twelve (12) year term commencing on December 13, 2022, unless earlier terminated or extended in accordance with the terms of the Lease Agreement.

Wingspire Credit Agreement

On August 9, 2022, the Company and EMCORE Space & Navigation Corporation, our wholly-owned subsidiary (“S&N”), entered into that certain Credit Agreement, dated as of August 9, 2022, among the Company, S&N, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (“Wingspire”), as amended pursuant to that First Amendment to Credit Agreement, dated as of October 25, 2022, among the Company, S&N, EMCORE Chicago Inertial Corporation, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2025, and bears interest at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of the term loan. In addition, the Borrowers are responsible for Wingspire’s annual collateral monitoring fees as well as the lenders’ fees and expenses. The Borrowers may also be required to pay an unused line fee of 0.50% in respect of the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

The Credit Agreement contains representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default or excess availability under the Credit Agreement being less than the greater of $5.0 million and 15% of the revolving commitments until such time as no event of default is continuing and excess availability under the Credit Agreement is at least the greater of $5.0 million and 15% of the revolving commitments for a period of 60 consecutive days, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity.

In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement are secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

As of December 31, 2022, an aggregate principal amount of $6.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.7 million was outstanding pursuant to the term loan facility.

Acquisition of L3Harris Space and Navigation Business

On April 29, 2022, we completed the acquisition of S&N from L3H pursuant to that certain Sale Agreement, dated as of February 14, 2022 (as amended, the “Sale Agreement”), entered into by and among the Company, Ringo Acquisition Sub, Inc. and L3H, pursuant to which we acquired certain intellectual property, assets, and liabilities of S&N for aggregate consideration of approximately $5.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the completion of the working capital adjustments, the final purchase price was approximately $4.9 million.

COVID-19 and Economic Conditions

We are subject to ongoing risks and uncertainties as a result of the COVID-19 pandemic. The full extent of the COVID-19 impact on operational and financial performance is highly uncertain, out of our control, cannot be predicted and may cause additional challenges to and disruptions of our business, inventory levels, operating results, and cash flows. We continue to analyze on an ongoing basis how COVID-19 related actions could affect our product development efforts, future customer demand, timing of orders, recognized revenue, and cash flows.

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

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility or facilities located in Thailand or Malaysia and for an initial term ending on December 31, 2025, the CATV Optical Transmitters and Components products set forth in the Fastrain Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24-month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds. No such shortfall penalties or surplus bonuses had accrued or become payable as of the quarter ended December 31, 2022.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended December 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	87.7	62.6
Gross profit	12.3	37.4
Operating expense:
Selling, general, and administrative	39.9	17.0
Research and development	21.4	11.0
Severance	1.9	3.1
(Gain) loss on sale of assets	(4.7)	0.4
Total operating expense	58.5	31.5
Operating (loss) income	(46.2)	5.9

Comparison of Results of Operations

	Three Months Ended December 31,
(in thousands, except percentages)	2022	2021	Change
Revenue	$24,953	$42,236	$(17,283)	(40.9)%
Cost of revenue	21,894	26,439	(4,545)	(17.2)
Gross profit	3,059	15,797	(12,738)	(80.6)
Operating expense:
Selling, general, and administrative	9,944	7,187	2,757	38.4
Research and development	5,351	4,627	724	15.6
Severance		1,298
(Gain) loss on sale of assets	(1,171)	187	(1,358)	(726.2)
Total operating expense	14,599	13,299	2,123	16.0
Operating (loss) income	(11,540)	2,498	(14,861)	(594.9)%

Revenue

	Three Months Ended December 31,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$21,675	$9,900	$11,775	118.9%
Broadband	3,278	32,336	(29,058)	(89.9)
Total revenue	$24,953	$42,236	$(17,283)	(40.9)%

For the three months ended December 31, 2022, Aerospace and Defense revenue increased compared to the same period in the prior year, primarily driven by higher Inertial Navigation revenue primarily due to the acquisitions of S&N and EMCORE Chicago. The revenue from these acquisitions was partially offset by decreased sales of QMEMS products due to supply chain issues and manufacturing yields and Alhambra FOG products due to decreased demand in connection with one customer program for single-axis gyros.

For the three months ended December 31, 2022, Broadband revenue decreased compared to the same period in the prior year, due overwhelmingly to a substantial decline in sales of CATV Optical Transmitter and Components products. This market is historically cyclical. Following a significant COVID-19 related up-cycle during the fiscal year ended September 30, 2021 and the early part of the fiscal year ended September 30, 2022, we are currently in a down-cycle with substantial inventory build-up in our sales channels.

Gross Profit

	Three Months Ended December 31,
(in thousands, except percentages)	2022	2021	Change
Aerospace and Defense	$4,108	$1,684	$2,424	143.9%
Broadband	(1,049)	$14,113	(15,162)	(107.4)
Total gross profit	$3,059	$15,797	$(12,738)	(80.6)%

Gross profit is revenue less cost of revenue. Cost of revenue consists of raw materials, compensation expense, depreciation, amortization, accretion, and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, gross profit as a percentage of revenue, which we refer to as gross margin, has fluctuated significantly due to product mix, manufacturing yields, sales volumes, inventory, and specific product warranty charges, as well as the amount of our revenue relative to fixed manufacturing costs.

For the three months ended December 31, 2022, Aerospace and Defense gross profit increased compared to the same period in the prior year primarily driven by the additional contribution from the acquisition of EMCORE Chicago. For the three months ended December 31, 2022, A&D gross margin increased by 20% from 2% to 22% compared to the same period in the prior year as a result of the additional contribution of EMCORE Chicago.

For the three months ended December 31, 2022, Broadband gross profit decreased compared to the same period in the prior year due to the substantial drop in product revenue and the associated lower absorption of overhead costs in our wafer fabrication facility. For the three months ended December 31, 2022, Broadband gross margin decreased by 35% from negative 3% to negative 32% compared to the same period in the prior year as a result of the current down-cycle with substantial inventory build-up in our sales channels..

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal and human resources support functions.

For the three months ended December 31, 2022, SG&A increased compared to the same period in the prior year primarily due to expenses related to the S&N and EMCORE Chicago acquisitions, and higher litigation costs, short-term consulting services, and the addition of EMCORE Chicago.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to the future growth of our Aerospace and Defense segment.

For the three months ended December 31, 2022 and 2021, Aerospace and Defense R&D expense was $4.3 million and $4.2 million, respectively. R&D increased compared to the same period in the prior year primarily due to R&D associated with the acquired EMCORE Chicago offset by lower project costs.

For the three months ended December 31, 2022 and 2021, Broadband R&D expense was $1.0 million and $0.5 million, respectively. R&D increased compared to the same period in the prior year primarily due to the Chip product line.

Severance

For the three months ended December 31, 2022, severance totaled approximately $0.5 million due to a reduction in force at our Alhambra facility. For the three months ended December 31, 2021 severance totaled approximately $1.3 million associated with the shutdown of manufacturing operations at our Beijing, China facility.

(Gain) Loss on Sale of Assets

During the three months ended December 31, 2022, the Company consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in a gain on sale of assets of $1.2 million. During the three months ended December 31, 2021, the Company sold certain equipment and recognized a loss on sale of assets of $0.2 million.

Interest Expense, net

During the three months ended December 31, 2022, interest expense, net totaled approximately $0.2 million primarily due to the debt outstanding from our Credit Agreement and having lower cash and cash equivalents balance earning interest income.

Liquidity and Capital Resources

We continue to experience an accumulated deficit but have managed our liquidity position through the sale of assets and cost reduction initiatives. As of December 31, 2022, cash and cash equivalents totaled $24.2 million and net working capital totaled $60.7 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations, including:

•In December 2022, we consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in net proceeds of approximately $10.3 million, pursuant to the terms of the Tinley Park Purchase Agreement.
•In August 2022, we entered into the Credit Agreement with Wingspire that provides us with (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. As of December 31, 2022, an aggregate principal amount of $6.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.7 million was outstanding pursuant to the term loan facility, and an additional $15.0 million was available for borrowing. See Note 11 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.
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

Our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under the Credit Agreement are anticipated to be sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the issuance date of these financial statements. We may require more capital than what we are able to generate from operations and the Credit Agreement. To the extent that we may require more capital, we could take additional actions to reduce our expenses and/or elect to raise capital through additional debt or equity issuances, as well as monetization of certain assets.

These alternatives may not be available to us on reasonable terms, or at all, and could result in higher effective tax rates, increased interest expense, and/or dilution of ownership by our current shareholders.

Cash Flow

	Three Months Ended December 31,
(in thousands, except percentages)	2022	2021	Change
Net cash (used in) provided by operating activities	$(8,876)	$6,213	$(15,089)	(242.9)%
Net cash provided by (used in) investing activities	$10,082	$(1,936)	$12,018	(620.8)%
Net cash used in financing activities	$(3,175)	$(25)	$(3,150)	12,600.0%

For the three months ended December 31, 2022, our operating activities used cash primarily due to our net loss.

For the three months ended December 31, 2022, our investing activities provided cash primarily from the sale of the Tinley Park Facility.

For the three months ended December 31, 2022, our financing activities used cash for payment to our borrowing facility.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2022 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for a discussion of our critical accounting policies and estimates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risks during the first quarter of fiscal 2023. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2022 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

As a result of the acquisition of S&N on April 29, 2022 and EMCORE Chicago on August 9, 2022, management is in the process of reviewing and evaluating the design and operating effectiveness of its internal control over financial reporting relating to S&N and EMCORE Chicago. Certain changes have been made and will continue to be made to our internal controls until management has completed its evaluation and integrated S&N and EMCORE Chicago’s information and accounting systems and processes. In reliance on interpretive guidance issued by the SEC staff permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date that the acquisition is completed, we have elected to exclude disclosure of changes in internal control over financial reporting related to S&N and EMCORE Chicago from this Quarterly Report on Form 10-Q.

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the ongoing COVID-19 pandemic, a significant number of employees are now working from home. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 13 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2022, which could materially affect our business, financial condition, or future results. We do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The risks described in our Annual Report on Form 10‑K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 6. Exhibits

2.1
Asset Purchase Agreement, dated as of August 9, 2021 by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

2.2
Sale Agreement, dated as of February 14, 2022 by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022).

2.3
First Amendment to Sale Agreement, dated as of March 1, 2022 by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.4
Second Amendment to Sale Agreement, dated as of March 31, 2022 by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.5
Third Amendment to Sale Agreement, dated as of April 29, 2022 by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.6
Asset Purchase Agreement, dated as of August 9, 2022, by and among EMCORE Corporation, Delta Acquisition Sub, Inc., and KVH Industries, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022).

3.1	EMCORE Amended and Restated Bylaws, effective November 2, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2022).
10.1
Amendment to Lease, dated as of November 10, 2022, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on December 28, 2022).

10.2
First Amendment to Credit Agreement, dated as of October 25, 2022, among EMCORE, the Domestic Subsidiaries of the Company party thereto, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on December 28, 2022).

10.3
Purchase and Sale Agreement, dated November 1, 2022, by and between EMCORE Chicago Inertial Corporation and HSRE Fund VII Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2022).

10.4	Form of Single-Tenant Triple Net Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2022).
10.5	Form of Lease Guaranty (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2022).
10.6†
Separation and General Release Agreement, entered into as of January 3, 2023, by and between EMCORE Corporation and Albert Lu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 9, 2023).

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

EMCORE CORPORATION

Date:	February 9, 2023	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2023	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)