Form 10-Q
period 2023-03-31
EMCORE CORP
filed 2023-05-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 8, 2023, the number of shares outstanding of no par value common stock totaled 53,933,687.

EMCORE CORPORATION
FORM 10-Q QUARTERLY REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

•any disruptions to our operations as a result of our restructuring activities;
•costs and expenses incurred in connection with restructuring activities and anticipated operational costs savings arising from the restructuring actions;
•the effects of personnel losses;
•risks and uncertainties related to customer and vendor relationships and contractual obligations with respect to the shutdown of the Broadband business segment and the discontinuance of its defense optoelectronics product line;
•risks and uncertainties related to the closing of the manufacturing support and engineering center in China;
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
•actions by competitors;
•risks and uncertainties related to applicable laws and regulations;
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
•risks and uncertainties related to manufacturing and production capacity; and
•other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as such risk factors may be amended, supplemented, or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$24,348	$25,625
Restricted cash	495	520
Accounts receivable, net of credit loss of $396 and $337, respectively	22,579	18,073
Contract assets	7,414	4,560
Inventory	40,086	37,035
Prepaid expenses	3,734	4,061
Other current assets	2,074	3,063
Total current assets	100,730	92,937
Property, plant, and equipment, net	26,325	37,867
Goodwill	16,422	17,894
Operating lease right-of-use assets	27,239	23,243
Other intangible assets, net	14,947	14,790
Other non-current assets	2,408	2,351
Total assets	$188,071	$189,082
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,141	$12,729
Accrued expenses and other current liabilities	11,877	8,124
Contract liabilities	4,247	5,300
Loan payable - current	852	852
Operating lease liabilities - current	2,647	2,213
Total current liabilities	33,764	29,218
Line of credit	6,553	9,599
Loan payable - non-current	4,616	5,042
Operating lease liabilities - non-current	25,434	21,625
Asset retirement obligations	4,091	4,664
Other long-term liabilities	8	106
Total liabilities	74,466	70,254
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 60,790 shares issued and 53,884 shares outstanding as of March 31, 2023; 44,497 shares issued and 37,591 shares outstanding as of September 30, 2022	806,100	787,347
Treasury stock at cost; 6,906 shares as of December 31, 2022 and September 30, 2022	(47,721)	(47,721)
Accumulated other comprehensive income	1,246	1,301
Accumulated deficit	(646,020)	(622,099)
Total shareholders’ equity	113,605	118,828
Total liabilities and shareholders’ equity	$188,071	$189,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$26,820	$32,650	$51,773	$74,886
Cost of revenue	23,109	23,633	45,003	50,072
Gross profit	3,711	9,017	6,770	24,814
Operating expense:
Selling, general, and administrative	9,951	7,563	19,895	14,750
Research and development	5,797	4,535	11,148	9,162
Severance	(17)	20	458	1,318
Loss (gain) on sale of assets	24	(788)	(1,147)	(601)
Total operating expense	15,755	11,330	30,354	24,629
Operating (loss) income	(12,044)	(2,313)	(23,584)	185
Other (expense) income:
Interest expense, net	(222)	(12)	(463)	(23)
Foreign exchange gain (loss)	46	(17)	121	25
Other income	46	—	153	—
Total other (expense) income	(130)	(29)	(189)	2
(Loss) income before income tax (expense) benefit	(12,174)	(2,342)	(23,773)	187
Income tax (expense) benefit	(54)	117	(148)	2
Net (loss) income	$(12,228)	$(2,225)	$(23,921)	$189
Foreign exchange translation adjustment	8	2	55	22
Comprehensive (loss) income	$(12,220)	$(2,223)	$(23,866)	$211
Per share data:
Net (loss) income per basic share	$(0.27)	$(0.06)	$(0.58)	$0.01
Weighted-average number of basic shares outstanding	45,240	37,217	41,356	37,082
Net (loss) income per diluted share	$(0.27)	$(0.06)	$(0.58)	$0.01
Weighted-average number of diluted shares outstanding	45,240	37,217	41,356	38,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Shares of common stock
Balance, beginning of period	37,868	37,275	37,591	36,984
Stock-based compensation	561	120	838	405
Stock option exercises	—	—	—	6
Sale of common stock	15,455	—	15,455	—
Balance, end of period	53,884	37,395	53,884	37,395
Value of common stock
Balance, beginning of period	$789,080	$783,329	$787,347	$782,266
Stock-based compensation	1,535	1,144	3,269	2,232
Stock option exercises	—	—	—	29
Tax withholding paid on behalf of employees for stock-based awards	(143)	(102)	(144)	(156)
Sale of common stock	15,628	—	15,628	—
Balance, end of period	806,100	784,371	806,100	784,371
Treasury stock, beginning and end of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	1,254	707	1,301	687
Translation adjustment	(8)	2	(55)	22
Balance, end of period	1,246	709	1,246	709
Accumulated deficit
Balance, beginning of period	(633,792)	(595,352)	(622,099)	(597,766)
Net (loss) income	(12,228)	(2,225)	(23,921)	189
Balance, end of period	(646,020)	(597,577)	(646,020)	(597,577)
Total shareholders’ equity	$113,605	$139,782	$113,605	$139,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(23,921)	$189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	3,661	2,037
Stock-based compensation expense	3,269	2,232
Provision adjustments related to credit loss	59	165
Provision adjustments related to product warranty	9	139
(Gain) on disposal of property, plant, and equipment	(1,147)	(601)
Other	(158)	464
Total non-cash adjustments	5,693	4,436
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(7,419)	4,351
Inventory	(2,980)	6,663
Other assets	(2,770)	(4,857)
Accounts payable	1,782	(4,893)
Contract liabilities	(1,052)	888
Operating lease liabilities - current	434	(260)
Accrued expenses and other liabilities	7,423	5,018
Total change in operating assets and liabilities	(4,582)	6,910
Net cash provided by operating activities	(22,810)	11,535
Cash flows from investing activities:
Purchase of equipment	(1,531)	(3,297)
Proceeds from disposal of property, plant, and equipment	10,915	1,128
Acquisition of business, net of cash acquired	96	—
Net cash used in investing activities	9,480	(2,169)
Cash flows from financing activities:
Proceeds from borrowings of credit facilities	392	—
Payments towards credit facilities	(3,865)	—
Proceeds from sale of common stock	15,628	—
Proceeds from employee stock purchase plans and exercise of equity awards	—	29
Taxes paid related to net share settlement of equity awards	(143)	(156)
Net cash (used in) provided by financing activities	12,012	(127)
Effect of exchange rate changes provided by foreign currency	16	28
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,302)	9,267
Cash, cash equivalents, and restricted cash at beginning of period	26,145	71,682
Cash, cash equivalents, and restricted cash at end of period	$24,843	$80,949
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$639	$30
Cash paid during the period for income taxes	$64	$361
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(373)	$(11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Description of Business

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) is a leading provider of inertial navigation products for the aerospace and defense markets. We leverage industry-leading Photonic Integrated Chip (PIC), Quartz MEMS, and Lithium Niobate chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last three years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022. We have vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Budd Lake and Concord. These facilities support our vertically-integrated manufacturing strategy for quartz, FOG, and Ring Laser Gyro products for navigation systems.

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

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit to its carrying value as of the test date. In the current interim period ending March 31, 2023, we have elected to change our annual test date from December 31st of each year to July 1st of each year, unless there are indications requiring a more frequent impairment test. Any impairment charges would be based on the quantitative analysis. We performed our last test at December 31, 2022 and will perform our next test on July 1, 2023.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced significant losses from our operations and used a significant amount of cash, amounting to a net loss of $23.9 million and net cash outflows from operations of $22.8 million for the six months ended March 31, 2023, and we expect to continue to incur losses and use cash in our operations as we continue to restructure our business. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Aerospace & Defense business. As of March 31, 2023, our cash and cash equivalents totaled $24.8 million and we had $13.6 million available under our Credit Agreement (as defined in Note 11 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements).

We are evaluating the sufficiency of our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under our Credit Agreement, together with additional actions we could take (including those made in connection with our restructuring program announced in April 2023) to further reduce our expenses and/or potentially raising capital through additional debt or equity issuances, or from the potential monetization of certain assets. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our previously announced restructuring program, or raising additional funds if we elect to do so, and as a result substantial doubt about our ability to continue as a going concern exists.

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

NOTE 3.    Acquisitions

On April 29, 2022, we completed the acquisition of the L3H S&N business for a total purchase price of approximately $5.0 million in cash, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments, resulting in a final adjusted purchase consideration transferred of $4.9 million. Following the closing, S&N results are included in our Aerospace and Defense (“A&D”) reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of S&N of $6.7 million and $0.4 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2023. Revenue and net income of S&N of $12.3 million and $1.4 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the six months ended March 31, 2023.

On August 9, 2022, we completed the acquisition of EMCORE Chicago pursuant to which we acquired substantially all of KVH's assets and liabilities primarily related to its FOG and Inertial Navigation Systems business, including property interests in the Tinley Park Facility, for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the closing, EMCORE Chicago results are included in our A&D reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of EMCORE Chicago of $8.8 million and $0.4 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2023. Revenue and net income of EMCORE Chicago of $16.6 million and $1.7 million, respectively, is included in our condensed consolidated statements of operations and comprehensive (loss) income for the six months ended March 31, 2023.

Final Purchase Price Allocation

The total purchase price for the S&N acquisition was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. Since the acquisition, the purchase price allocation for S&N changed by a $2.3 million reduction to contract assets and a $0.6 million reduction to asset retirement obligation, resulting in a corresponding increase to intangible assets and goodwill acquired. Goodwill is measured as the excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets.

The table below represents the final purchase price allocation to the assets acquired and liabilities assumed of S&N based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

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

Preliminary Purchase Price Allocation

The total purchase price for the EMCORE Chicago acquisition was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. Due to the fact that such acquisition occurred in the most recent 12-month period, the Company's fair value estimates for the purchase price allocations are preliminary. The final determination of fair value for the assets acquired and liabilities assumed is subject to further change and will be completed as soon as possible, but no later than one year from the applicable acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in a material adjustment to goodwill.

The table below represents the preliminary purchase price allocation to the assets acquired and liabilities assumed of EMCORE Chicago based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$4,977
Inventory	10,800
Prepaid expenses and other current assets	1,483
Property, plant, and equipment	14,442
Intangible assets acquired	12,770
Goodwill	13,246
Liabilities assumed:
Accounts payable	(1,699)
Accrued expenses	(485)
Contract liabilities	(637)
Other long-term liabilities	(8)
Total purchase consideration	$54,889

Included in intangible assets acquired are customer relationships of $4.0 million, technology of $2.6 million, in-process research and development of $6.7 million, and trademarks of $2.2 million.

For the three and six months ended March 31, 2023, the Company incurred transitional and transaction costs of approximately $1.3 million and $3.3 million, respectively, in connection with the acquisitions, which were expensed as incurred and included in selling, general, and administrative (“SG&A”) expenses within the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Goodwill from these acquisitions totaled $16.4 million, of which 80.7% was the result of the EMCORE Chicago acquisition, which expanded EMCORE's competitive position in the Inertial Navigation market.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented for the three and six months ended March 31, 2022 does not purport to be indicative of the results of operations that would have been achieved had the EMCORE Chicago acquisition been consummated on October 1, 2021, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	Three Months Ended March 31, 2022
	Historical
(in thousands, except per share data)	EMCORE Corporation (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$32,650	$7,698	$—		$40,348
Cost of revenue	23,633	5,827	171	(a)	29,631
Gross profit	9,017	1,871	(171)		10,717
Operating expense:
Selling, general, and administrative	7,563	2,905	(1,026)	(a)(b)	9,442
Research and development	4,535	1,443	(264)	(a)(b)	5,714
Severance	20	—	—		20
(Gain) loss on sale of assets	(788)	—	—		(788)
Total operating expense	11,330	4,348	(1,290)		14,388
Operating (loss) income	(2,313)	(2,477)	1,119		(3,671)
Other (expense) income:
Interest expense, net	(12)	—	318	(c)	306
Foreign exchange gain	(17)	—	—		(17)
Other income	—	34	—		34
Total other (expense) income	(29)	34	318		323
(Loss) income before income tax expense	(2,342)	(2,443)	1,437		(3,348)
Income tax expense	117	(13)	(6)	(d)(e)	98
Net (loss) income	(2,225)	(2,456)	1,431		(3,250)
Foreign exchange translation adjustment	2	—	—		2
Comprehensive (loss) income	$(2,223)	$(2,456)	1,431		$(3,248)
Per share data:
Net (loss) income per basic share	$0.06		$—		$(0.09)
Weighted-average number of basic shares outstanding	37,217		—		37,217
Net (loss) income per diluted share	$0.06		$—		$(0.09)
Weighted-average number of diluted shares outstanding	37,217		—		37,217

	Six Months Ended March 31, 2022
	Historical
(in thousands, except per share data)	EMCORE Corporation (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$74,886	$15,396	$—		$90,282
Cost of revenue	50,072	11,655	342	(a)	62,069
Gross profit	24,814	3,741	(342)		28,213
Operating expense:
Selling, general, and administrative	14,750	5,589	(2,051)	(a)(b)	18,288
Research and development	9,162	2,887	(529)	(a)(b)	11,520
Severance	1,318	—	—		1,318
(Gain) loss on sale of assets	(601)	—	—		(601)
Total operating expense	24,629	8,476	(2,580)		30,525
Operating (loss) income	185	(4,735)	2,238		(2,312)
Other (expense) income:					0
Interest expense, net	(23)	—	636	(c)	613
Foreign exchange gain	25	—	—		25
Other income	—	68	—		68
Total other (expense) income	2	68	636		706
(Loss) income before income tax expense	187	(4,667)	2,874		(1,606)
Income tax expense	2	(25)	(11)	(d)(e)	(34)
Net (loss) income	189	(4,692)	2,863		(1,640)
Foreign exchange translation adjustment	22	—	—		22
Comprehensive (loss) income	$211	$(4,692)	2,863		$(1,618)
Per share data:
Net (loss) income per basic share	$0.01		$—		$(0.04)
Weighted-average number of basic shares outstanding	37,082		—		37,082
Net (loss) income per diluted share	$0.01		$—		$(0.04)
Weighted-average number of diluted shares outstanding	38,384		—		38,384
(a) Reflects the impact to depreciation expense and amortization expense as a result of the change in fair value of property, plant, and equipment and intangible assets acquired. Adjustment was made to the unaudited pro forma condensed combined statements of operations for the three and six months ended March 31, 2022.

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

NOTE 4.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	March 31, 2023	September 30, 2022
Cash	$18,635	$20,011
Cash equivalents	5,713	5,614
Restricted cash	495	520
Total cash, cash equivalents, and restricted cash	$24,843	$26,145

NOTE 5.    Accounts Receivable, net

The components of accounts receivable, net consisted of the following:

(in thousands)	March 31, 2023	September 30, 2022
Accounts receivable, gross	$22,975	$18,410
Allowance for credit loss	(396)	(337)
Accounts receivable, net	$22,579	$18,073

NOTE 6.    Inventory

The components of inventory consisted of the following:

(in thousands)	March 31, 2023	September 30, 2022
Raw materials	$26,187	$22,927
Work in-process	9,590	9,587
Finished goods	4,309	4,521
Inventory	$40,086	$37,035

NOTE 7.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	March 31, 2023	September 30, 2022
Land	$—	$995
Building	—	8,805
Equipment	47,284	42,330
Furniture and fixtures	1,571	1,394
Computer hardware and software	3,379	3,378
Leasehold improvements	7,772	7,180
Construction in progress	5,264	9,886
Property, plant, and equipment, gross	$65,270	$73,968
Accumulated depreciation	(38,945)	(36,101)
Property, plant, and equipment, net	$26,325	$37,867

Depreciation expense totaled $1.6 million and $3.0 million during the three and six months ended March 31, 2023, respectively and $1.0 million and $2.0 million during the three and six months ended March 31, 2022, respectively. During the six months ended March 31, 2023, the Company consummated the sale of the real property interests in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC, resulting in net proceeds of approximately $10.3 million and a gain on sale of assets of

$1.2 million. During the three and six months ended March 31, 2022, we sold certain equipment and incurred a gain on sale of assets of $0.8 million and $0.6 million, respectively.

During the quarter ended September 30, 2022, there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line of the A&D segment that indicated the carrying amounts of our long-lived assets may not be recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long-lived assets and recognized an impairment charge within operating expenses of $3.0 million against the FOG property, plant, and equipment by the amount by which the carrying value of the asset group's other long-lived assets exceeded their estimated fair value for the fiscal year ended September 30, 2022. Key assumptions utilized in the determination of fair value include expected future cash flows and working capital requirements. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of March 31, 2023 and September 30, 2022, 94.7% and 95.4%, respectively, of our long-lived assets were located in the United States.

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

The following table summarizes changes in intangible assets, net:

(in thousands)	March 31, 2023	September 30, 2022
Balance at beginning of period	$14,790	$167
Changes from acquisition	770	14,740
Amortization	(613)	(117)
Balance at end of period	$14,947	$14,790

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	March 31, 2023
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	3.6	$11,001	$(8,587)	$2,414
Customer relationships	3.1	3,990	(337)	3,653
Definite-lived intangible assets total		$14,991	$(8,924)	$6,067

As of March 31, 2023, IPR&D and trademarks was approximately $6.7 million and $2.2 million, respectively.

	September 30, 2022
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.4	$10,991	$(8,261)	$2,730
Customer relationships	4.6	3,260	(50)	3,210
Definite-lived intangible assets total		$14,251	$(8,311)	$5,940

As of September 30, 2022, IPR&D and trademarks was approximately $6.7 million and $2.2 million, respectively.

Estimated future amortization expense for intangible assets recorded by the Company as of March 31, 2023 is as follows:

(in thousands)	Amount
2023	$575
2024	1,131
2025	1,104
2026	702
2027	679
Thereafter	1,876
Total amortization expense	$6,067

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. None of the Company's goodwill is deductible for tax purposes. The following table summarizes changes in goodwill:

(in thousands)	March 31, 2023	September 30, 2022
Balance at beginning of period	$17,894	$69
Adjustments to preliminary purchase price allocation	(1,472)	17,825
Balance at end of period	$16,422	$17,894

NOTE 9.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three and six months ended March 31, 2023 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2023.

The components of net periodic pension cost are as follows:

(in thousands)	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Service cost	$26	$52
Interest cost	93	186
Expected return on plan assets	(84)	(168)
Net periodic pension cost	$35	$70
The service cost component of total pension expense is included as a component of SG&A expense on the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended March 31, 2023. The interest cost and expected return on plan assets components of total pension expense are included as components of other (expense) income on the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended March 31, 2023.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of March 31, 2023. As of March 31, 2023, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for the three and six months ended March 31, 2023, was $0.4 million and $0.6 million, respectively. Our matching contribution in cash for the three and six months ended March 31, 2022, was $0.3 million and $0.6 million, respectively.

NOTE 10.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	September 30, 2022
Compensation	$6,296	$4,213
Warranty	1,544	1,504
Commissions	407	228
Consulting	315	241
Legal expenses and other professional fees	618	275
Auditor fees	416	186
Income and other taxes	84	—
Severance and restructuring accruals	572	423
Litigation settlement	658	341
Other	967	713
Accrued expenses and other current liabilities	$11,877	$8,124

In an effort to better align business operations related to CATV product lines, we reduced our workforce and recorded $1.4 million in severance expense in the six months ended March 31, 2023. Severance and restructuring-related accruals specifically relate to the reductions in force. Expense related to severance and restructuring accruals is included in SG&A expense on the condensed consolidated statements of operations and comprehensive (loss) income. We expect all severance related to these workforce reductions that occurred in the six months ended March 31, 2023 to be fully paid by the quarter ending December 31, 2023.

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

As of March 31, 2023, an aggregate principal amount of $6.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of 5.5 million was outstanding pursuant to the term loan facility. As of September 30, 2022, an aggregate principal amount of $9.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.9 million was outstanding pursuant to the term loan facility. Also, as of March 31, 2023, the revolving credit facility had approximately $13.6 million available for borrowing. Provided that no event of default has occurred, and subject to availability limitation, loans under the revolving credit facility can continue to be drawn/redrawn/outstanding until expiration in 2025.

Our future term loan repayments as of March 31, 2023 is as follows:

(in thousands)	Amount
2023	$425
2024	852
2025	852
2026	3,339
Total loan payments	$5,468

NOTE 12.    Income and Other Taxes

During the three and six months ended March 31, 2023, the Company recorded an income tax expense of $54 thousand and $148 thousand, respectively. Income tax expense during the three and six months ended March 31, 2023 is composed primarily of state tax expense and tax expense generated from the tax amortization on acquired indefinitely lived assets. For the three and six months ended March 31, 2023 the effective tax rate on continuing operations was 0.4% and 0.6%, respectively.

During the three and six months ended March 31, 2022, the Company recorded an income tax benefit of $117 thousand and $2 thousand, respectively. Income tax benefit is composed primarily of state minimum taxes. For the three and six months ended March 31, 2022 the effective tax rate on continuing operations was 5.0% and 1.1%, respectively.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of March 31, 2023 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of March 31, 2023, except for the tax amortization of indefinitely lived goodwill, which cannot be utilized to reduce deferred tax assets. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of March 31, 2023 and September 30, 2022, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three and six months ended March 31, 2023, there were no material increases or decreases in unrecognized tax benefits.

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

Subsequent to the period, on April 24, 2023, the Company and Resilience entered into a Settlement and Release Agreement (the “Resilience Settlement Agreement”). The material financial terms of the Resilience Settlement Agreement require (i) a payment of $500,000 by the Company to Resilience, (ii) an appraisal of the Concord Real Property as of January 2, 2020, which could trigger a further future payment by the Company in an amount to be determined by said appraisal, and (iii) a mutual release of all claims, including claims arising under the SDI Purchase Agreement, and a dismissal of the litigation by all parties. The $500,000 is in accrued liabilities on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023.

On April 24, 2023, the underwriters of the representation and warranty insurance policies the Company acquired in connection with the SDI Purchase Agreement agreed to pay the Company $1.15 million within 15 business days in exchange for a release of any and all claims under the policies.

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

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Employee stock options	$—	$—	$—	$—
RSUs and RSAs	841	549	1,756	1,103
PSUs and PRSAs	608	487	1,301	894
Outside director equity awards and fees in common stock	86	108	212	235
Total stock-based compensation expense	$1,535	$1,144	$3,269	$2,232

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$331	$178	$718	$329
Selling, general, and administrative	951	781	2,026	1,536
Research and development	253	185	525	367
Total stock-based compensation expense	$1,535	$1,144	$3,269	$2,232

(Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net (loss) income	$(12,228)	$(2,225)	$(23,921)	$189
Denominator
Weighted average number of shares outstanding - basic	45,240	37,217	41,356	37,082
Effect of dilutive securities
Stock options	—	—	—	4
PSUs, RSUs, and restricted stock	—	—	—	1,298
Weighted average number of shares outstanding - diluted	45,240	37,217	41,356	38,384
Earnings per share - basic	$(0.27)	$(0.06)	$(0.58)	$0.01
Earnings per share - diluted	$(0.27)	$(0.06)	$(0.58)	$0.01
Weighted average antidilutive options, unvested RSUs and RSAs, and unvested PSUs excluded from the computation	2,947	75	2,732	72

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), performance stock units (“PSUs”), and stock options as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the three and six months ended March 31, 2023 and for the three months ended March 31, 2022 due to the Company incurring a net loss for such period.

Public Offering

On February 17, 2023, we closed our offering of 15,454,546 shares of our common stock at a price of $1.10 per share, resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of $15.4 million. The shares were sold by us pursuant to a Securities Purchase Agreement, dated as of February 17, 2023, between the Company and each purchaser named in the signature pages thereto and a Placement Agency Agreement, dated as of February 15, 2023, by and between the Company and A.G.P./Alliance Global Partners.

Future Issuances

Common stock reserved for future issuances as of March 31, 2023 was as follows:

Amount
Exercise of outstanding stock options	9,981
Unvested RSUs and RSAs	4,100,023
Unvested PSUs and PRSAs (at 200% maximum payout)	2,865,486
Issuance of stock-based awards under the Equity Plans	1,894,567
Purchases under the officer and director share purchase plan	88,741
Total reserved	8,958,798

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Revenue
Aerospace and Defense	$25,203	$9,006	$46,878	$18,906
Broadband	1,617	23,644	4,895	55,980
Total revenue	$26,820	$32,650	$51,773	$74,886
Segment profit
Aerospace and Defense gross profit	$5,515	$1,233	$9,623	$2,917
Aerospace and Defense research and development expense	5,253	4,041	9,602	8,203
Aerospace and Defense gross profit less research and development expense	$262	$(2,808)	$21	$(5,286)
Broadband gross profit	$(1,804)	$7,784	$(2,853)	$(21,897)
Broadband research and development expense	544	494	1,546	959
Broadband gross profit less research and development expense	$(2,348)	$7,290	$(4,399)	$20,938
Total gross profit less research and development expense	$(2,086)	$4,482	$(4,378)	$15,652

Product Categories

Revenue is classified by major product category as presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Aerospace and Defense
Inertial Navigation	$24,250	$7,615	$44,229	$15,760
Defense Optoelectronics	953	1,391	2,649	3,146
Broadband
CATV Optical Transmitters and Components	394	20,984	1,947	49,443
Data Center Chips	790	1,113	1,197	2,181
Optical Sensing	433	1,547	1,751	4,356
Total revenue	$26,820	$32,650	$51,773	$74,886

Timing of Revenue

Revenue is classified by timing of recognition as presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Trade revenue (recognized at a point in time)	$19,989	$31,157	$39,096	$72,849
Contract revenue (recognized over time)	6,831	1,493	12,677	2,037
Total revenue	$26,820	$32,650	$51,773	$74,886

Geographical Concentration

Revenue is classified by geographic area based on our customers’ billing address as presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
United States and Canada	$20,221	$29,652	$39,223	$67,708
Asia	959	1,728	2,379	4,814
Europe	3,732	963	6,935	1,756
Other	1,908	334	3,236	608
Total revenue	$26,820	$32,650	$51,773	$74,886

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from one significant customer represented an aggregate of 27% and two significant customers represented an aggregate of 32% of our consolidated revenue for the three months and six months ended March 31, 2023, respectively, and revenue from two significant customers represented an aggregate of 62% and 64% of our consolidated revenue for the three and six months ended March 31, 2022, respectively. The percentage from significant customers decreased due to lower CATV revenue from our Broadband segment.

NOTE 16.    Subsequent Events

Restructuring
On April 21, 2023, EMCORE Corporation announced a restructuring program (collectively, the "Restructuring") that includes the strategic shutdown of the Company’s Broadband business segment (including the Company’s cable TV, wireless, sensing, and chips product lines) and the discontinuance of its defense optoelectronics product line (collectively, the "Discontinued Businesses"). On April 19, 2023, the Company’s Board of Directors unanimously approved the Restructuring. Prior to the decision to effect the Restructuring, the Company's Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of the Discontinued Businesses, the current and expected profitability for the Discontinued Businesses, the Company’s cost structure and the Company’s strategic focus on the Company’s Aerospace and Defense business segment, and concluded that the Discontinued Businesses are non-strategic, currently unsustainable and cannot be restructured in a way that will allow the Company to achieve profitable growth and cash preservation. Additionally, the Company engaged in an effort to sell some or all of the Discontinued Businesses but had not been able to consummate any such transaction with a buyer, following several months of discussions with several interested parties, on terms that the Company’s Board of Directors believed were in the best interests of the Company and its shareholders. The Company expects to exit the operations of the Discontinued Businesses by September 30, 2023. As a result of the Restructuring, the Company expects to eliminate approximately 75 positions in the U.S. (primarily in Alhambra, California) and approximately 25 positions in China, collectively representing approximately 22% of the Company’s workforce, and to consolidate facility space by reducing the space used at the Alhambra campus from five to two buildings (including closure of the Company’s indium phosphide wafer fabrication facility in Alhambra), relocating personnel in Concord, California to the operations area from the adjacent office building, and closing the Company’s manufacturing support and engineering center in China, collectively representing an approximately 25% reduction in the aggregate square footage occupied by the Company’s facilities.

The actions that are being undertaken by the Company in connection with the Restructuring are expected to result in annualized cost savings of approximately $12 million. At the time of the filing of this Quarterly Report on Form 10-Q, the Company is unable in good faith to make a determination of an estimate of the total amount or range of amounts expected to be incurred by the Company in connection with the Restructuring. However, the Company anticipates that material cash and non-cash charges will be incurred and recorded in the Company's future reporting periods, including, without limitation, one-time employee severance and termination costs related to the Restructuring of approximately $2.1 million (of which the Company expects that approximately $0.5 million will be in non-cash, stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards). The Company expects to recognize substantially all of these charges in the quarter ending June 30, 2023 and that the Restructuring implementation is anticipated to be substantially complete by September 30, 2023. The Company may incur additional expenses in connection with the Restructuring that are not currently contemplated. The charges that the Company expects to incur in connection with the Restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

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

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). These facilities support our vertically-integrated manufacturing strategy for quartz, FOG and Ring Laser Gyro products for navigation systems. We design and manufacture industry-leading Photonic Integrated Chip (PIC), Quartz MEMS (“QMEMS”), and lithium niobate chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications.

Our reporting segments are as follows: (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Inertial Navigation and (ii) Defense Optoelectronics. Broadband is comprised of three product lines: (i) CATV Optical Transmitters and Components, (ii) Data Center Chips, and (iii) Optical Sensing.

Recent Developments

Restructuring

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Aerospace and Defense business segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. We expect to exit the operations of these discontinued businesses by September 30, 2023. As a result of this restructuring, the we expect to eliminate approximately 75 positions in the U.S. (primarily in Alhambra, California) and approximately 25 positions in China, collectively representing approximately 22% of our total workforce, and to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra), relocating personnel in Concord, California to the operations area from the adjacent office building, and closing our manufacturing support and engineering center in China, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. We expect this restructuring effort to result in annualized cost savings of approximately $12 million. As of the time of the filing of this Quarterly Report on Form 10-Q, we are unable in good faith to make a determination of an estimate of the total amount or range of amounts that we expect to incur in connection with this restructuring. However, we anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods, including, without limitation, one-time employee severance and termination costs related to the restructuring of approximately $2.1 million (of which we expect approximately $0.5 million will be in non-cash, stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards). We expect to recognize substantially all of these charges in the quarter ending June 30, 2023, and that the restructuring implementation is anticipated to be substantially complete by September 30, 2023. We may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

Equity Offering

On February 17, 2023, we closed our offering of 15,454,546 shares of our common stock at a price of $1.10 per share, resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of $15.4 million. The shares were sold by us pursuant to a Securities Purchase Agreement, dated as of February 17, 2023, between the Company and each purchaser named in the signature pages thereto and a Placement Agency Agreement, dated as of February 15, 2023, by and between the Company and A.G.P./Alliance Global Partners.

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

As of March 31, 2023, an aggregate principal amount of $6.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.5 million was outstanding pursuant to the term loan facility.

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

Economic Conditions

The increased instability of global economic conditions and inflationary risks are adding to the uncertainty of our business. These adverse conditions could result in longer sales cycles, increased costs to manufacture our products and increased price competition. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations, and overall financial performance.

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

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility or facilities located in Thailand or Malaysia and for an initial term ending on December 31, 2025, the CATV Optical Transmitters and Components products set forth in the Fastrain Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24-month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds. No such shortfall penalties or surplus bonuses had accrued or become payable as of the quarter ended March 31, 2023.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.2	72.4	86.9	66.9
Gross profit	13.8	27.6	13.1	33.1
Operating expense:
Selling, general, and administrative	37.1	23.2	38.4	19.7
Research and development	21.6	13.9	21.5	12.2
Severance	(0.1)	0.1	0.9	1.8
Loss (gain) on sale of assets	0.1	(2.4)	(2.2)	(0.8)
Total operating expense	58.7	34.7	58.6	32.9
Operating (loss) income	(44.9)%	(7.1)%	(45.5)%	0.2%

Comparison of Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Revenue	$26,820	$32,650	$(5,830)	(17.9)%
Cost of revenue	23,109	23,633	(524)	(2.2)
Gross profit	3,711	9,017	(5,306)	(58.8)
Operating expense:
Selling, general, and administrative	9,951	7,563	2,388	31.6
Research and development	5,797	4,535	1,262	27.8
Severance	(17)	20	(37)	(185.0)
Loss (gain) on sale of assets	24	(788)	812	103.0
Total operating expense	15,755	11,330	4,425	39.1
Operating (loss) income	$(12,044)	$(2,313)	$(9,731)	(420.7)%

	Six Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Revenue	$51,773	$74,886	$(23,113)	(30.9)%
Cost of revenue	45,003	50,072	(5,069)	(10.1)
Gross profit	6,770	24,814	(18,044)	(72.7)
Operating expense:
Selling, general, and administrative	19,895	14,750	5,145	34.9
Research and development	11,148	9,162	1,986	21.7
Severance	458	1,318	(860)	(65.3)
(Gain) on sale of assets	(1,147)	(601)	(546)	(90.8)
Total operating expense	30,354	24,629	5,725	23.2
Operating (loss) income	$(23,584)	$185	$(23,769)	(12,848.1)%

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$25,203	$9,006	$16,197	179.8%
Broadband	1,617	23,644	(22,027)	(93.2)
Total revenue	$26,820	$32,650	$(5,830)	(17.9)%

	Six Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$46,878	$18,906	$27,972	148.0%
Broadband	4,895	55,980	(51,085)	(91.3)
Total revenue	$51,773	$74,886	$(23,113)	(30.9)%

For the three and six months ended March 31, 2023, Aerospace and Defense revenue increased compared to the same period in the prior year, primarily driven by higher Inertial Navigation revenue primarily due to the acquisitions of S&N and EMCORE Chicago.

For the three and six months ended March 31, 2023, Broadband revenue decreased compared to the same period in the prior year, due overwhelmingly to a substantial decline in sales of CATV Optical Transmitter and Components products. This market is historically cyclical. Following a significant COVID-19 related up-cycle during the fiscal year ended September 30, 2021 and the early part of the fiscal year ended September 30, 2022, we are currently in a down-cycle with substantial inventory build-up in our sales channels. In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) – See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading “Restructuring” for additional information regarding the restructuring program.

Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$5,515	$1,233	$4,282	347.3%
Broadband	(1,804)	7,784	(9,588)	(123.2)
Total gross profit	$3,711	$9,017	$(5,306)	(58.8)%

	Six Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$9,623	$2,917	$6,706	229.9%
Broadband	(2,853)	21,897	(24,750)	(113.0)
Total gross profit	$6,770	$24,814	$(18,044)	(72.7)%

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

For the three and six months ended March 31, 2023, Aerospace and Defense gross profit increased compared to the same period in the prior year primarily driven by the additional contribution from the acquisition of EMCORE Chicago. For the three and six months ended March 31, 2023, Aerospace and Defense gross margin increased by 8% from 14% to 22% and by 6% from 15% to 21%, respectively, compared to the same period in the prior year as a result of the additional contribution of EMCORE Chicago.

For the three and six months ended March 31, 2023, Broadband gross profit decreased compared to the same period in the prior year due to the lower absorption of overhead costs in our wafer fabrication facility due to the substantial drop in product revenue. For the three and six months ended March 31, 2023, Broadband gross margin decreased by 145% from 33% to negative 112% and by 97% from 39% to negative 58%, respectively, compared to the same period in the prior year as a result of the current down-cycle with substantial inventory build-up in our sales channels.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal and human resources support functions.

For the three and six months ended March 31, 2023, SG&A increased compared to the same period in the prior year primarily due to expenses related to the S&N and EMCORE Chicago acquisitions, and higher litigation costs, short-term consulting services, and the addition of EMCORE Chicago.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to the future growth of our Aerospace and Defense segment.

For the three months ended March 31, 2023 and 2022, Aerospace and Defense R&D expense was $5.3 million and $4.0 million, respectively. For the six months ended March 31, 2023 and 2022, Aerospace and Defense R&D expense was $9.6 million and $8.2 million, respectively. R&D increased compared to the same period in the prior year primarily due to R&D associated with the acquired EMCORE Chicago offset by lower project costs.

For the three months ended March 31, 2023 and 2022, Broadband R&D expense was $0.5 million and $0.5 million, respectively. For the six months ended March 31, 2023 and 2022, Broadband R&D expense was $1.5 million and $1.0 million, respectively. R&D increased compared to the same period in the prior year primarily due to the Chip product line.

Severance

For the six months ended March 31, 2023, severance totaled approximately $0.5 million due to a previously announced reduction in force at our Alhambra facility. For the six months ended March 31, 2022, severance totaled approximately $1.3 million associated with the shutdown of manufacturing operations at our Beijing, China facility.

Loss (Gain) on Sale of Assets

During the six months ended March 31, 2023, we consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in a gain on sale of assets of $1.2 million. During the three and six months ended March 31, 2022, the Company sold certain assets and realized a gain on sale of assets of $0.8 million and $0.6 million, respectively.

Interest Expense, net

During the three and six months ended March 31, 2023, interest expense, net totaled approximately $0.2 million and $0.5 million, respectively, primarily due to the debt outstanding from our Credit Agreement and having lower cash and cash equivalents balance earning interest income.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our aerospace and defense business. As a result of our recent cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Aerospace & Defense business. As of March 31, 2023, our cash and cash equivalents totaled $24.8 million and net working capital totaled $67.0 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations, including:

•In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing, and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Aerospace and Defense business segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. We expect to exit the operations of these discontinued businesses by September 30, 2023. As a result of this restructuring, we expect to eliminate approximately 75 positions in the U.S. (primarily in Alhambra, California) and approximately 25 positions in China, collectively representing approximately 22% of our total workforce, and to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra), relocating personnel in Concord, California to the operations area from the adjacent office building, and closing our manufacturing support and engineering center in China, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. We expect this restructuring effort to result in annualized cost savings of approximately $12 million. As of the time of the filing of this Quarterly Report on Form 10-Q, we are unable in good faith to make a determination of an estimate of the total amount or range of amounts that we expect to incur in connection with this restructuring. However, we anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods, including, without limitation, one-time employee severance and termination costs related to the restructuring of approximately $2.1 million (of which we expect that approximately $0.5 million will be in non-cash, stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards). We expect to recognize substantially all of these charges in the quarter ending June 30, 2023, and that the restructuring implementation is anticipated to be substantially complete by September 30, 2023. We may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.
•In February 2023, we closed our offering of 15,454,546 shares of our common stock at a price of $1.10 per share, resulting in net proceeds to us from the offering of $15.4 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading “Equity Offering” for additional information regarding the equity offering.
•In December 2022, we consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in net proceeds of approximately $10.3 million, pursuant to the terms of the Tinley Park Purchase Agreement.
•In August 2022, we entered into the Credit Agreement with Wingspire that provides us with (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. As of March 31, 2023, an aggregate principal amount of $6.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.5 million was outstanding pursuant to the term loan facility, and an additional $13.6 million was available for borrowing. See Note 11 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under the Credit Agreement, together with additional actions we could take to further reduce our expenses and/or additional funds we receive if we elect to raise capital through additional debt or equity issuances, or from our efforts to monetize certain assets, are anticipated to be sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months from the issuance date of these financial statements. As a result, these financial statements have been prepared on a going concern basis. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

The Credit Agreement subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the Credit Agreement contains a cash dominion provision, requiring us to maintain a minimum amount of liquidity. As of March 31, 2023, this minimum amount of liquidity that we needed to maintain was $12.5 million. If we fall below this minimum amount of liquidity for a period of three consecutive days, or if there occurs an event of default under the Credit Agreement, then our lender can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If we trigger the cash dominion provision or if an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

We continue to explore a range of options to further address our capitalization and liquidity. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our common stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our common stock. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us. In addition, if adequate funds are not available to fund our future operations or meet our Credit Agreement obligations, we may need to curb our business plans, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow

	Six Months Ended March 31,
(in thousands, except percentages)	2023	2022	Change
Net cash (used in) provided by operating activities	$(22,810)	$11,535	$(34,345)	(297.7)%
Net cash provided by (used in) investing activities	$9,480	$(2,169)	$11,649	537.1%
Net cash provided by (used in) financing activities	$12,012	$(127)	$12,139	9,558.3%

For the six months ended March 31, 2023, our operating activities used cash primarily due to our net loss and working capital.

For the six months ended March 31, 2023, our investing activities provided cash primarily from the sale of the Tinley Park Facility.

For the six months ended March 31, 2023, our financing activities provided cash primarily from the sale of common stock offset by cash used for payment to our borrowing facility.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risks during the second quarter of fiscal 2023. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2022 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the ongoing COVID-19 pandemic, a significant number of employees are now working from home. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

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

We may be unable to realize the level of the anticipated benefits that we expect from exiting businesses and restructuring our operations, which may adversely impact our business and results of operations.

From time to time, we may decide to exit certain businesses or otherwise undertake restructuring, reorganization, or other strategic initiatives to realign our resources with our growth strategies, operate more efficiently and reduce costs. The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, facility consolidations and closures, restructurings, management changes, reductions in investments, shut-downs or discontinuance of businesses, and other actions, each of which may depend on a number of factors that may not be within our control. For example, as described in more detail elsewhere in this Quarterly Report on Form 10-Q, on April 21, 2023, we announced the shutdown of our Broadband business segment and the discontinuance of our defense optoelectronics product line.

Any such effort to restructure or streamline our organization may result in restructuring or other costs, such as severance and termination costs, contract and lease termination costs, asset impairment charges, and other costs. In particular, we expect that material cash and non-cash charges will be incurred and recorded in our future reporting periods as a result of the shutdown of our Broadband business segment and the discontinuance of our defense optoelectronics product line. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and other retention issues. Reorganization and restructuring can impact a significant amount of management and other employees’ time and resources, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated benefits, including cost savings, which would adversely affect our business, competitive position, operating results and financial condition.

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

2.7
Purchase and Sale Agreement, dated November 1, 2022, by and between EMCORE Chicago Inertial Corporation and HSRE Fund VII Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2022).

10.1†
Separation and General Release Agreement, entered into as of January 3, 2023, by and between EMCORE Corporation and Albert Lu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 9, 2023).

10.2
Form of Securities Purchase Agreement, dated as of February 15, 2023, between the Company and each purchaser names in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report or Form 8-K filed on February 15, 2023).

10.3
Placement Agency Agreement, dated as of February 15, 2023, between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2023).

10.4†	Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2023).
10.5†**	Form of Performance-Based Restricted Stock Unit Award (for executive officers) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan.
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
_____________________________________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 10, 2023	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)