Form 10-Q
period 2023-06-30
EMCORE CORP
filed 2023-08-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023, the number of shares outstanding of no par value common stock totaled 54,160,478.

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

•risks related to our ability to obtain capital;
•any disruptions to our operations as a result of our restructuring activities;
•costs and expenses incurred in connection with restructuring activities and anticipated operational costs savings arising from the restructuring actions;
•the effects of personnel losses;
•risks and uncertainties related to customer and vendor relationships and contractual obligations with respect to the shutdown of the Broadband business segment and the discontinuance of our defense optoelectronics product line;
•risks and uncertainties related to the closing of the manufacturing support and engineering center in China;
•risks related to any potential sale of our wafer fabrication facility and/or our remaining Broadband businesses, including without limitation the failure to achieve any anticipated proceeds from any such sale or to fully realize the anticipated benefits of such a transaction, diversion of management's time and attention from our remaining businesses to the sale of such businesses, third party costs incurred by the Company related to any such transaction, and risks associated with any liabilities related to any such assets or business that are retained by the Company in any sale transaction;
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
•actions by competitors;
•risks and uncertainties related to the outcome of legal proceedings;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,717	$25,625
Restricted cash	495	520
Accounts receivable, net of credit loss of $363 and $337, respectively	17,451	18,073
Contract assets	5,163	4,560
Inventory	35,833	37,035
Prepaid expenses	3,378	4,061
Other current assets	2,431	3,063
Total current assets	84,468	92,937
Property, plant, and equipment, net	24,388	37,867
Goodwill	19,043	17,894
Operating lease right-of-use assets	26,534	23,243
Other intangible assets, net	15,294	14,790
Other non-current assets	2,326	2,351
Total assets	$172,053	$189,082
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,164	$12,729
Accrued expenses and other current liabilities	10,775	8,124
Contract liabilities	1,359	5,300
Loan payable - current	852	852
Operating lease liabilities - current	2,740	2,213
Total current liabilities	26,890	29,218
Line of credit	6,485	9,599
Loan payable - non-current	4,403	5,042
Operating lease liabilities - non-current	24,737	21,625
Asset retirement obligations	4,143	4,664
Other long-term liabilities	8	106
Total liabilities	66,666	70,254
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 61,059 shares issued and 54,153 shares outstanding as of June 30, 2023; 44,497 shares issued and 37,591 shares outstanding as of September 30, 2022	807,605	787,347
Treasury stock at cost; 6,906 shares as of June 30, 2023 and September 30, 2022	(47,721)	(47,721)
Accumulated other comprehensive income	1,380	1,301
Accumulated deficit	(655,877)	(622,099)
Total shareholders’ equity	105,387	118,828
Total liabilities and shareholders’ equity	$172,053	$189,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$26,698	$23,675	$78,471	$98,561
Cost of revenue	23,198	19,777	68,201	69,849
Gross profit	3,500	3,898	10,270	28,712
Operating expense:
Selling, general, and administrative	6,452	7,800	26,347	22,550
Research and development	5,171	4,513	16,319	13,675
Severance	1,838	—	2,296	1,318
Gain on sale of assets	—	(1,318)	(1,147)	(1,919)
Total operating expense	13,461	10,995	43,815	35,624
Operating loss	(9,961)	(7,097)	(33,545)	(6,912)
Other income (expense):
Interest (expense) income, net	(219)	9	(682)	(14)
Foreign exchange gain (loss)	321	(185)	442	(160)
Other income (expense)	31	(349)	184	(349)
Total other income (expense)	133	(525)	(56)	(523)
Loss before income tax expense	(9,828)	(7,622)	(33,601)	(7,435)
Income tax expense	(29)	(27)	(177)	(25)
Net loss	$(9,857)	$(7,649)	$(33,778)	$(7,460)
Foreign exchange translation adjustment	(134)	69	(79)	91
Comprehensive loss	$(9,991)	$(7,580)	$(33,857)	$(7,369)
Per share data:
Net loss per basic share	$(0.18)	$(0.20)	$(0.74)	$(0.20)
Weighted-average number of basic shares outstanding	53,926	37,425	45,546	37,197
Net loss per diluted share	$(0.18)	$(0.20)	$(0.74)	$(0.20)
Weighted-average number of diluted shares outstanding	53,926	37,425	45,546	37,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Shares of common stock
Balance, beginning of period	53,884	37,395	37,591	36,984
Stock-based compensation	269	148	1,107	553
Stock option exercises	—	—	—	6
Sale of common stock	—	—	15,455	—
Balance, end of period	54,153	37,543	54,153	37,543
Value of common stock
Balance, beginning of period	$806,100	$784,371	$787,347	$782,266
Stock-based compensation	1,713	1,523	4,982	3,755
Stock option exercises	—	—	—	29
Tax withholding paid on behalf of employees for stock-based awards	(17)	(151)	(161)	(307)
Sale of common stock	(191)	—	15,437	—
Balance, end of period	807,605	785,743	807,605	785,743
Treasury stock, beginning and end of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	1,246	709	1,301	687
Translation adjustment	134	69	79	91
Balance, end of period	1,380	778	1,380	778
Accumulated deficit
Balance, beginning of period	(646,020)	(597,577)	(622,099)	(597,766)
Net loss	(9,857)	(7,649)	(33,778)	(7,460)
Balance, end of period	(655,877)	(605,226)	(655,877)	(605,226)
Total shareholders’ equity	$105,387	$133,574	$105,387	$133,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(33,778)	$(7,460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,496	3,292
Stock-based compensation expense	4,982	3,755
Provision adjustments related to credit loss	25	187
Provision adjustments related to product warranty	(57)	174
Gain on disposal of property, plant, and equipment	(1,147)	(1,919)
Other	124	299
Total non-cash adjustments	10,423	5,788
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(7)	7,306
Inventory	(2,158)	3,380
Other assets	(2,000)	(5,263)
Accounts payable	(1,230)	(4,706)
Contract liabilities	(3,941)	2,650
Operating lease liabilities - current	527	(487)
Accrued expenses and other liabilities	5,729	6,941
Total change in operating assets and liabilities	(3,080)	9,821
Net cash (used in) provided by operating activities	(26,435)	8,149
Cash flows from investing activities:
Purchase of equipment	(2,026)	(4,743)
Proceeds from disposal of property, plant, and equipment	10,915	2,820
Acquisition of business, net of cash acquired	96	(2,439)
Net cash provided by (used in) investing activities	8,985	(4,362)
Cash flows from financing activities:
Proceeds from borrowings from line of credit	393	—
Payments towards line of credit	(3,507)	—
Payments towards note payable	(639)	—
Proceeds from sale of common stock	15,437	—
Proceeds from employee stock purchase plans and exercise of equity awards	—	29
Taxes paid related to net share settlement of equity awards	(161)	(307)
Net cash provided by (used in) financing activities	11,523	(278)
Effect of exchange rate changes provided by foreign currency	(6)	(62)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,933)	3,447
Cash, cash equivalents, and restricted cash at beginning of period	26,145	71,682
Cash, cash equivalents, and restricted cash at end of period	$20,212	$75,129
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$932	$40
Cash paid during the period for income taxes	$120	$547
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(373)	$(76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Description of Business

EMCORE Corporation (referred to herein, together with its subsidiaries, as the “Company,” “we,” “our,” or “EMCORE”) is a leading provider of inertial navigation products for the aerospace and defense markets. We leverage industry-leading Photonic Integrated Chip (PIC), Quartz MEMS, and Lithium Niobate chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last four years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022. We have vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our headquarters in Alhambra, CA and at our facilities in Budd Lake, NJ and Concord, CA. These facilities support our vertically-integrated manufacturing strategy for quartz, FOG, and Ring Laser Gyro products for navigation systems.

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

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test at least annually based on either an optional qualitative assessment or a quantitative analysis comparing the estimated fair value of a reporting unit to its carrying value as of the test date. In the current interim period ending June 30, 2023, we have elected to change our annual test date from December 31st of each year to July 1st of each year, unless there are indications requiring a more frequent impairment test. Any impairment charges would be based on the quantitative analysis. We performed our last test at December 31, 2022 and will perform our next test on July 1, 2023.

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

We have recently experienced significant losses from our operations and used a significant amount of cash, amounting to a net loss of $33.8 million and net cash outflows from operations of $26.4 million for the nine months ended June 30, 2023, and we expect to continue to incur losses and use cash in our operations as we continue to restructure our business. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Aerospace & Defense business. As of June 30, 2023, our cash and cash equivalents totaled $20.2 million and we had $10.6 million available under our Credit Agreement (as defined in Note 11 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements).

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

NOTE 3.    Acquisitions

On August 9, 2022, we completed the acquisition of EMCORE Chicago, pursuant to which we acquired substantially all of KVH's assets and liabilities primarily related to its FOG and Inertial Navigation Systems business, including property interests in the Tinley Park Facility, for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the closing, EMCORE Chicago results are included in our A&D reportable segment and in our consolidated financial statements beginning on the acquisition date. Revenue and net income of EMCORE Chicago of $9.3 million and $0.4 million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2023. Revenue and net income of EMCORE Chicago of $25.9 million and $2.1 million, respectively, is included in our condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2023.

Final Purchase Price Allocation

The total purchase price for the EMCORE Chicago acquisition was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. Since the acquisition, the purchase price allocation for EMCORE Chicago changed by a $3.3 million reduction to inventory resulting in a corresponding increase to intangible assets and goodwill acquired. Goodwill is measured as the excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets.

The table below represents the final purchase price allocation to the assets acquired and liabilities assumed of EMCORE Chicago based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$4,977
Inventory	7,479
Prepaid expenses and other current assets	1,483
Property, plant, and equipment	14,442
Intangible assets acquired	13,470
Goodwill	15,867
Liabilities assumed:
Accounts payable	(1,699)
Accrued expenses	(485)
Contract liabilities	(637)
Other long-term liabilities	(8)
Total purchase consideration	$54,889

Included in intangible assets acquired are customer relationships of $3.0 million, technology of $2.4 million, in-process research and development of $5.9 million, and trademarks of $2.2 million.

For the three and nine months ended June 30, 2023, the Company incurred transitional and transaction costs of approximately $0.3 million and $3.6 million, respectively, in connection with the S&N and EMCORE Chicago acquisitions, which were expensed as incurred and included in selling, general, and administrative (“SG&A”) expenses within the accompanying condensed consolidated statements of operations and comprehensive loss. Goodwill from the acquisition totaled $15.9 million which is 83.3% of total goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented for the three and nine months ended June 30, 2022 does not purport to be indicative of the results of operations that would have been achieved had the EMCORE Chicago acquisition been consummated on October 1, 2021, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	Three Months Ended June 30, 2022
	Historical
(in thousands, except per share data)	EMCORE Corporation (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$23,675	$7,698	$—		$31,373
Cost of revenue	19,777	5,827	171	(a)	25,775
Gross profit	3,898	1,871	(171)		5,598
Operating expense:
Selling, general, and administrative	7,800	2,905	(1,026)	(a)(b)	9,679
Research and development	4,513	1,443	(264)	(a)(b)	5,692
Severance	—	—	—		—
Gain on sale of assets	(1,318)	—	—		(1,318)
Total operating expense	10,995	4,348	(1,290)		14,053
Operating loss	(7,097)	(2,477)	1,119		(8,455)
Other expense:
Interest income, net	9	—	318	(c)	327
Foreign exchange loss	(185)	—	—		(185)
Other expense	(349)	34	—		(315)
Total other expense	(525)	34	318		(173)
Loss before income tax expense	(7,622)	(2,443)	1,437		(8,628)
Income tax expense	(27)	(13)	(6)	(d)(e)	(46)
Net loss	(7,649)	(2,456)	1,431		(8,674)
Foreign exchange translation adjustment	69	—	—		69
Comprehensive loss	$(7,580)	$(2,456)	1,431		$(8,605)
Per share data:
Net loss per basic share	$(0.20)		$—		$(0.23)
Weighted-average number of basic shares outstanding	37,425		—		37,425
Net loss per diluted share	$(0.20)		$—		$(0.23)
Weighted-average number of diluted shares outstanding	37,425		—		37,425

	Nine Months Ended June 30, 2022
	Historical
(in thousands, except per share data)	EMCORE Corporation (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$98,561	$23,094	$—		$121,655
Cost of revenue	69,849	17,482	512	(a)	87,843
Gross profit	28,712	5,612	(512)		33,812
Operating expense:
Selling, general, and administrative	22,550	8,329	(3,077)	(a)(b)	27,802
Research and development	13,675	4,330	(793)	(a)(b)	17,212
Severance	1,318	—	—		1,318
Gain on sale of assets	(1,919)	—	—		(1,919)
Total operating expense	35,624	12,659	(3,870)		44,413
Operating loss	(6,912)	(7,047)	3,358		(10,601)
Other expense:
Interest expense, net	(14)	—	954	(c)	940
Foreign exchange loss	(160)	—	—		(160)
Other expense	(349)	102	—		(247)
Total other expense	(523)	102	954		533
Loss before income tax expense	(7,435)	(6,945)	4,312		(10,068)
Income tax expense	(25)	(38)	(17)	(d)(e)	(80)
Net loss	(7,460)	(6,983)	4,295		(10,148)
Foreign exchange translation adjustment	91	—	—		91
Comprehensive loss	$(7,369)	$(6,983)	4,295		$(10,057)
Per share data:
Net loss per basic share	$(0.20)		$—		$(0.27)
Weighted-average number of basic shares outstanding	37,197		—		37,197
Net loss per diluted share	$(0.20)		$—		$(0.27)
Weighted-average number of diluted shares outstanding	37,197		—		37,197
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

NOTE 4.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	June 30, 2023	September 30, 2022
Cash	$13,936	$20,011
Cash equivalents	5,781	5,614
Restricted cash	495	520
Total cash, cash equivalents, and restricted cash	$20,212	$26,145

NOTE 5.    Accounts Receivable, net

The components of accounts receivable, net consisted of the following:

(in thousands)	June 30, 2023	September 30, 2022
Accounts receivable, gross	$17,814	$18,410
Allowance for credit loss	(363)	(337)
Accounts receivable, net	$17,451	$18,073

NOTE 6.    Inventory

The components of inventory consisted of the following:

(in thousands)	June 30, 2023	September 30, 2022
Raw materials	$21,714	$22,927
Work in-process	9,005	9,587
Finished goods	5,114	4,521
Inventory	$35,833	$37,035

NOTE 7.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	June 30, 2023	September 30, 2022
Land	$—	$995
Building	—	8,805
Equipment	47,711	42,330
Furniture and fixtures	1,571	1,394
Computer hardware and software	3,377	3,378
Leasehold improvements	9,794	7,180
Construction in progress	3,278	9,886
Property, plant, and equipment, gross	$65,731	$73,968
Accumulated depreciation	(41,343)	(36,101)
Property, plant, and equipment, net	$24,388	$37,867

Depreciation expense totaled $2.4 million and $5.4 million during the three and nine months ended June 30, 2023, respectively and $1.2 million and $3.2 million during the three and nine months ended June 30, 2022, respectively. During the nine months ended June 30, 2023, the Company consummated the sale of the real property interests in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC, resulting in net proceeds of approximately $10.3 million and a gain on sale of assets of

$1.2 million. During the three and nine months ended June 30, 2022, we sold certain equipment and incurred a gain on sale of assets of $1.3 million and $1.9 million, respectively.

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

During the quarter ended June 30, 2023, the Company announced a restructuring program which caused the Company to accelerate depreciation on the Broadband segment and defense optoelectronics assets to an end-of-life date of December 2023, resulting in depreciation expense of $0.8 million for each of the three and nine months ended June 30, 2023.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of June 30, 2023 and September 30, 2022, 95.4% and 95.4%, respectively, of our long-lived assets were located in the United States.

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

The following table summarizes changes in intangible assets, net:

(in thousands)	June 30, 2023	September 30, 2022
Balance at beginning of period	$14,790	$167
Changes from acquisition	1,470	14,740
Amortization	(966)	(117)
Balance at end of period	$15,294	$14,790

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	June 30, 2023
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	2.7	$11,001	$(8,750)	$2,251
Customer relationships	3.8	4,690	(527)	4,163
Definite-lived intangible assets total		$15,691	$(9,277)	$6,414

As of June 30, 2023, IPR&D and trademarks were approximately $6.7 million and $2.2 million, respectively.

	September 30, 2022
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.4	$10,991	$(8,261)	$2,730
Customer relationships	4.6	3,260	(50)	3,210
Definite-lived intangible assets total		$14,251	$(8,311)	$5,940

As of September 30, 2022, IPR&D and trademarks were approximately $6.7 million and $2.2 million, respectively.

Estimated future amortization expense for intangible assets recorded by the Company as of June 30, 2023 is as follows:

(in thousands)	Amount
2023	$309
2024	1,218
2025	1,192
2026	790
2027	766
Thereafter	2,139
Total amortization expense	$6,414

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. None of the Company's goodwill is deductible for tax purposes. The following table summarizes changes in goodwill:

(in thousands)	June 30, 2023	September 30, 2022
Balance at beginning of period	$17,894	$69
Adjustments to preliminary purchase price allocation	1,149	17,825
Balance at end of period	$19,043	$17,894

NOTE 9.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three and nine months ended June 30, 2023 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2023.

The components of net periodic pension cost are as follows:

(in thousands)	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Service cost	$26	$78
Interest cost	93	279
Expected return on plan assets	(84)	(252)
Net periodic pension cost	$35	$105
The service cost component of total pension expense is included as a component of cost of revenue on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2023. The interest cost and expected return on plan assets components of total pension expense are included as components of other income (expense) on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended June 30, 2023.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of June 30, 2023. As of June 30, 2023, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for the three and nine months ended June 30, 2023, was

$0.4 million and $1.0 million, respectively. Our matching contribution in cash for the three and nine months ended June 30, 2022, was $0.2 million and $0.8 million, respectively.

NOTE 10.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	September 30, 2022
Compensation	$5,796	$4,213
Warranty	1,478	1,504
Commissions	389	228
Consulting	277	241
Legal expenses and other professional fees	170	275
Auditor fees	183	186
Income and other taxes	56	—
Severance and restructuring accruals	1,732	423
Litigation settlement	72	341
Other	622	713
Accrued expenses and other current liabilities	$10,775	$8,124

The components of accrued severance and restructuring accruals consisted of the following:

(in thousands)	June 30, 2023	September 30, 2022
Balance at beginning of period	$423	$—
Expense	2,296	1,353
Payments	(987)	(930)
Balance at end of period	$1,732	$423

In an effort to better align business operations related to CATV product lines, we reduced our workforce and recorded $1.8 million and $1.3 million in severance expense during the three months ended June 30, 2023 and nine months ended June 30, 2022, respectively. Severance and restructuring-related accruals specifically relate to the reductions in force. Expense related to severance and restructuring accruals is included in SG&A expense on the condensed consolidated statements of operations and comprehensive loss. We expect all severance related to these workforce reductions that occurred in the nine months ended June 30, 2023 to be fully paid by the quarter ending September 30, 2024.

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

The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2026, and bear interest at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of the term loan. In addition, the Borrowers are responsible for Wingspire’s annual collateral monitoring fees as well as the lenders’ fees and expenses, including a closing fee of 1.0% of the aggregate principal amount of the commitments as of the closing with respect to revolving loans and 1.50% of the aggregate principal amount of the term loan. The Borrowers may also be required to pay an unused line fee of 0.50% in respect to the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

The Credit Agreement contains representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets, or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default or excess availability under the Credit Agreement being less than the greater of $5.0 million and 15% of the revolving commitments until such time as no event of default shall be continuing and excess availability under the Credit Agreement shall be at least the greater of $5.0 million and 15% of the revolving commitments for a period of 60 consecutive days, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00.

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

As of June 30, 2023, an aggregate principal amount of $6.5 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.3 million was outstanding pursuant to the term loan facility. As of September 30, 2022, an aggregate principal amount of $9.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.9 million was outstanding pursuant to the term loan facility. Also, as of June 30, 2023, the revolving credit facility had approximately $10.6 million available for borrowing. Provided that no event of default has occurred, and subject to availability limitations, loans under the revolving credit facility can continue to be drawn/redrawn/outstanding until expiration in 2025.

Our future term loan repayments as of June 30, 2023 is as follows:

(in thousands)	Amount
2023	$212
2024	852
2025	852
2026	3,339
Total loan payments	$5,255

NOTE 12.    Income and Other Taxes

During the three and nine months ended June 30, 2023, the Company recorded an income tax expense of $29 thousand and $177 thousand, respectively, composed primarily of state tax expense and tax expense generated from the tax amortization on acquired indefinitely lived assets. For the three and nine months ended June 30, 2023 the effective tax rate on continuing operations was 0.3% and 0.5%, respectively.

During the three and nine months ended June 30, 2022, the Company recorded an income tax expense of $27 thousand and $25 thousand, respectively, composed primarily of Texas gross margin taxes. For the three and nine months ended June 30, 2022 the effective tax rate on continuing operations was 0.4% and 0.3%, respectively.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 30, 2023 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of June 30, 2023, except for the tax amortization of indefinitely lived goodwill, which cannot be utilized to reduce deferred tax assets. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more-likely-than-not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of June 30, 2023 and September 30, 2022, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three and nine months ended June 30, 2023, there were no material increases or decreases in unrecognized tax benefits.

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

On April 24, 2023, the Company and Resilience entered into a Settlement and Release Agreement (the “Resilience Settlement Agreement”). The material financial terms of the Resilience Settlement Agreement required (i) a payment of $500,000 by the Company to Resilience, which payment was made by the Company during the three months ended June 30, 2023, (ii) an appraisal of the Concord Real Property as of January 2, 2020, which could trigger a further future payment by the Company in an amount to be determined by said appraisal, and if triggered, is expected to be made during the three months ending September 30, 2023, and (iii) a mutual release of all claims, including claims arising under the SDI Purchase Agreement, and a dismissal of the litigation by all parties.

On April 24, 2023, the underwriters of the representation and warranty insurance policies the Company acquired in connection with the SDI Purchase Agreement agreed to pay the Company $1.15 million within 15 business days in exchange for a release of any and all claims under the policies. We received payment during the three months ended June 30, 2023.

Contingent Inventory Obligations

Pursuant to that certain Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and between the Company and each of Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited and Fastrain Technology Malaysia SDN. BHD. (collectively, “Fastrain”), we may be liable to Fastrain for certain unused inventory. As of the quarter ended June 30, 2023, we had accrued $0.4 million pursuant to such inventory obligations in connection with our restructuring announced in April 2023 and estimate a potential range of total future additional liability pursuant to such inventory obligations of a minimum of $0 and a maximum of $3.2 million.

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

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
RSUs and RSAs	$1,113	$692	$2,869	$1,795
PSUs and PRSAs	517	708	1,818	1,602
Outside director equity awards and fees in common stock	83	123	295	358
Total stock-based compensation expense	$1,713	$1,523	$4,982	$3,755

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$436	$275	$1,154	$604
Selling, general, and administrative	980	1,001	3,006	2,537
Research and development	297	247	822	614
Total stock-based compensation expense	$1,713	$1,523	$4,982	$3,755

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net loss	$(9,857)	$(7,649)	$(33,778)	$(7,460)
Denominator
Weighted average number of shares outstanding - basic	53,926	37,425	45,546	37,197
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs, and restricted stock	—	—	—	—
Weighted average number of shares outstanding - diluted	53,926	37,425	45,546	37,197
Earnings per share - basic	$(0.18)	$(0.20)	$(0.74)	$(0.20)
Earnings per share - diluted	$(0.18)	$(0.20)	$(0.74)	$(0.20)
Weighted average antidilutive options, unvested RSUs and RSAs, and unvested PSUs excluded from the computation	3,823	3,163	2,533	1,315

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), performance stock units (“PSUs”), and stock options as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the three and nine months ended June 30, 2023 and 2022 due to the Company incurring a net loss for such period.

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

Future Issuances

Common stock reserved for future issuances as of June 30, 2023 was as follows:

Amount
Exercise of outstanding stock options	9,981
Unvested RSUs and RSAs	4,491,733
Unvested PSUs and PRSAs (at 100% maximum payout)	1,750,068
Issuance of stock-based awards under the Equity Plans	599,585
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,940,108

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

Information on reportable segments utilized by the chief operating decision maker is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue
Aerospace and Defense	$27,001	$13,416	$73,879	$32,322
Broadband	(303)	10,259	4,592	66,239
Total revenue	$26,698	$23,675	$78,471	$98,561
Segment profit
Aerospace and Defense gross profit	$7,163	$1,551	$16,786	$4,468
Aerospace and Defense research and development expense	4,448	3,834	14,050	12,037
Aerospace and Defense gross profit less research and development expense	$2,715	$(2,283)	$2,736	$(7,569)
Broadband gross profit	$(3,663)	$2,347	$(6,516)	$24,244
Broadband research and development expense	723	679	2,269	1,638
Broadband gross profit less research and development expense	$(4,386)	$1,668	$(8,785)	$22,606
Total gross profit less research and development expense	$(1,671)	$(615)	$(6,049)	$15,037

Product Categories

Revenue is classified by major product category as presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Aerospace and Defense
Inertial Navigation	$26,718	$9,891	$70,947	$25,651
Defense Optoelectronics	283	3,525	2,932	6,671
Broadband
CATV Optical Transmitters and Components	323	7,006	2,270	56,449
Data Center Chips	(312)	1,353	885	3,534
Optical Sensing	(314)	1,900	1,437	6,256
Total revenue	$26,698	$23,675	$78,471	$98,561

Timing of Revenue

Revenue is classified by timing of recognition as presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Trade revenue (recognized at a point in time)	$19,667	$18,207	$58,763	$91,056
Contract revenue (recognized over time)	7,031	5,468	19,708	7,505
Total revenue	$26,698	$23,675	$78,471	$98,561

Geographical Concentration

Revenue is classified by geographic area based on our customers’ billing address as presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States and Canada	$21,377	$19,043	$60,600	$86,751
Asia	1,856	1,684	4,235	6,498
Europe	1,657	2,243	8,592	3,999
Other	1,808	705	5,044	1,313
Total revenue	$26,698	$23,675	$78,471	$98,561

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from two significant customers represented an aggregate of 41% and 35% of our consolidated revenue for the three and nine months ended June 30, 2023, respectively, and revenue from two significant customers represented an aggregate of 37% and 54% of our consolidated revenue for the three and nine months ended June 30, 2022, respectively.

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

Business Overview

EMCORE Corporation is a leading provider of inertial navigation products for the aerospace and defense markets. We leverage industry-leading Photonic Integrated Chip (PIC), Quartz MEMS, and Lithium Niobate chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last three years, we have expanded our scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022. We have vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our headquarters in Alhambra, CA and our facilities in Budd Lake, NJ and Concord, CA. These facilities support our vertically-integrated manufacturing strategy for quartz, FOG, and Ring Laser Gyro products for navigation systems.

Our reporting segments are as follows: (a) Aerospace and Defense and (b) Broadband. Aerospace and Defense is comprised of two product lines: (i) Inertial Navigation and (ii) Defense Optoelectronics. Broadband is comprised of three product lines: (i) CATV Optical Transmitters and Components, (ii) Data Center Chips, and (iii) Optical Sensing.

Recent Developments

Restructuring

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Aerospace and Defense business segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. We expect to exit the operations of these discontinued businesses by December 31, 2023. As a result of this restructuring, we have eliminated or expect to eliminate approximately 75 positions in the U.S. (primarily in Alhambra, California) and approximately 25 positions in China, collectively representing approximately 22% of our total workforce, and expect to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra), relocating personnel in Concord, California to the operations area from the adjacent office building, and closing our manufacturing support and engineering center in China, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. We expect this restructuring effort to result in annualized cost savings of approximately $12 million. As of the time of the filing of this Quarterly Report on Form 10-Q, we are unable in good faith to make a determination of an estimate of the total amount or range of amounts that we expect to incur in connection with this restructuring. However, we anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods. One-time employee severance and termination costs related to the restructuring of approximately $2.1 million (of which approximately $0.5 million will be in non-cash, stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards) was recognized in the quarter ended June 30, 2023. We expect the restructuring implementation to be substantially complete by the quarter ending December 31, 2023. We may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

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

Wingspire Credit Agreement

On August 9, 2022, the Company and EMCORE Space & Navigation Corporation, our wholly-owned subsidiary (“S&N”), entered into that certain Credit Agreement, dated as of August 9, 2022, among the Company, S&N, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (“Wingspire”), as amended pursuant to that First Amendment to Credit Agreement, dated as of October 25, 2022, among the Company, S&N, EMCORE Chicago Inertial Corporation, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2026, and bears interest at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of the term loan. In addition, the Borrowers are responsible for Wingspire’s annual collateral monitoring fees as well as the lenders’ fees and expenses. The Borrowers may also be required to pay an unused line fee of 0.50% in respect of the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

The Credit Agreement contains representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire, or sell assets, or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default or excess availability under the Credit Agreement being less than the greater of $5.0 million and 15% of the revolving commitments until such time as no event of default is continuing and excess availability under the Credit Agreement is at least the greater of $5.0 million and 15% of the revolving commitments for a period of 60 consecutive days, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity.

In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement are secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

As of June 30, 2023, an aggregate principal amount of $6.5 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.3 million was outstanding pursuant to the term loan facility.

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

Economic Conditions

The increased instability of global economic conditions and inflationary risks are adding to the uncertainty of our business. These adverse conditions could result in longer sales cycles, increased costs to manufacture our products, and increased price competition. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations, and overall financial performance.

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

Concurrently with the execution of the Fastrain Asset Purchase Agreement, we and Fastrain entered into a Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), pursuant to which Fastrain agreed to manufacture for us, from a manufacturing facility or facilities located in Thailand or Malaysia and for an initial term ending on December 31, 2025, the CATV Optical Transmitters and Components products set forth in the Fastrain Manufacturing Agreement. In the Fastrain Manufacturing Agreement, (a) we agreed to pay certain shortfall penalties in the event that orders for manufactured products are below certain thresholds beginning in calendar year 2021 and continuing through calendar year 2025, and (b) Fastrain agreed to pay certain surplus bonuses to us in the event that deliveries for manufactured products in either of the 24-month periods beginning on January 1, 2021 and ending on December 31, 2022 or beginning on January 1, 2023 and ending on December 31, 2024 exceed certain thresholds. No such shortfall penalties or surplus bonuses had been accrued or earned or become payable or receivable as of the quarter ended June 30, 2023. In addition, pursuant to the Fastrain Manufacturing Agreement, we may be liable to Fastrain for certain unused inventory. As of the quarter ended June 30, 2023, we had accrued $0.4 million pursuant to such inventory obligations in connection with our restructuring announced in April 2023 and estimate a potential range of total future additional liability pursuant to such inventory obligations of a minimum of $0 and a maximum of $3.2 million.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.9	83.5	86.9	70.9
Gross profit	13.1	16.5	13.1	29.1
Operating expense:
Selling, general, and administrative	24.2	32.9	33.6	22.8
Research and development	19.4	19.1	20.8	13.9
Severance	6.9	—	2.9	1.3
Gain on sale of assets	—	(5.6)	(1.5)	(1.9)
Total operating expense	50.5	46.4	55.8	36.1
Operating loss	(37.3)%	(30.0)%	(42.7)%	(7.0)%

Comparison of Results of Operations

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Revenue	$26,698	$23,675	$3,023	12.8%
Cost of revenue	23,198	19,777	3,421	17.3
Gross profit	3,500	3,898	(398)	(10.2)
Operating expense:
Selling, general, and administrative	6,452	7,800	(1,348)	(17.3)
Research and development	5,171	4,513	658	14.6
Severance	1,838	—	1,838	100.0
Gain on sale of assets	—	(1,318)	1,318	100.0
Total operating expense	13,461	10,995	2,466	22.4
Operating loss	$(9,961)	$(7,097)	$(2,864)	(40.4)%

	Nine Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Revenue	$78,471	$98,561	$(20,090)	(20.4)%
Cost of revenue	68,201	69,849	(1,648)	(2.4)
Gross profit	10,270	28,712	(18,442)	(64.2)
Operating expense:
Selling, general, and administrative	26,347	22,550	3,797	16.8
Research and development	16,319	13,675	2,644	19.3
Severance	2,296	1,318	978	74.2
Gain on sale of assets	(1,147)	(1,919)	772	40.2
Total operating expense	43,815	35,624	8,191	23.0
Operating loss	$(33,545)	$(6,912)	$(26,633)	(385.3)%

Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$27,001	$13,416	$13,585	101.3%
Broadband	(303)	10,259	(10,562)	(103.0)
Total revenue	$26,698	$23,675	$3,023	12.8%

	Nine Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$73,879	$32,322	$41,557	128.6%
Broadband	4,592	66,239	(61,647)	(93.1)
Total revenue	$78,471	$98,561	$(20,090)	(20.4)%

For the three and nine months ended June 30, 2023, Aerospace and Defense revenue increased compared to the same period in the prior year, primarily driven by higher Inertial Navigation revenue primarily due to the inclusion of EMCORE Chicago and S&N revenue for the three and nine months ended June 30, 2023, as well as higher QMEMS revenue compared to the same period in the period in the prior year.

For the three and nine months ended June 30, 2023, Broadband revenue decreased compared to the same period in the prior year, due to a substantial decline in sales of CATV Optical Transmitter and Components products. In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) which further caused revenue to decrease and resulted in a $1.3 million revenue reversal in the three months ended June 30, 2023 – See Management’s Discussion and Analysis of Financial Condition and Results of Operations Recent Developments under the heading “Restructuring” for additional information regarding the restructuring program.

Gross Profit

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$7,163	$1,551	$5,612	361.8%
Broadband	(3,663)	2,347	(6,010)	(256.1)
Total gross profit	$3,500	$3,898	$(398)	(10.2)%

	Nine Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Aerospace and Defense	$16,786	$4,468	$12,318	275.7%
Broadband	(6,516)	24,244	(30,760)	(126.9)
Total gross profit	$10,270	$28,712	$(18,442)	(64.2)%

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

For the three and nine months ended June 30, 2023, Aerospace and Defense gross profit increased compared to the same period in the prior year primarily driven by the additional contribution from the acquisition of EMCORE Chicago. For the three and nine months ended June 30, 2023, Aerospace and Defense gross margin increased by 15% from 12% to 27% and by 9% from 14% to 23%, respectively, compared to the same period in the prior year, driven primarily by better product mix in the Inertial Navigation product line.

For the three and nine months ended June 30, 2023, Broadband gross profit decreased compared to the same period in the prior year primarily due to the lower absorption of overhead costs in our wafer fabrication facility due to the substantial drop in product revenue.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal and human resources support functions.

For the three months ended June 30, 2023, SG&A decreased compared to the same period in the prior year primarily due to $1.1 million of litigation-related insurance proceeds.

For the nine months ended June 30, 2023, SG&A increased compared to the same period in the prior year primarily due to the S&N and EMCORE Chicago acquisitions.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to the future growth of our Aerospace and Defense segment.

For the three months ended June 30, 2023 and 2022, Aerospace and Defense R&D expense was $4.4 million and $3.8 million, respectively. For the nine months ended June 30, 2023 and 2022, Aerospace and Defense R&D expense was $14.1 million and $12.0 million, respectively. R&D increased compared to the same period in the prior year primarily due to R&D associated with the acquired EMCORE Chicago.

For the three months ended June 30, 2023 and 2022, Broadband R&D expense was $0.7 million and $0.7 million, respectively. For the nine months ended June 30, 2023 and 2022, Broadband R&D expense was $2.3 million and $1.6 million, respectively. R&D increased compared to the same period in the prior year primarily due to higher spend on the Chip product line.

Severance

For the three and nine months ended June 30, 2023, severance totaled approximately $1.8 million and $2.3 million due to a previously announced reduction in force at our Alhambra facility. For the nine months ended June 30, 2022, severance totaled approximately $1.3 million associated with the shutdown of manufacturing operations at our Beijing, China facility.

Gain on Sale of Assets

During the nine months ended June 30, 2023, we consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in a gain on sale of assets of $1.2 million. During the three and nine months ended June 30, 2022, the Company sold certain assets and realized a gain on sale of assets of $1.3 million and $1.9 million, respectively.

Interest (Expense) Income, net

During the three and nine months ended June 30, 2023, interest expense, net totaled approximately $0.2 million and $0.7 million, respectively, primarily due to the debt outstanding from our Credit Agreement and having lower cash and cash equivalents balance earning interest income.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Aerospace & Defense business. As a result of our recent cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Aerospace & Defense business. As of June 30, 2023, our cash and cash equivalents totaled $20.2 million and net working capital totaled $57.6 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations, including:

•In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing, and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Aerospace and Defense business segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. We expect to exit the operations of these discontinued businesses by December 31, 2023. As a result of this restructuring, we have eliminated or expect to eliminate approximately 75 positions in the U.S. (primarily in Alhambra, California) and approximately 25 positions in China, collectively representing approximately 22% of our total workforce, and expect to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra), relocating personnel in Concord, California to the operations area from the adjacent office building, and closing our manufacturing support and engineering center in China, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. We expect this restructuring effort to result in annualized cost savings of approximately $12 million. As of the time of the filing of this Quarterly Report on Form 10-Q, we are unable in good faith to make a determination of an estimate of the total amount or range of amounts that we expect to incur in connection with this restructuring. However, we anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods. One-time employee severance and termination costs related to the restructuring of approximately $2.1 million (of which approximately $0.5 million will be in non-cash, stock-based compensation expenditures relating to the acceleration of the vesting of outstanding equity awards) was recognized in the quarter ended June 30, 2023. We expect that the restructuring implementation is anticipated to be substantially complete by the quarter ending December 31, 2023. We may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.
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
•In August 2022, we entered into the Credit Agreement with Wingspire that provides us with (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. As of June 30, 2023, an aggregate principal amount of $6.5 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $5.3 million was outstanding pursuant to the term loan facility, and an additional $10.6 million was available for borrowing. See Note 11 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

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

The Credit Agreement subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the Credit Agreement contains a cash dominion provision, requiring us to maintain a minimum amount of liquidity. As of June 30, 2023, this minimum amount of liquidity that we needed to maintain was $12.5 million. If we fall below this minimum amount of liquidity for a period of three consecutive days, or if there occurs an event of default under the Credit Agreement, then our lender can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If we trigger the cash dominion provision or if an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

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

Cash Flow

	Nine Months Ended June 30,
(in thousands, except percentages)	2023	2022	Change
Net cash (used in) provided by operating activities	$(26,435)	$8,149	$(34,584)	(424.4)%
Net cash provided by (used in) investing activities	$8,985	$(4,362)	$13,347	306.0%
Net cash provided by (used in) financing activities	$11,523	$(278)	$11,801	4,245.0%

For the nine months ended June 30, 2023, our operating activities used cash primarily due to our net loss and working capital.

For the nine months ended June 30, 2023, our investing activities provided cash primarily from the sale of the Tinley Park Facility.

For the nine months ended June 30, 2023, our financing activities provided cash primarily from the sale of common stock offset by cash used for payment to our borrowing facility.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to our quantitative and qualitative disclosures about market risks during the third quarter of fiscal 2023. Please refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on the Form 10-K for our fiscal year ended September 30, 2022 for a more complete discussion of the market risks we encounter.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the ongoing COVID-19 pandemic, a significant number of employees are now working from home. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

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

For the nine months ended June 30, 2023 and fiscal year ended September 30, 2022, we incurred net losses of $33.8 million and $24.3 million, respectively, and as of June 30, 2023, have an accumulated deficit of approximately $655.9 million. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be materially and adversely affected.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing shareholders. The terms of debt securities or borrowings, if available, could impose significant restrictions on our operations.

We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, we may be required to adopt one or more alternatives, including, but not limited to, selling additional assets, exiting additional business lines,further reductions of our capital expenditures, delaying, reducing the scope of or eliminating one or more research and development programs, selling and marketing initiatives, and restructuring our existing debt obligations on new terms that may be less favorable than the existing terms, if available at all. If we are unable to manage discretionary spending, raise additional capital, or implement any of the above activities, as needed, we may need to further curtail planned activities to reduce costs, which could include additional reductions in workforce, additional eliminations of business activities and services, and further reductions in other operating expenses. Doing so could potentially have a material and adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

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

Any such effort to restructure or streamline our organization may result in restructuring or other costs, such as severance and termination costs, contract and lease termination costs, asset impairment charges, and other costs. In particular, we expect that material cash and non-cash charges will be incurred and recorded in our future reporting periods as a result of the shutdown of our Broadband business segment and the discontinuance of our defense optoelectronics product line. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, deterioration of customer or vendor relationships, potential legal proceedings, adverse effects on employee morale, loss of key employees and other retention issues. Reorganization and restructuring can impact a significant amount of management and other employees’ time and resources, which may divert attention from operating and growing our business. The occurrence of one or more of these risks could potentially delay the timing of the completion of the restructuring. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated benefits, including cost savings, which would adversely affect our business, competitive position, operating results and financial condition.

If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Stock Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. Our common stock price is currently and may in the future be below the minimum bid price for continued listing on Nasdaq, and on June 23, 2023, we received a letter (the “Notification Letter”) from The Nasdaq Stock Market LLC stating that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 20, 2023. While the Notification Letter has no immediate effect on the listing or trading of our common stock on Nasdaq (and we may be eligible for additional time to reach compliance with the minimum bid price requirement), and while we intend to actively monitor the bid price for our common stock between now and December 20, 2023 (or any extension thereof) and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement, such a delisting, if it were to occur, would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

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

EMCORE CORPORATION

Date:	August 9, 2023	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)