Form 10-K
period 2023-09-30
EMCORE CORP
filed 2023-12-27
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (626) 293-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, no par value	EMKR	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of common stock held by non-affiliates as of March 31, 2023 (the last business day of the most recently completed second fiscal quarter) was approximately $60.9 million, based on the closing sale price of $1.15 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 10% or more of outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of December 9, 2023, the number of shares outstanding of common stock, no par value, totaled 77,172,167.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to the Definitive Proxy Statement for the Annual Meeting of Shareholders filed within 120 days of the fiscal year ended September 30, 2023 (the “2024 Proxy Statement”), or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of September 30, 2023.

EMCORE CORPORATION
FORM 10-K
FISCAL YEAR 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our ability to continue as a going concern, our ability to regain compliance with the minimum closing bid price requirement of the Nasdaq Stock Market (“Nasdaq”) within the applicable cure period, the expected costs and benefits of our restructuring efforts, our ability to manage our liquidity, expected liquidity, our plans to remediate the material weakness, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K as such risks and other factors may be amended, supplemented, or superseded from time to time by subsequent reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

Our business is subject to the following principal risks and uncertainties:

•we have incurred losses from continuing operations and our future profitability is not certain;
•while the Company’s consolidated financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern;
•we may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders, and the market price for our common stock has experienced significant price and volume volatility;
•our secured credit facility contains restrictions that may limit our ability to pursue business opportunities as well as covenants that we may not satisfy, and that, if not satisfied, could result in the accelerations of outstanding indebtedness and limit our ability to borrow additional funds;
•we may be unable to realize the level of the anticipated benefits that we expect from exiting businesses and restructuring our operations, which may adversely impact our business and results of operations;
•our small size results in volatility in our cash flow, results of operations, and growth prospects, and we could experience revenue fluctuations due to our dependence on a few products for our success;
•we are substantially dependent on revenues from a small number of customers and may experience fluctuations in the mix of products and customers in any period;

•we are subject to risks related to our acquisitions, including that (a) the revenues and net operating results obtained from the Inertial Navigation Systems business acquired from KVH Industries, Inc., the Space and Navigation business acquired from L3Harris Technologies, Inc., or any other acquired business may not meet our expectations, (b) the costs and cash expenditures for integration of these businesses’ operations or any other acquired business may be higher than expected, (c) there could be losses and liabilities arising from the acquisitions of these businesses or any other acquired business that we will not be able to recover from any source, and (d) we may not realize sufficient scale from any acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives;
•our operating results could be harmed if we are unable to obtain timely delivery of sufficient materials, components, or services, or if the prices of such materials, components, or services increase;
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
•shifts in industry demand and inventories could result in significant inventory write-downs;
•our former operations in China and significant international sales may expose us to risks inherent in doing business in these geographies;
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
•our government contracts are subject to risks of budgetary constraints or spending reductions and may subject us to governmental audits, investigations, or other scrutiny that could adversely affect our business, and the types of sales contracts we use in the markets we serve subject us to unique risks in each of those markets;
•our costs of compliance, or failure to comply, with applicable state, federal, and international legal and regulatory requirements, as well as risks to related litigation, could increase our operating costs and adversely affect our business;
•we have identified a material weakness in our system of internal controls over financial reporting and have concluded that our disclosure controls and procedures were not effective as of September 30, 2023. If we fail to properly remediate the material weakness or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business;
•we may undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers;
•if we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock; and
•the effects of general economic and market conditions, natural disasters, public health crises, epidemics, pandemics, or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results, and cash flows, and we are subject to risks associated with the availability and coverage of insurance.

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

Description of the Business

We are a leading provider of sensors and navigation systems for the aerospace and defense market. Over the last five years, EMCORE has expanded its scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sale of our cable TV, wireless, sensing and defense optoelectronics business lines and the shutdown of our chips business line and indium phosphide wafer fabrication operations.

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Alhambra, CA, Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include wafer fabrication (lithium niobate and quartz), device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing.

Principal Products and Markets

We have one reporting segment, Inertial Navigation, whose product technology categories include: (a) FOG, (b) QMEMS, and (c) RLG, in each case which serve the aerospace and defense market.

Through our vertically-integrated infrastructure, we have adapted the same technologies, chip designs, and production assets applicable to our former cable TV products to our closed-loop FOG products. EMCORE’s patented PIC significantly advances FOG technology in our open-loop FOG products with a planar optical chip that replaces individual fiber optic components for easy integration and outstanding repeatability unit-to-unit. Our SDI QMEMS technology uses a one-piece, inertial sensing element to measure angular rotational velocity and is micro-machined using sophisticated photolithographic processes which are at the forefront of Micro Electro Mechanical System (“MEMS”) technology. Our advanced RLG technology delivers high performance, reliability, and quality pointing and position capability for land navigation and is deployed on key programs including the Multiple Launch Rocket System (“MLRS”) and High-Mobility Artillery Rocket System (“HIMARS”). These technologies have broad applications within the aerospace and defense markets for high-value-added products for land, sea, air, and space navigation.

FOG - Our FOG technologies have received multiple U.S. patents and have been qualified for several key military programs for applications including unmanned aerial systems, line-of-site stabilization, aviation, and aeronautics. Our FOG products range from tactical to navigation grade gyros, inertial measurement units (“IMU”) and inertial navigation systems (“INS”) where performance specifications improve depending on the grade, giving customers the flexibility to choose the product and performance level that best meets their application. Our FOG-based IMUs can deliver performance up to strategic grade and along with our INS provide compelling size, weight, and power (“SWaP”) performance compared to competing units and legacy designs to deliver high precision and better performance in compact, portable form factors.

QMEMS - Our QMEMS gyroscopes, accelerometers, IMUs, and INS products deliver SWaP performance and cost advantages over alternative technologies. With our experience in these technologies, we are developing leading-edge disciplines which are enabling advanced performance capabilities in mission-critical applications worldwide. Our QMEMS products have no moving parts, no friction, no known modes of wear out, and require no recalibration or rebuilding. They deliver industry-leading reliability under demanding conditions through dedicated engineering technology and manufacturing operations excellence. Our QMEMS products provide precision system solutions and establish high standards for price and/or performance characteristics across guidance, navigation, control, pointing, and stabilization applications in commercial and military aircraft, unmanned autonomous vehicles, land vehicles, precision-guided weapons, and industrial and marine platforms.

RLG - Our line of INS includes the advanced RLG-based products of S&N, which provide increased performance, reliability, and quality pointing and position capability for land navigation systems including Artillery/Radar Positioning & Pointing Systems and Battlefield/Artillery Survey Systems. Partnered with the U.S. Army and deployed on key programs including the MLRS and HIMARS, our combat-proven precision RLG product family delivers mission-critical information such as survey, pointing, and position to the U.S. military for precise, indirect mass fire and counter-fire operations.

Strategic Plan

Our strategy is to continue pioneering development of inertial sensing and navigation systems serving the aerospace and defense market. We aim to design and build innovative products that are valued by our customers with the intention to grow our product line using innovative technology. We seek solutions that maximize performance in transformative aerospace and defense systems.

Our industry is characterized by rapid changes in process technologies with increasing levels of functional integration. Research and development efforts focus on maintaining our technological competitive edge to improve the quality and features of existing products. We strive to design new proprietary production technologies and products, improving the performance of existing materials, components, and subsystems, and reducing costs in the product manufacturing process. Many projects have focused on developing lower-cost versions of our existing products. In view of the high cost of development, we solicit research and development contracts that provide opportunities to enhance our core technology base and promote the commercialization of targeted products.

Distribution Methods

We sell products worldwide through multiple channels made up of our direct sales force, application engineers, third-party sales representatives, and distributors. Our sales force is aligned according to product line to maximize expertise. We communicate with customers’ engineering, manufacturing, and purchasing personnel throughout the sales cycle to provide optimized customer solutions through product design, qualifications, performance, and price. As a result, we develop strategic and long-lasting customer relationships with tailored products and services. Marketing efforts are focused on increasing brand awareness, communicating our technological advantages, and generating leads. We use a variety of marketing methods including our website and e-marketing, participation at trade shows, press releases and media relations, selective advertising, and social media to achieve these goals.

Competitive Business Conditions, Our Competitive Position in the Industry, and Methods of Competition

The markets we serve are extremely competitive and characterized by rapid technological change. Primary competitive factors are product cost, yield, throughput, performance, reliability, breadth of product line, product reputation, customer satisfaction, and customer loyalty to competitors’ technologies. We face competition from numerous domestic and international companies, who may have significant engineering, manufacturing, marketing, and financial resources. In addition, competitors may develop enhancements to, or future generations of, products that offer superior price and performance characteristics.

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

We sell products to current and future potential competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the European Union (“EU”) and certain countries throughout the world, political and legal arrangements encourage the purchase of domestically produced goods which places us at a disadvantage in those regions or countries.

Sources and Availability of Raw Materials and Principal Suppliers

We depend on a limited number of suppliers for certain raw materials, components, and equipment. Supplier relationships are reviewed to mitigate risks and lower costs, especially where we depend on a few suppliers for critical components or raw materials. Communications with suppliers are ongoing to prevent interruptions and our supply chain management is focused on maintaining quality while lowering purchase prices through standardized purchasing efficiencies and design requirements. We strive to limit inventories to levels sufficient to meet near-term needs. In the fiscal year ended September 30, 2023, the majority of production for our Broadband segment, while still a part of EMCORE, was through our contract manufacturers, while all of our Inertial Navigation related production was through our vertically-integrated manufacturing operations.

Dependence on Major Customers

Our major customers include L3 Harris and Lockheed Martin, each of whom represented greater than 10% of consolidated revenue in the fiscal year ended September 30, 2023. See Note 15 – Revenue Information in the Notes to Consolidated Financial Statements for additional information about significant customers.

Patents and Trademarks

As of September 30, 2023, we held approximately 35 U.S. patents and approximately 33 foreign patents and approximately 31 additional patent applications are pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2023 and 2039. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems. We also register our trademarks in the United States and other key international markets where we do business.

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

Costs and Effects of Compliance with Environmental Laws (Federal, State, and Local)

We are subject to U.S. federal, state, and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials used in research and development and production operations, as well as laws and regulations concerning environmental remediation, homeland security, and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine, and arsine. We have in-house professionals to address compliance with applicable environmental, homeland security, and health and safety laws and regulations. We believe that we are currently in material compliance with all applicable federal, state, and local environmental protection laws and regulations.

Human Capital Resources

Our ability to attract and retain qualified personnel is essential to continued success. Competition is intense in recruiting personnel within the high tech and aerospace and defense industries. We are focused on retaining key contributors, developing staff, and cultivating their continued commitment. As of September 30, 2023, we had approximately 371 employees, of which approximately 355 employees are located in the U.S., and approximately 350 are full-time employees.

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

For the fiscal years ended September 30, 2023 and 2022, we incurred a loss from continuing operations of $49.4 million and $40.8 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

While the Company’s consolidated financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

The consolidated financial statements included herein have been prepared in accordance with U.S. GAAP assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced significant losses from our operations and used a significant amount of cash, amounting to a net loss of $75.4 million and net cash outflows from operations of $30.3 million for the fiscal year ended September 30, 2023, and we expect to continue to incur losses and use cash in our operations as we continue to restructure our business. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. As of September 30, 2023, our cash and cash equivalents totaled $26.7 million and we had $9.9 million available under our Credit Agreement (as defined in Note 11 - Credit Agreement in the Notes to Consolidated Financial Statements).

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

The consolidated financial statements included herein do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to shareholders.

We operate in industries that make our prospects difficult to evaluate and predict. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to continue operations or to execute on our current or future business strategies, including to:

•invest in research and development efforts, including by hiring additional technical and other personnel;
•maintain and expand operating or manufacturing infrastructure;
•acquire complementary businesses, products, services or technologies; or
•otherwise pursue strategic plans and respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing shareholders. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, we may be required to adopt one or more alternatives including, but not limited to, selling additional assets, exiting additional business lines, further reductions of our capital expenditures, delaying, reducing the scope of or eliminating one or more research and development programs, selling and marketing initiatives, and restructuring our existing debt obligations on new terms that may be less favorable than the existing terms, if available at all. If we are unable to manage discretionary spending, raise additional capital, or implement any of the above activities, as needed, we may need to further curtail planned activities to reduce costs, which could include additional reductions in workforce, additional eliminations of business activities and services, and further reductions in other operating expenses. Doing so could potentially have a material and adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

Our secured credit facility contains financial and restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness and limit our ability to borrow additional funds. The credit facility also imposes restrictions that may limit our ability to pursue business opportunities.

Our Credit Agreement, dated as of August 9, 2022 (the “Credit Agreement”), among the Company, S&N, the lenders party thereto and Wingspire Capital LLC (“Wingspire”), as administrative agent for the lenders, subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The Credit Agreement also subjects us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the Credit Agreement contains a cash dominion provision, requiring us to maintain a minimum amount of liquidity. As of September 30, 2023, this minimum amount of liquidity that we needed to maintain was $12.5 million. If we fall below this minimum amount of liquidity for a period of three consecutive days, or if there occurs an event of default under the Credit Agreement, then our lender can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If we trigger the cash dominion provision or if an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

We may be unable to realize the level of the anticipated benefits that we expect from exiting businesses and restructuring our operations, which may adversely impact our business and results of operations.

From time to time, we may decide to exit certain businesses or otherwise undertake restructuring, reorganization, or other strategic initiatives to realign our resources with our growth strategies, operate more efficiently, and reduce costs. For example, on April 21, 2023, we announced the shutdown of our Broadband business segment and our defense optoelectronics product line and on October 11, 2023, we entered into an Asset Purchase Agreement with Photonics Foundries, Inc. and Ortel LLC (collectively, the “Buyer”) pursuant to which we agreed to transfer substantially all of the assets and liabilities primarily related to our cable TV, wireless, sensing and our defense optoelectronics product lines, including with respect to employees, contracts, intellectual property, and inventory (the “PF Transaction”). The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, facility consolidations and closures, restructurings, management changes, reductions in investments, shut-downs or discontinuance of businesses, and other actions, each of which may depend on a number of factors that may not be within our control.

Any such effort to restructure or streamline our organization may result in restructuring or other costs, such as severance and termination costs, contract and lease termination costs, asset impairment charges, and other costs. In particular, we expect that material cash and non-cash charges will be incurred and recorded in our future reporting periods as a result of the shutdown of our Broadband business segment and the discontinuance of our defense optoelectronics product line. Also, with respect to the Buyer’s assumption of the Company’s manufacturing agreement with its electronics manufacturing services (“EMS”) provider for its cable TV products as part of the PF Transaction, we provided a guaranty of the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the manufacturing agreement and assigned to the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable until January 2026, provided that if such guaranty is exercised by the EMS provider, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the PF Transaction and we will have the right to recover damages from the Buyer.

Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and other retention issues. Reorganization and restructuring can impact a significant amount of management and other employees’ time and resources, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated benefits, including cost savings, which would adversely affect our business, competitive position, operating results, and financial condition.

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

A small number of customers account for a significant portion of our revenue, and dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal years ended September 30, 2023 and 2022, sales to two customers accounted for an aggregate of 40% and 40% of total consolidated revenues, respectively. Revenue from any major customer may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from existing major customers with sales from new customers or other existing customers. Because of reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition, and cash flows.

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
•the occurrence of merger and acquisition activities; and
•acts of war, terrorism, or violence and international conflicts or crises.

As a result of the foregoing factors, we believe that period-to-period comparisons of results of operations should not be solely relied upon as indicators of future performance.

The acquisitions of EMCORE Chicago and S&N, and acquisitions of other companies or investments in joint ventures with other companies could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase business, maintain competitive position, or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. For example, in August 2022, we acquired EMCORE Chicago from KVH Industries, Inc. and in April 2022, we acquired S&N from L3Harris Technologies, Inc. The acquisitions of EMCORE Chicago and S&N, and any other acquisitions, joint ventures, and similar transactions that we may enter into from time to time, involve a number of risks that could harm our business and result in EMCORE Chicago, S&N, and/or any other acquired business or joint venture not performing as expected, including:

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
•diversion of management’s time and attention from our existing business to the acquired business or joint venture;
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

We may decide that it is in our best interests to enter into acquisitions, joint ventures, or similar transactions that are dilutive to earnings per share or that adversely impact margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute shareholders’ equity, or require us to incur indebtedness.

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

Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future. The trading price of our common stock may be influenced by factors beyond our control, such as the volatility of the financial markets, uncertainty surrounding domestic and foreign economies, conditions and trends in the markets we serve, changes in the estimation of the future size and growth rate of our markets, publication of research reports, and recommendations by financial analysts relating to our business, the business of competitors, or the industries in which we operate and compete, changes in market valuation or earnings of competitors, legislation or regulatory policies, practices, or actions, sales of our common stock by principal shareholders, and the trading volume of our common stock. The historical market prices of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of our common stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. Significant declines in our stock price may also interfere with the ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with our stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or our industries in particular, could have the effect of diverting management’s attention and could materially harm our business.

Our operating results could be harmed if we are unable to obtain timely deliveries of sufficient materials, components, or services of acceptable quality from sole or limited sources, or if the prices of materials, components, or services for which we do not have alternative sources increase.

We currently obtain materials, components, and services used in our products from limited or sole sources. We generally do not carry significant inventories of any raw materials. The reliance on a sole supplier, single qualified vendor, or limited number of suppliers could result in delivery or quality problems or reduced control over product pricing, reliability, and performance. For example, during the fiscal year ended September 30, 2022, COVID-19 driven component shortages and delays required us to source critical components from alternative sources and, in some cases, to design in alternative parts and qualify them with customers on short schedules. Because we often do not account for a significant part of our suppliers’ businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with suppliers, we risk serious disruption to operations if an important supplier terminates product lines, changes business focus, or goes out of business, and we may need large end-of-life purchases when a sole source supplier is ceasing manufacturing of required components. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies, or if import tariffs are imposed on these materials. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could adversely affect results of operations and cash flows. In addition, reliance on these suppliers may adversely affect production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Our products are complex and may take longer to develop and qualify than anticipated and we face lengthy sales and qualification cycles for our new products and, in many cases, must invest a substantial amount of time and money before we receive orders.

We regularly develop new products and use new technologies in these products. These products often take substantial time to develop because of the complexity, rigorous testing, and qualification requirements and because customer and market requirements can change during the product development or qualification process. Most of our products are tested by current and potential customers as part of the development and qualification process to determine whether they meet customer or industry specifications. The length of the qualification process, which can span a year or more, varies substantially by product and customer and, thus, can cause results of operations and cash flows to be unpredictable. During a given qualification period, we invest significant resources and allocate substantial production capacity to manufacture these new products prior to any commitment to purchase by customers. In addition, it is difficult to obtain new customers during the qualification period as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use allocated production capacity, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

We manufacture many of our products in our own production facilities. Difficulties in the production process, such as contamination, raw material quality issues, human error, or equipment failure, could cause a substantial percentage of products to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and are often time-consuming and expensive to correct. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which could adversely affect results of operations and cash flows. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to results of operations and cash flows. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, and the introduction of new product lines could significantly reduce manufacturing yields, resulting in low or negative margins on those products. In addition, transitioning to automation in certain manufacturing processes could result in manufacturing delays or significantly reduce manufacturing yields.

Manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, the quality and consistency of component parts, and the nature and extent of customization requirements by customers. Higher volume demand for more mature designs requiring less customization generally results in higher manufacturing yields than products with lower volumes, less mature designs, and requiring extensive customization. Capacity constraints, raw materials shortages, logistics issues, the introduction of new product lines and changes in customer requirements, manufacturing facilities, or processes or those of third-party component suppliers have historically caused, and may in the future cause, significantly reduced manufacturing yields, negatively impacting the gross margins on, and production capacity for, those products. Our ability to maintain sufficient manufacturing yields is particularly important with respect to certain products we manufacture, as a result of the long manufacturing process.

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

We compete in markets that are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards, continuous improvement in products, and the use of our existing products in new applications. We may not be able to develop the underlying core technologies necessary to create new products and enhancements to our existing products at the same rate as or faster than competitors, to develop products that effectively compete with competitors’ products used in new applications or to license the technology from third parties that is necessary for our products. Product development delays may result from numerous factors, including:

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

Increased spending to develop and improve technology may adversely impact financial results.

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

New competitors may also enter our markets, including some current and potential customers who may attempt to integrate their operations by producing their own components or acquiring a competitor, thereby reducing demand for our products. In addition, rapid product development cycles, increasing price competition due to maturation of technologies, the emergence of new competitors with lower cost structures, and industry consolidation resulting in competitors with greater financial, marketing, and technical resources could result in lower prices or reduced demand for our products, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our products may contain defects that could cause us to incur significant costs, divert management’s attention, result in a loss of customers, and result in product liability claims.

Our products are complex and undergo quality testing and formal qualification by customers and us. However, defects may occur from time to time. Customer’ testing procedures involve evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing, or other unforeseen reasons. For the majority of our products, we provide a product warranty of one year or less from the date of shipment. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances, honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. Any significant product failure could result in product recalls, product liability claims, lost future sales of the affected product, and other products, as well as customer relations problems, litigation, and damage to our reputation.

In addition, our products are typically embedded in, or deployed in conjunction with, customers’ products, which incorporate a variety of components, modules, and subsystems and may be expected to interpolate with modules and subsystems produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems or loss of customers, all of which would harm our business. The occurrence of any defects in products could also give rise to liability for damages caused by such defects. Although we carry product liability insurance to mitigate this risk, insurance may not adequately or entirely cover costs that may arise from defects in products or otherwise, nor will it protect us from reputational harm that may result from such defects. Costs incurred in connection with product recalls or warranty or product liability claims may adversely affect our business, financial condition, results of operations, and cash flows.

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

Risks Related to International Sales and Operations

We previously had operations in China with respect to our Broadband business, which exposes us to risks inherent in doing business in China.

In an effort to keep costs down, we previously operated certain logistic functions with respect to our Broadband business in China, which operations were sold in connection with the Broadband transaction. Our previous China based activities were subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. We may be adversely affected by changes in, or any previous failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws, and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

For the fiscal years ended September 30, 2023 and 2022, sales to customers located outside the U.S. and Canada accounted for approximately 23% and 7%, respectively, of consolidated revenue, with revenue assigned to geographic regions based on customers’ billing address. Sales to customers in Europe represent the majority of international sales. We believe that international sales will continue to account for a significant percentage of revenue as we seek international expansion opportunities. In addition, certain sales to customers with a U.S. billing address may be physically shipped to a location outside of the U.S. International sales and operations are subject to a number of material risks, including, but not limited to:

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

We also attempt to protect our intellectual property, including our trade secrets and know-how, through the use of trade secret and other intellectual property laws, as well as contractual provisions. We enter into confidentiality and invention assignment agreements with employees and independent consultants. We also use non-disclosure agreements with other third parties who may have access to our proprietary technologies and information. Such measures, however, provide only limited protection, and we cannot be certain that our confidentiality and non-disclosure agreements will not be breached, especially after employees end their employment or engagement with us or with them, and that our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products, otherwise obtain and use our intellectual property, or may independently develop similar or equivalent trade secrets or know-how. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed or misappropriated, we could lose our competitive advantage and our business, results of operations, financial condition, and cash flows could be materially harmed.

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

Costs of defending litigation have been significant in the past, may continue, and may not be covered by our insurance policies. The defense of litigation could also result in diversion of management’s time and attention away from business operations, which could harm our business.

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

We believe that for the foreseeable future the growth of our Inertial Navigation product line will depend, to a certain degree, on the ability to win government contracts and subcontracts, in particular from the Department of Defense. Many government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, budget cutbacks at these agencies, or government shutdowns. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot be certain that current levels of congressional funding for our products and services will continue and that our business related to these products will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. In addition, U.S. government contracts generally permit the government to terminate the contract without prior notice, at the government’s convenience, or for default based on performance. Government customers can also decline to exercise previously disclosed contract options. A termination arising out of our default could expose us to liability and adversely affect our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable.

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

The costs of compliance with state, federal, and international legal and regulatory requirements, such as environmental, labor, trade, and tax regulations, and customers’ standards of corporate citizenship could increase operating costs.

We are subject to environmental and health and safety laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials in production activities. If control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposure occurs, we could experience interruptions in operations and incur substantial remediation and other costs or liabilities. We are also subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the purpose of which are to protect the health and safety of workers. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements, and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on results of operations and financial condition if we are subjected to significant penalties, fines, or compliance costs. In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury, and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the EU’s Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit the ability to export products to the EU and could adversely affect our business, financial condition, results of operations, and cash flows. In addition, we purchase certain chemicals from Europe and Asia that are unique, nearing the end of life, and could be subject to future changes to environmental regulations in the country of origin and/or the U.S. In the event new restrictions are placed on any such chemicals, they may be difficult to replace, and may require us to re-design or re-validate existing products that use such chemicals in their production.

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

We have identified a material weakness in our system of internal controls over financial reporting and have concluded that our disclosure controls and procedures were not effective as of September 30, 2023. If we fail to properly remediate the material weakness or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

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

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As more fully described in Item 9A. “Controls and Procedures”, we determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in our failure to design and implement effective controls over such transactions.

The control deficiency resulted in a material error associated with identification of the existence of certain insurance premium and supplier financing agreements, whereby (i) certain items on our consolidated balance sheet were underreported in “Other current assets” with a consistent dollar amount underreported for “Financing payable” within our consolidated balance sheet and (ii) certain items on our consolidated statements of cash flows were underreported in payments to financing payables within “Cash flows from financing activities” and similar such underreporting of such items in other assets in “Cash flows from operating activities”. This error has been corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2023, and as a result, this material weakness did not result in a material misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K. Although we have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures as more fully described in Item 9A. “Controls and Procedures”, and will continue to do so until such remediation is complete, there is no assurance that the actions we take will remediate the material weakness.

We can give no assurance that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements. We cannot be certain that the improvement measures taken will ensure adequate controls over financial processes and reporting in the future. Any failure to implement required, new, or improved controls, or difficulties encountered in their implementation, could harm operating results or cause us to fail to meet reporting obligations. This could cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, or harm our reputation.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and the Company could fail to meet its financial reporting obligations.

We could be required to record an impairment charge as a result of changes to assumptions used in our impairment testing.

We have substantial long-lived assets recorded on the balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact results of operations. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changes in market conditions, underlying business operations, competition, or technologies may impact assumptions as to prices, costs, holding periods, or other factors that may result in changes in estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, we will continue to evaluate the recoverability of the carrying amount of definite-lived intangible assets and property, plant and equipment on an ongoing basis, and test indefinite-lived intangible assets annually or more frequently as indicated, and significant changes in any one assumption could produce a significantly different result. In such a circumstance, we may incur substantial impairment charges, which would adversely affect financial results. In any period where our stock price, as determined by market capitalization, is less than book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

In September 2023, our Board of Directors adopted the Section 382 Tax Benefits Preservation Plan to diminish the risk that we could experience an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), which could substantially limit or permanently eliminate our ability to utilize our net operating loss carryovers (collectively, the “NOLs”) to reduce potential future income tax obligations. Under the Code and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. While the amount and timing of our future taxable income cannot be predicted with any certainty and, accordingly, we cannot predict the amount of these NOLs that will ultimately be used to reduce its income tax liability, to the extent that the NOLs do not otherwise become limited, these NOLs could be a potentially valuable asset to us. As of September 30, 2023, we had federal net operating loss carryforwards of approximately $391.5 million.

In general, under Section 382, an “ownership change” occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of a company’s stock individually or collectively increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of the Company’s NOLs that can be used to offset the Company’s federal taxable income equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit and there are several special rules that, depending on the rule involved, may apply to reduce or increase such limit. If we were to undergo one or more “ownership changes” within the meaning of Section 382 of the Code, our NOLs and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset U.S. federal income tax resulting from our operations or any gains from the disposition of any of our assets and/or business, which could result in increased U.S. federal income tax liability. While we periodically monitor our NOLs and currently believe that an ownership change that would impair the value of its NOLs has not occurred, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred. Furthermore, there is no assurance that we will be able to fully utilize our NOLs and we may be required to record an additional valuation allowance related to the amount of the NOLs that may not be realized.

The Section 382 Tax Benefits Preservation Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of our outstanding common stock without the approval of the Board of Directors. A person who acquires, without the approval of the Board of Directors, beneficial ownership (other than as a result of repurchases of stock by the Company, dividends or distributions by the Company or certain inadvertent actions by shareholders) of 4.99% or more of the outstanding common stock (including any ownership interest held by that person’s Affiliates and Associates as defined under the Section 382 Tax Benefits Preservation Plan) could be subject to significant dilution. Although the Section 382 Tax Benefits Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”. The Section 382 Tax Benefits Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock. A third party that acquires 4.99% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Section 382 Tax Benefits Preservation Plan through the issuance of common stock or common stock equivalents to all shareholders other than the acquiring person. The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our shareholders.

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

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. Our common stock price is currently and may in the future be below the minimum bid price for continued listing on Nasdaq. On June 23, 2023, we received a letter (the “Notification Letter”) from The Nasdaq Stock Market LLC stating that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days, and that to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 20, 2023. On September 18, 2023, we applied to transfer our securities to The Nasdaq Capital Market, as allowed under Nasdaq rules, and on December 21, 2023, Nasdaq granted such request and a corresponding extension of the date by which we must regain compliance such that in order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to June 17, 2024. While the Notification Letter has no immediate effect on the listing or trading of our common stock on Nasdaq, we intend to actively monitor the bid price for our common stock between now and June 17, 2024 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement, such as a reverse stock split. If our common stock is delisted, it would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

Our business and results of operations may continue to be negatively impacted by general economic and financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

In recent years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. These conditions have and may continue to materially and adversely affect the market conditions in the industries in which we operate and cause many customers to reduce their spending plans, leading them to draw down their existing inventory, and reduce orders for our products, which, in turn, may adversely impact our revenues. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industries. It is possible that adverse macroeconomic developments, including inflation, slowing growth or recession, and rising interest rates, could result in further setbacks, and that these customers, or others, could as a result, significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products, or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. If any of these events occur, our business, financial condition, results of operations, and cash flows may be adversely affected. Management continues to evaluate the impact of macroeconomic events, including inflation, on our business and our future plans and intends to take appropriate measures to help alleviate their impact, but there can be no assurance that these efforts will be successful. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. A severe or prolonged economic downturn, such as the global financial crisis, could also reduce our ability to raise additional capital when needed on acceptable terms, if at all.

Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, public health and political conditions. We are unable to predict the likely duration and severity of adverse economic conditions in the United States and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business. The near-term potential for recessionary economic conditions and possible stagflation (persistent high inflation and stagnant economic demand) presents increased risks to our business.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We lease building space consisting of corporate, manufacturing, research and development, and other facilities. We currently lease facilities in Alhambra and Concord, California, Budd Lake, New Jersey, Middletown, Rhode Island, and Tinley Park, Illinois.

The facility in Tinley Park, Illinois, with approximately 100,415 square feet, is leased through 2034 and is utilized for manufacturing and research and development.

Approximately 50,000 square feet of the facility in Alhambra, California is leased through 2031 and approximately 18,000 square feet of this facility is leased through September 2026, in each case with an option to extend. This facility is utilized for corporate headquarters, administrative functions, manufacturing, and research and development.

The facility in Concord, California, with approximately 110,000 square feet, is leased through 2035, with an option to extend, and is utilized for manufacturing and research and development.

The facility in Budd Lake, New Jersey, with approximately 112,000 square feet, is leased through May 2025 and is utilized for manufacturing and research and development.

The facility in Middletown, Rhode Island, with approximately 5,000 square feet, is leased through September 2024, with an option to extend through September 2026, and is utilized for sales, administrative and research and development.

ITEM 3. Legal Proceedings.

See Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosures related to legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market and is quoted under the symbol “EMKR”.

Holders

As of December 9, 2023, we had 61 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Dividends

We expect to retain all earnings to finance the expansion and development of our business and we do not currently intend to pay any cash dividends on capital stock in the foreseeable future. In addition, we are prohibited from paying cash dividends under the terms of the Credit Agreement without obtaining Wingspire’s consent.

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

Business Overview

We are a leading provider of sensors and navigation systems for the aerospace and defense market. Over the last five years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sale of our cable TV, wireless, sensing and defense optoelectronics business lines and the shutdown of our chips business line and indium phosphide wafer fabrication operations.

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Alhambra, CA, Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include wafer fabrication (lithium niobate and quartz), device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing.

We have one reporting segment, Inertial Navigation, whose product technology categories include: (a) FOG, (b) QMEMS, (c) RLG, in each case which serve the aerospace and defense market.

Recent Developments

Divestiture to Photonics Foundries

On October 11, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among us, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC a Delaware limited liability company and wholly owned subsidiary of PF (the “Buyer”), pursuant to which (i) we agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to our cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to us of the patents being sold to the Buyer (the “Divestiture Transaction”). The Divestiture Transaction excludes our chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses. The signing and closing of the Divestiture Transaction occurred simultaneously, except with respect to our assets located in China. On November 30, 2023, we transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of our subsidiaries in China.

In connection with the Divestiture Transaction, the parties entered into a transition services agreement pursuant to which we will provide certain migration and transition services to facilitate an orderly transaction of the operation of the Businesses to the Buyer in the 12-month period following consummation of the Divestiture Transaction, and we and the Buyer entered into a sublease pursuant to which we will sublease to the Buyer one of our buildings (occupying approximately 12,500 square feet) at our Alhambra, California facility for the 12-month period immediately following the closing of the Divestiture Transaction without payment of rent. With respect to the Buyer’s assumption of that certain Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and among the Company, Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited, and Fastrain Technology Malaysia SDN. BHD (collectively, “Fastrain”), we (i) made a payment to Fastrain in the amount of approximately $0.4 million immediately prior to the closing of the Divestiture Transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and the Buyer in the Divestiture Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by Fastrain, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the Divestiture Transaction and we will have the right to recover damages from PF and the Buyer.

August 2023 Equity Offering

On August 23, 2023, we closed our offering of 22,600,000 shares of our common stock at a price of $0.50 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 11,900,000 shares of our common stock at a price of $0.49999999 for each Pre-Funded Warrant (which represents the per share public offering price for our common stock in such offering less the $0.00000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter.

Restructuring

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent with respect to the Divestiture Transaction as described above as of such date and (ii) in consideration of ongoing negotiations for the sale of the chips business. Given the prospective sale of the Broadband business segment and defense optoelectronics product line we have identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023. As a result of this restructuring and the Divestiture Transaction, we (i) have eliminated approximately 70 positions in the U.S. (primarily in Alhambra, California) and approximately 30 positions in China, collectively representing approximately 22% of our total workforce, (ii) expect to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra) and relocating personnel in Concord, California to the operations area from the adjacent office building, and (iii) have transferred our manufacturing support and engineering center in China pursuant to the Divestiture Transaction, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. One-time employee severance and termination costs related to the restructuring of approximately $2.3 million were incurred in, and are presented in the loss from discontinued operations for the fiscal year ended September 30, 2023. We anticipate that cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

February 2023 Equity Offering

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

Acquisition of KVH Industries, Inc. FOG and Inertial Navigation Systems Business

On August 9, 2022, we completed the acquisition of the KVH Industries, Inc. (“KVH”) FOG and Inertial Navigation Systems business (“EMCORE Chicago”) pursuant to that certain Asset Purchase Agreement entered into as of August 9, 2022 by and among the Company, Delta Acquisition Sub, Inc., a wholly owned subsidiary of the Company, and KVH, pursuant to which we acquired substantially all of KVH’s assets and liabilities primarily related to the segment, including property interests in the Tinley Park facility located at 8412 West 185th St., Tinley Park, Illinois (the “Tinley Park Facility”), for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments.

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

As of September 30, 2023, an aggregate principal amount of $6.4 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.2 million was outstanding pursuant to the term loan facility.

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

Economic Conditions

The increased instability of global economic and inflationary risks are adding to the uncertainty of our business. These adverse conditions could result in longer sales cycles, increased costs to manufacture our products, and increased price competition. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations, and overall financial performance.

Other Significant Actions that Affect the Comparability of Our Operating Results and Financial Condition

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require us to make estimates and judgements that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting policies for goodwill, intangible assets, and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the fiscal year ended September 30, 2023, as discussed below. We develop estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available to us. The reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies.

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

Long-Lived Intangible and Other Assets

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

During the fiscal year ended September 30, 2023, for the reporting unit formerly known as Aerospace & Defense, an indication of goodwill impairment (after electing to quantitatively test goodwill) was a trigger to test long-lived assets, and for the discontinued reporting unit formerly known as Broadband, the change in intended use of our leased facilities and right-of-use (ROU) assets due to the restructuring of our business led to reevaluating those retained asset groups. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that certain of the asset groups was not recoverable, and an impairment of $1.4 million was recorded, as this was the amount by which the carrying value of the asset group exceeded the related estimated fair value, which was based on discounted future operating cash flows.

During the fiscal year ended September 30, 2022, there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line of the A&D segment that indicated the carrying amounts of our long-lived assets may not have been recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long-lived assets and recognized an impairment charge of $3.0 million against the FOG property, plant, and equipment for the amount by which the carrying value of the asset group’s other long-lived assets exceeded their estimated fair value.

Goodwill and Indefinite Lived Intangible Assets

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test and test of other indefinite lived intangible assets at least annually based on either an optional qualitative assessment (Step 0) or a quantitative analysis (Step 1) comparing the estimated fair value of a reporting unit or indefinite lived intangible asset to its carrying value as of the test date.

During the quarter ended June 30, 2023, we elected to change our annual test date from December 31st of each year to July 1st of each year, unless there are indications requiring a more frequent impairment test. Any impairment charges are based on the quantitative (Step 1) analysis. During the fiscal year ended September 30, 2023, we performed a qualitative analysis (Step 0) of goodwill at December 31, 2022 to meet the annual criteria, and after the change in annual test date to July 1st, we subsequently, at July 1, 2023 elected to proceed directly to a quantitative analysis (Step 1) of the Company's goodwill and indefinite lived intangible asset related to a certain Company trademark.

The July 1, 2023 indefinite-lived intangible asset test included a certain Company trademark as of July 1, 2023. The quantitative (Step 1) analysis performed over such trademark utilized the relief from royalty method of the income approach to determine the fair value. It concluded that the carrying value of such trademark, which was $2.2 million, exceeded the fair value and impairment expense of $1.3 million was recorded. We performed a qualitative (Step 0) analysis over the in-process research and development (IPR&D) at July 1 2023. However, in the quarter ended September 30, 2023, it was determined that the Company would abandon the project underlying the remaining IPR&D and, as a result of this determination, the carrying value of $0.8 million was impaired during the quarter ended September 30, 2023.

The July 1, 2023 quantitative (Step 1) analysis of goodwill utilized a weighted income and market approach concluded that the carrying value of the reporting unit that carried the goodwill, including goodwill (adjusted for trademark impairment) was greater than the fair value of equity of the reporting unit, and impairment expense of $19.0 million was recorded.

Purchase Accounting

The Company accounts for acquisitions of businesses under the acquisition method of accounting. Under the acquisition method of accounting, the Company records assets acquired and liabilities assumed at their estimated fair value on the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets. Estimated fair values of acquired assets and liabilities are provisional and could change as additional information is received. When appropriate, our estimates of the fair values of assets and liabilities acquired include assistance from independent third-party valuation firms. Valuations are finalized as soon as practical, but not later than one year from the acquisition date. Any subsequent changes to purchase price allocations result in a corresponding adjustment to goodwill.

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

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022 is presented below.

	Year Ended September 30,
(in thousands, except percentages)	2023	2022	Change
Revenue	$97,716	$45,318	$52,398	115.6%
Cost of revenue	74,323	41,252	33,071	80.2
Gross profit	23,393	4,066	19,327	475.3
Operating expense:
Selling, general, and administrative	32,731	28,224	4,507	16.0
Research and development	17,910	13,782	4,128	30.0
Impairment	22,612	2,956	19,656	665.0
Severance	27	140	(113)	(80.7)
Gain on sale of assets	(1,147)	—	(1,147)	(100.0)
Total operating expense	72,133	45,102	27,031	59.9%
Operating loss	(48,740)	(41,036)	(7,704)	(18.8)%

Revenue

For the fiscal year ended September 30, 2023, revenue increased from the prior fiscal year primarily driven by the acquisitions of S&N and EMCORE Chicago. Together, S&N and EMCORE Chicago contributed to a full year of revenue, $67.0 million, in the fiscal year ended September 30, 2023 and only a partial year of revenue, $16.2 million, in the fiscal year ended September 30, 2022 which represented an increase of $50.8 million.

Gross Profit

Gross profit is revenue less cost of revenue. Cost of revenue consists of raw materials, compensation expense, depreciation, amortization, accretion expense, and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, gross profit as a percentage of revenue, which we refer to as gross margin, has fluctuated significantly due to revenue and production volumes over fixed manufacturing costs, product mix, manufacturing yields, and inventory charges (e.g., scrap factors, excess and obsolete, inventory valuation adjustments).

For the fiscal year ended September 30, 2023, gross profit increased from the prior fiscal year primarily driven by higher product revenue. Gross margin also increased as a result of a more favorable product mix.

Selling, General, and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel related expenditures for sales and marketing, IT, finance, legal, and human resources support functions.

For the fiscal year ended September 30, 2023, SG&A increased from the prior fiscal year primarily due to the acquisitions of S&N and EMCORE Chicago. Together, S&N and EMCORE Chicago contributed to a full year of SG&A expenses in the fiscal year ended September 30, 2023 and only a partial year of SG&A expenses compared to the prior period which represented an increase of $3.5 million.

Research and Development

Research and development (“R&D”) include personnel related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to our future growth.

For the fiscal year ended September 30, 2023, R&D expense increased from the prior fiscal year primarily due to the acquisitions of S&N and Emcore Chicago. Together, S&N and EMCORE Chicago contributed to a full year of research and development expenses compared to the prior period which represented an increase of $5.2 million.

Impairment charge

For the fiscal year ended September 30, 2023, impairment charge totaled approximately $22.6 million as we wrote down goodwill of $19.0 million, trademarks of $1.3 million, IPR&D of $0.8 million and asset groups of $1.4 million.

For the fiscal year ended September 30, 2022, impairment charge totaled approximately $3.0 million as we wrote down long-lived assets related to our FOG products as there was a triggering event of negative cash flows and operating losses at the FOG asset group level that indicated the carrying amounts of our long-lived assets may not be recoverable.

Severance

For the fiscal years ended September 30, 2023 and 2022, severance totaled approximately $27.0 thousand and $140.0 thousand, respectively, associated with headcount reductions, primarily at our Alhambra, CA facility. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments under the heading “Restructuring” for discussion on severance expense related to discontinued operations.

Gain on Sale of Assets

For the fiscal year ended September 30, 2023, gain on sale of assets totaled approximately $1.1 million, primarily related to the consummation of the sale of the real property interests in the Tinley Park Facility.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Inertial Navigation business. As a result of our recent cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. As of September 30, 2023, cash and cash equivalents totaled $26.7 million and net working capital totaled $63.6 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•In August 2023, we closed our offering of 22,600,000 shares of our common stock at a price of $0.50 per share, and, to certain investors, Pre-Funded Warrants to purchase 11,900,000 shares of our common stock at a price of $0.49999999 for each Pre-Funded Warrant (which represents the per share public offering price for our common stock in such offering less the $0.00000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately

$15.6 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments under the heading “August 2023 Equity Offering” for additional information regarding the equity offering.
•In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing, and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent with respect to the Divestiture Transaction as described above as of such date and (ii) in consideration of ongoing negotiations for the sale of the chips business. Given the prospective sale of the Broadband business segment and defense optoelectronics product line we have identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023. As a result of this restructuring and the Divestiture Transaction, we have eliminated approximately 75 positions in the U.S. (primarily in Alhambra, California) and approximately 25 positions in China, collectively representing approximately 22% of our total workforce, and expect to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra), will relocate personnel in Concord, California to the operations area from the adjacent office building, and transferred our manufacturing support and engineering center in China pursuant to the Divestiture Transaction, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. One-time employee severance and termination costs related to the restructuring of approximately $2.3 million was recognized in the loss from discontinued operations in the fiscal year ended September 30, 2023. We anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with the restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.
•In February 2023, we closed our offering of 15,454,546 shares of our common stock at a price of $1.10 per share, resulting in net proceeds to us from the offering of $15.4 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments under the heading “February 2023 Equity Offering” for additional information regarding the equity offering.
•In December 2022, we consummated the sale of the real property interests in the Tinley Park Facility to the Tinley Park Buyer, resulting in net proceeds of approximately $10.3 million, pursuant to the terms of the Tinley Park Purchase Agreement.
•In August 2022, we entered into the Credit Agreement with Wingspire that provides us with (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. As of September 30, 2023, an aggregate principal amount of $20.9 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.2 million was outstanding pursuant to the term loan facility, and an additional $9.9 million was available for borrowing. See Note 11 - Credit Agreement  in the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

Our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under the Credit Agreement, together with additional actions we may take to further reduce our expenses and/or additional funds we may receive if we elect to raise capital through additional debt or equity issuances or from our efforts to monetize certain assets, are anticipated to provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of these financial statements. As a result, these financial statements have been prepared on a going concern basis. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

The Credit Agreement subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the Credit Agreement contains a cash dominion provision, requiring us to maintain a minimum amount of liquidity. As of September 30, 2023, this minimum amount of liquidity that we needed to maintain was $12.5 million. If we fall below this minimum amount of liquidity for a period of three consecutive days, or if there occurs an event of default under the Credit Agreement, then our lender can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If we trigger the cash dominion provision or if an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

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

Cash Flow

	Year Ended September 30,
(in thousands, except percentages)	2023	2022	Change
Net cash used in operating activities (net of acquired assets and assumed liabilities)	$(30,270)	$(24,258)	$(6,012)	24.8%
Net cash provided by (used in) investing activities	$9,155	$(62,940)	$72,095	114.5%
Net cash provided by financing activities	$24,400	$15,200	$9,200	60.5%

Operating Activities

For the fiscal year ended September 30, 2023, operating activities used cash of $30.3 million, primarily due to net loss of $49.4 million and adjustments for non-cash charges, including depreciation, amortization, and accretion expense of $4.8 million, stock-based compensation expense of $5.4 million, an impairment charge of $22.6 million offset by a gain on disposal of assets of $1.1 million. The change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.9 million, an increase in customer deposits of $3.7 million, and a decrease in accounts payable of $0.5 million, offset by a decrease in contract assets of $4.6 million, a decrease in inventory of $6.0 million, a decrease in other assets of $3.2 million, an increase in ROU liability of $0.9 million, and an increase in accrued expenses and other current liabilities of $0.3 million.

For the fiscal year ended September 30, 2022, operating activities used cash of $24.3 million, primarily due to net loss of $40.8 million and adjustments for non-cash charges, including depreciation, amortization, and accretion expense of $1.7 million, stock-based compensation expense of $4.6 million, an impairment charge of $3.0 million, and changes in operating assets and liabilities (or working capital components) of $7.1 million. The change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $1.6 million, a decrease in inventory of $2.4 million and an increase in accounts payable of $1.1 million, an increase in contract liabilities of $2.7 million, and increase in accrued expenses and other current liabilities of $3.0 million, offset by an increase in contract assets of $2.7 million and a decrease in current operating lease liabilities of $0.4 million.

Investing Activities

For the fiscal year ended September 30, 2023, cash provided by investing activities totaled $9.2 million, primarily due to $10.9 million from the disposal and purchase of property, plant and equipment, net.

For the fiscal year ended September 30, 2022, investing activities used cash of $62.9 million, primarily due to $59.9 million used in our acquisitions of the S&N and EMCORE Chicago businesses and capital-related expenditures of $3.1 million.

Financing Activities

For the fiscal year ended September 30, 2023, financing activities provided cash of $24.4 million, primarily due to proceeds from sale of common stock, net of issuance costs, of $31.0 million, offset by payments to our line of credit of $3.5 million.

For the fiscal year ended September 30, 2022, financing activities provided cash of $15.2 million, primarily due to proceeds from credit facilities of $22.7 million, offset by payments towards credit facilities of $7.2 million and taxes paid related to net share settlement of equity awards of $0.3 million.

Contractual Obligations and Commitments

Contractual obligations and commitments over the next five fiscal years are summarized in the table below and are presented as of September 30, 2023:

(in thousands)	Total	Less Than a Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Purchase obligations	$27,375	$26,719	$646	$10	$—
Asset retirement obligations	4,194	—	1,984	—	2,210
Operating lease obligations	39,589	4,614	7,209	5,587	22,179
Pension obligations	5,536	613	1,130	1,125	2,668
Total contractual obligations and commitments	$76,694	$31,946	$10,969	$6,722	$27,057

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to consolidated results of operations.

Purchase Obligations

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2023. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on business needs prior to the delivery of goods or performance of services. The purchase obligations of $27.4 million as of September 30, 2023, set forth above primarily relates to open purchase orders to our component suppliers, service partners, and other vendors.

Asset Retirement Obligations

We have known conditional Asset Retirement Obligation (“ARO”) conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling the ARO. See Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to ARO.

Operating Lease Obligations

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. See Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to operating lease obligations.

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

ITEM 8. Financial Statements and Supplementary Data.

EMCORE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$26,211	$25,099
Restricted cash	495	520
Accounts receivable, net of credit loss of $356 and $337, respectively	15,575	13,823
Contract assets	8,402	3,803
Inventory	28,905	26,282
Prepaid expenses	4,612	4,061
Other current assets	922	1,335
Assets held for sale - current	7,264	—
Total current assets	92,386	74,923
Property, plant, and equipment, net	15,517	24,576
Goodwill	—	17,894
Operating lease right-of-use assets	21,564	23,144
Other intangible assets, net	12,245	14,790
Other non-current assets	2,201	2,351
Assets held for sale - non-current	—	31,404
Total assets	$143,913	$189,082
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,683	$10,379
Accrued expenses and other current liabilities	8,471	6,697
Contract liabilities	1,630	5,271
Loan payable - current	852	852
Financing payable	460	—
Operating lease liabilities - current	3,033	2,171
Liabilities held for sale - current	4,662	—
Total current liabilities	28,791	25,370
Line of credit	6,418	9,599
Operating lease liabilities - non-current	3,330	5,042
Loan payable - non-current	20,882	21,568
Asset retirement obligations	4,194	4,664
Other long-term liabilities	8	106
Liabilities held for sale - non-current	—	4,765
Total liabilities	$63,623	$71,114
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 84,014 shares issued and 77,108 shares outstanding as of September 30, 2023; 44,497 shares issued and 37,591 shares outstanding as of September 30, 2022	825,119	787,347
Treasury stock at cost; 6,906 shares as of September 30, 2023 and September 30, 2022	(47,721)	(47,721)
Accumulated other comprehensive income	350	441
Accumulated deficit	(697,458)	(622,099)
Total shareholders’ equity	80,290	117,968
Total liabilities and shareholders’ equity	$143,913	$189,082
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended September 30,
(in thousands, except per share data)	2023	2022
Revenue	$97,716	$45,318
Cost of revenue	74,323	41,252
Gross profit	23,393	4,066
Operating expense:
Selling, general, and administrative	32,731	28,224
Research and development	17,910	13,782
Impairment	22,612	2,956
Severance	27	140
Gain on sale of assets	(1,147)	—
Total operating expense	72,133	45,102
Operating loss	(48,740)	(41,036)
Other (expense) income:
Interest expense, net	(751)	(35)
Foreign exchange loss	(1)	—
Other income	121	171
Total other (expense) income	(631)	136
Loss from continuing operations before income tax (expense) benefit	(49,371)	(40,900)
Income tax (expense) benefit from continuing operations	(42)	139
Net loss from continuing operations	$(49,413)	$(40,761)
(Loss) income from discontinued operations including loss on disposal of $9.6 million, net of tax benefit of $0	$(25,946)	$16,428
Net loss	$(75,359)	$(24,333)
Pension adjustment	(91)	441
Comprehensive loss	$(75,450)	$(23,892)
Per share data:
Net loss on continuing operations per basic and diluted share	$(0.96)	$(1.09)
Net (loss) income on discontinued operations per basic and diluted share	$(0.50)	$0.44
Net loss per share basic and diluted	$(1.46)	$(0.65)
Weighted-average number of basic and diluted shares and preferred warrants outstanding	51,510	37,269
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended September 30,
(in thousands)	2023	2022
Shares of common stock
Balance, beginning of period	37,591	36,984
Stock-based compensation	1,463	601
Stock option exercises	—	6
Sale of common stock	38,054	—
Balance, end of period	77,108	37,591
Value of common stock
Balance, beginning of period	$787,347	$782,266
Stock-based compensation	6,888	5,374
Stock option exercises	—	29
Tax withholding paid on behalf of employees for stock-based awards	(164)	(322)
Sale of common stock, net of offering costs	31,048	—
Balance, end of period	825,119	787,347
Treasury stock, beginning and end of period	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	441	—
Pension adjustment	(91)	441
Balance, end of period	350	441
Accumulated deficit
Balance, beginning of period	(622,099)	(597,766)
Net loss	(75,359)	(24,333)
Balance, end of period	(697,458)	(622,099)
Total shareholders’ equity	$80,290	$117,968
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(75,359)	$(24,333)
Less: (Loss) income from discontinued operations, net of tax	(25,946)	16,428
Loss from continuing operations	(49,413)	(40,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,848	1,728
Stock-based compensation expense	5,438	4,569
Provision adjustments related to credit loss	193	171
Provision adjustments related to product warranty	120	17
Loss on disposal of property, plant, and equipment	(1,147)	—
Impairment charge	22,612	2,956
Total non-cash adjustments	32,064	9,441
Changes in operating assets and liabilities:
Accounts receivable	(1,946)	1,563
Contract assets	(4,599)	(3,393)
Inventory	(5,989)	2,380
Other assets	3,197	131
Accounts payable	(522)	1,097
Contract liabilities	(3,670)	2,650
Operating lease liabilities - current	862	(381)
Accrued expenses and other current liabilities	(254)	3,015
Total change in operating assets and liabilities	(12,921)	7,062
Net cash used in operating activities - continuing operations	(30,270)	(24,258)
Net cash (used in) provided by operating activities - discontinued operations	(3,367)	28,483
Net cash (used in) provided by operating activities	(33,637)	4,225
Cash flows from investing activities:
Purchase of equipment	(1,856)	(3,079)
Acquisition of business, net of cash acquired	96	(59,861)
Proceeds from disposal of property, plant, and equipment	10,915	—
Net cash provided by (used in) investing activities - continuing operations	9,155	(62,940)
Net cash provided by investing activities - discontinued operations	315	243
Net cash provided by (used in) investing activities	9,470	(62,697)
Cash flows from financing activities:
Proceeds from borrowings of credit facilities	393	22,715
Payments towards credit facilities	(3,507)	(7,222)
Payments towards borrowings from financing payable	(2,731)	—
Payments to Notes Payable Borrowing	(639)	—
Proceeds from sale of common stock	34,249	29
Issuance cost associated with sale of common stock	(3,201)	—
Taxes paid related to net share settlement of equity awards	(164)	(322)
Net cash provided by financing activities	24,400	15,200
Effect of exchange rate changes provided by foreign currency	854	(317)
Net (decrease) increase in cash, cash equivalents and restricted cash	1,087	(43,589)
Cash, cash equivalents, and restricted cash at beginning of period	25,619	69,208
Cash, cash equivalents, and restricted cash at end of period	$26,706	$25,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,230	$280
Cash paid during the period for income taxes	$146	$574
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(373)	$(352)
Changes in accounts payable related to financing	$460	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023 and 2022

NOTE 1.    Description of Business

We are a leading provider of sensors and navigation systems for the aerospace and defense market. Over the last five years, EMCORE has expanded its scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sale of our cable TV, wireless, sensing and defense optoelectronics business lines and the shutdown of our chips product line and indium phosphide wafer fabrication operations.

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Alhambra, CA, Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include wafer fabrication (lithium niobate and quartz), device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing.

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

Discontinued Operations

In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent to sell our Broadband business segment (other than our chips product line) and our defense optoelectronics product line and (ii) in consideration of ongoing negotiations for the sale of the chips business. Given the prospective sale of the Broadband business segment and defense optoelectronics product line, we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We ceased operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that these business lines met held-for sale and discontinued operations accounting criteria during the quarter ended September 30, 2023. Accordingly, the Company classified the results of these business lines as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with these business lines were classified as held for sale in the consolidated balance sheets for all periods presented. See Note 16 — Discontinued Operations for additional information.

On October 11, 2023, the Company entered into an Asset Purchase Agreement to transfer substantially all of the assets and liabilities primarily related to the Company’s cable TV, wireless, sensing and defense optoelectronics business lines to Photonics Foundries, Inc. On October 24, 2023, the Company entered into a non-binding letter of intent with a buyer to sell substantially all of the assets and liabilities related to the Company’s chips business, including assets related to the Company’s indium phosphide wafer fabrication operations.

Going Concern Basis

The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced significant losses from our operations and used a significant amount of cash, amounting to a net loss of $75.4 million and net cash outflows from operations of $30.3 million for the fiscal year ended September 30, 2023, and we expect to continue to incur losses and use cash in our operations as we continue to restructure our business. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. As of September 30, 2023, our cash and cash equivalents totaled $26.7 million and we had $9.9 million available under our Credit Agreement (as defined in Note 11 - Credit Agreement in the Notes to Consolidated Financial Statements).

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

Inventory

Inventory is stated at the lower of cost or net realizable value (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of revenue. We evaluate inventory levels at least quarterly against an estimate of future demand on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur, charges to write-down of inventory. See Note 6 - Inventory in the Notes to Consolidated Financial Statements for additional information related to inventory.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. We depreciate equipment over three to seven years, furniture and fixtures over five years, computer hardware and software over three to five years. Leasehold improvements are amortized over the lesser of the asset life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. See Note 7 - Property, Plant, and Equipment, net in the Notes to Consolidated Financial Statements for additional information related to the impairment charge during the fiscal year ended September 30, 2023.

Goodwill and Intangible Assets

Intangible assets of the Company that are considered to have an indefinite life include goodwill and a certain Company trademark. Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test and test of other indefinite lived intangible assets at least annually based on either an optional qualitative assessment (Step 0) or a quantitative analysis (Step 1) comparing the estimated fair value of a reporting unit or indefinite lived intangible asset to its carrying value as of the test date.

Valuation of Long-lived Assets

Long-lived assets consist primarily of intangible assets, net and property, plant, and equipment, net. Since long-lived assets are subject to amortization and depreciation/amortization, we review these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment. Intangible assets that not considered to have an indefinite useful life are itemized in Note 8 - Intangible Assets and Goodwill and are amortized over their useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset or asset group is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group exceeds the carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in operations, and estimated salvage values.

Leases

The Company determines if an arrangement is a lease at its inception. Right of use (ROU) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the Company’s consolidated balance sheet.

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

Cash and cash equivalents consists primarily of bank deposits or highly liquid short-term investments with a maturity of three months or less at the time of purchase. Restricted cash represents cash temporarily reserved by the Company. Cash, cash equivalents, and restricted cash are based on Level 1 measurements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, and contract liabilities approximate fair value because of the short maturity of these instruments.

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

The majority of revenues are from product sales to customers pursuant to purchase orders. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. When we perform shipping and handling activities after the transfer of control to the customer (e.g. when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for long-term contracts which control has not transferred to the customer. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $11.8 million. The Company expects to recognize revenue on the remaining performance obligations by fiscal year 2025.

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

Disaggregation of Revenue

For additional information on the disaggregated revenues by geographical region and major product category, see Note 15 – Revenue Information in the Notes to Consolidated Financial Statements.

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

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. We have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to the ability to utilize net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in the ability to realize deferred tax assets for which a valuation allowance has been established, then the tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the tax provision may increase in the period in which we make the determination. See Note 12 - Income and Other Taxes in the Notes to Consolidated Financial Statements for additional information related to income taxes.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The were no recently adopted accounting pronouncements.

Recent Accounting Standards or Updates Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. This accounting standard is effective in the first quarter of the Company's fiscal year ended September 30, 2026. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

NOTE 3.     Acquisitions

On April 29, 2022, we completed the acquisition of the L3H S&N business for a total purchase price of approximately $5.0 million in cash, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments, resulting in a final adjusted purchase consideration transferred of $4.9 million. Following the closing, S&N results are included in our consolidated financial statements beginning on the acquisition date. Revenue and net income of S&N of $31.1 million and $4.2 million, respectively, is included in our consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2023. Revenue and net income of S&N from the acquisition date of $10.1 million and $0.5 million, respectively, is included in our consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2022.

On August 9, 2022, we completed the acquisition of EMCORE Chicago, pursuant to which we acquired substantially all of KVH’s assets and liabilities primarily related to its FOG and Inertial Navigation Systems business, including property interests in the Tinley Park facility located at 8412 West 185th St., Tinley Park, Illinois (the “Tinley Park Facility”), for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments. Following the closing, EMCORE Chicago results are included in our consolidated financial statements beginning on the acquisition date. Revenue and net loss of EMCORE Chicago of $35.9 million and $14.8 million, respectively, is included in our consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2023. The loss was primarily attributable to the impairment and write off of goodwill of $15.9 million. Revenue and net income of EMCORE Chicago from the acquisition date of $6.1 million and $0.7 million, respectively, is included in our consolidated statements of operations and comprehensive loss for the fiscal year ended September 30, 2022.

Final Purchase Price Allocation

The total purchase price for the S&N acquisition was allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. Since the acquisition, the purchase price allocation for S&N changed by a $2.3 million reduction to contract assets and a $0.6 million reduction to the asset retirement obligation, resulting in a corresponding increase to intangible assets and goodwill acquired. Goodwill is measured as the excess of the fair value of the purchase consideration transferred over the fair value of the identifiable net assets.
The table below represents the final purchase price allocation to the assets acquired and liabilities assumed of S&N based on their estimated fair values as of the acquisition date based on management’s best estimates and assumptions:

(in thousands)	Amount
Tangible assets acquired:
Accounts receivable	$803
Inventory	370
Contract assets	3,920
Operating lease right-of-use assets	1,529
Property, plant, and equipment	1,996
Net pension benefit assets	1,727
Intangible assets acquired	2,740
Goodwill	3,108
Liabilities assumed:
Accounts payable	(1,226)
Accrued expenses	(622)
Contract liabilities	(6,024)
Operating lease liabilities	(1,565)
Asset retirement obligations	(1,895)
Total purchase consideration	$4,861

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

Included in intangible assets acquired as of September 30, 2023 are customer relationships of $3.0 million, technology of $2.4 million, IPR&D of $5.9 million, and trademarks of $2.2 million.

For the fiscal years ended September 30, 2023 and 2022, the Company incurred transitional and transaction costs of approximately $4.3 million and $6.1 million, respectively, in connection with the S&N and EMCORE Chicago acquisitions, which were expensed as incurred and included in SG&A within the accompanying consolidated statements of operations and comprehensive loss.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presented for the fiscal year ended September 30, 2022 does not purport to be indicative of the results of operations that would have been achieved had the acquisition been consummated on October 1, 2021, nor of the results which may occur in the future. The pro forma amounts are based upon available information and certain assumptions that the Company believes are reasonable.

	Year Ended September 30, 2022
(in thousands, except per share data)	EMCORE (excluding EMCORE Chicago)	EMCORE Chicago	Pro Forma Adjustments		Pro Forma Combined
Revenue	$118,029	$31,757	$—		$149,786
Cost of revenue	89,486	24,347	683	(a)	114,516
Gross profit	28,543	7,410	(683)		35,270
Operating expense:
Selling, general, and administrative	33,294	9,670	(4,102)	(a)(b)	38,862
Research and development	18,401	4,946	(1,057)	(a)(b)	22,290
Severance	1,357	(4)	—		1,353
Gain on sale of assets	(2,685)	—	—		(2,685)
Impairment charge	2,956	—	—		2,956
Total operating expense	53,323	14,612	(5,159)		62,776
Operating loss	(24,780)	(7,202)	4,476		(27,506)
Other (expense) income:
Interest expense, net	(139)	—	(1,060)	(c)	(1,199)
Foreign exchange gain	(352)	—	—		(352)
Pension income	148	—	—		148
Other income	—	137	—		137
Total other expense	(343)	137	(1,060)		(1,266)
Loss before income tax benefit	(25,123)	(7,065)	3,416		(28,772)
Income tax benefit (expense)	139	(42)	(19)	(d)(e)	78
Net loss	(24,984)	(7,107)	3,397		(28,694)
Foreign exchange translation adjustment	172	—	—		172
Pension adjustment	441	—	—		441
Comprehensive loss	$(24,371)	$(7,107)	$3,397		$(28,081)
Per share data:
Net loss per basic share:	$(0.67)		$—		$(0.77)
Weighted-average number of basic and diluted shares outstanding	37,269		$—		37,269

(a) Reflects the impact to depreciation expense and amortization expense as a result of the change in fair value of property, plant, and equipment and intangible assets acquired. Adjustment was made to the unaudited pro forma combined statements of operations for the nine months ended September 30, 2022.

(b) Reflects the deduction of various sales, general, and administrative and research and development expenses allocated from corporate overhead to EMCORE Chicago during the periods presented that will not be incurred on an ongoing basis as a result of existing EMCORE management structures in place, which will provide the same support to EMCORE Chicago upon completion of the transition services agreement entered into between EMCORE and KVH in connection with the EMCORE Chicago acquisition. Amounts were estimated based on historical allocation included in the stand-alone financial statements of EMCORE Chicago. However, actual costs to be incurred associated with corporate support may vary under the EMCORE structure.

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

NOTE 4.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	September 30,
(in thousands)	2023	2022
Cash	$4,332	$19,485
Cash equivalents	21,879	5,614
Restricted cash	495	520
Total cash, cash equivalents, and restricted cash	$26,706	$25,619

NOTE 5.    Accounts Receivable, net

The components of accounts receivable, net consisted of the following:

	September 30,
(in thousands)	2023	2022
Accounts receivable, gross	$15,931	$14,160
Allowance for credit loss	(356)	(337)
Accounts receivable, net	$15,575	$13,823

The following table summarizes changes in the allowance for credit loss:

	Year Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$337	$260
Additions from acquisitions	—	106
Provision adjustment - expense, net of recoveries	193	229
Write-offs and other deductions	(174)	(258)
Balance at end of period	$356	$337

Certain of our customers are billed based on fee schedules that are agreed upon in each customer contract. Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $8.4 million and $3.8 million as of September 30, 2023 and 2022, respectively. Contract liabilities represent payments received in advance of providing services under certain contract and were $1.6 million and $5.3 million as of September 30, 2023 and 2022, respectively. Revenue recognized in the fiscal years ended September 30, 2023 and 2022 relating to contract liabilities as of the beginning of the respective fiscal year was $5.3 million and $0.4 million, respectively.

NOTE 6.    Inventory

The components of inventory consisted of the following:

	September 30,
(in thousands)	2023	2022
Raw materials	$14,503	$6,257
Work in-process	9,766	18,251
Finished goods	4,636	1,774
Inventory	$28,905	$26,282

NOTE 7.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	September 30,
(in thousands)	2023	2022
Land	$—	$995
Building	—	8,805
Equipment	31,658	29,224
Furniture and fixtures	1,576	1,394
Computer hardware and software	3,220	3,230
Leasehold improvements	9,442	6,851
Construction in progress	2,508	4,130
Property, plant, and equipment, gross	$48,404	$54,629
Accumulated depreciation	(32,887)	(30,053)
Property, plant, and equipment, net	$15,517	$24,576

Depreciation expense totaled $2.7 million and $1.4 million during the fiscal years ended September 30, 2023 and 2022, respectively. During the fiscal year ended September 30, 2023, the Company sold certain equipment and recognized a gain on sale of assets of $1.1 million.

During the fiscal year ended September 30, 2023, for the reporting unit formerly known as Aerospace & Defense, an indication of goodwill impairment (after electing to quantitatively test goodwill) was a trigger to test long-lived assets. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that the assets were recoverable.

During the fiscal year ended September 30, 2022, there was a triggering event of negative cash flows and operating losses at the FOG asset group level within the Inertial Navigation product line that indicated the carrying amounts of our long-lived assets may not be recoverable. In accordance with ASC 360, with regard to our long-lived assets, we performed an undiscounted cash flow analysis and concluded that the carrying value of the asset group was not recoverable. Accordingly, we then performed an analysis to estimate the fair value of the other long -lived assets and recognized an impairment charge within operating expenses of $3.0 million against the FOG property, plant, and equipment by the amount by which the carrying value of the asset group’s other long-lived assets exceeded their estimated fair value for the fiscal year ended September 30, 2022. Key assumptions utilized in the determination of fair value include expected future cash flows and working capital requirements. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

On December 13, 2022, EMCORE Chicago consummated the sale of the real property interests in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC (the “Tinley Park Buyer”), resulting in net proceeds of approximately $10.3 million, pursuant to the terms of that certain Purchase and Sale Agreement (the “Tinley Park Purchase Agreement”) dated as of November 1, 2022, by and between EMCORE Chicago and HSRE Fund VII Holding Company, LLC, an affiliate of the Tinley Park Buyer. In connection with the sale of the real property interests in the Tinley Park Facility, we entered into a long-term Single-Tenant Triple Net Lease (the “Lease Agreement”) with the Tinley Park Buyer pursuant to which we leased back the Tinley Park Facility for a 12 year term commencing on December 13, 2022, unless earlier terminated or extended in accordance with the terms of the Lease Agreement.

Geographical Concentrations

Long-lived assets consist of land, building, property, plant, and equipment. As of September 30, 2023 and 2022, approximately all of our long-lived assets were located in the United States.

NOTE 8.    Intangible Assets and Goodwill

Intangible assets arose from the acquisition of SDI in the fiscal year ended September 30, 2019 and the acquisitions of S&N and EMCORE Chicago in the fiscal year ended September 30, 2022. Intangible assets are amortized on a straight-line basis over the estimated useful life of: (a) 7.0 years for patents (b) 8.0 years for customer relationships, and (c) 2.0-8.0 years for technology. IPR&D is indefinite-lived until completion of the related development project, at which point amortization of the carrying value of the technology will commence. If it is determined that the IPR&D will not come to completion, it is impaired at that time. A certain Company trademark is indefinite-lived.

The following table summarizes changes in intangible assets, net:

	September 30,
(in thousands)	2023	2022
Balance at beginning of period	$14,790	$167
Additions from acquisition	1,470	14,740
Write off due to impairment	(2,125)	—
Amortization	(1,890)	(117)
Balance at end of period	$12,245	$14,790

During the fiscal year ended September 31, 2023, in accordance with ASC 350, the Company performed a quantitative (Step 1) analysis to determine the fair value of a certain Company trademark. The Company utilized the relief from royalty method and concluded that the carrying value of such trademark of $2.2 million exceeded the fair value and impairment expense of $1.3 million was recorded. Key assumptions utilized in the determination of fair value include expected future revenues and estimated royalty rates. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

With respect to EMCORE Chicago's acquired IPR&D, those projects were completed in the quarter ended December 31, 2022 and were classified as technology assets and assigned an eight-year useful life. With respect to a certain IPR&D project arising from the acquisition of S&N, it was determined during the quarter ended September 31, 2023, that the Company would abandon the project underlying the remaining IPR&D and the carrying value of $0.8 million was impaired.

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

(in thousands, except weighted average remaining life)	September 30, 2023
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	13.0	$16,901	$(9,527)	$7,374
Customer relationships	4.0	4,690	(674)	4,016
Definite-lived intangible assets total		$21,591	$(10,201)	$11,390

As of September 30, 2023 trademarks were approximately $0.9 million.

(in thousands, except weighted average remaining life)	September 30, 2022
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.4	$10,991	$(8,261)	$2,730
Customer relationships	4.6	3,260	(50)	3,210
Definite-lived intangible assets total		$14,251	$(8,311)	$5,940

As of September 30, 2022 IPR&D and trademarks was approximately $6.7 million and $2.2 million, respectively.

Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2023 is as follows:

(in thousands)	Amount
2024	$1,956
2025	1,930
2026	1,527
2027	1,504
2028	1,491
Thereafter	2,982
Total amortization expense	$11,390

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. As of September 30, 2022, $17.8 million of the Company’s goodwill of $17.9 million related to the S&N and EMCORE Chicago acquisitions. For the fiscal year ended September 30, 2023, we recognized an additional $1.2 million due to a change in purchase price valuation. None of the Company’s goodwill is deductible for tax purposes.

The following table summarizes changes in goodwill:

	Year Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$17,894	$69
Additions from acquisition	1,150	17,825
Write off from impairment	(19,044)	—
Balance at end of period	$—	$17,894

During the fiscal year ended September 30, 2023, in accordance with ASC 350, the Company performed a quantitative (Step 1) analysis of goodwill utilizing a weighted income and market approach and concluded that the carrying value of the reporting unit that carried the goodwill (adjusted for trademark impairment) was greater than the fair value of equity of the reporting unit, and impairment expense of $19.0 million was recorded. Key assumptions utilized in the determination of fair value include forecasted financial performance of the Company. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

NOTE 9.    Benefit Plans

We assumed the Pension Plan on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the period from April 29, 2022 to September 30, 2022 or for the fiscal year ended September 30, 2023.

The following table presents the benefit obligation, fair value of the plan assets, and funded status of the plan:

	September 30,
(in thousands)	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of period	$7,332	$8,203
Service cost	105	49
Interest cost	372	130
Participant contributions	—	—
Amendments	—	—
Actuarial losses (gains)	(461)	(901)
Benefits paid	(634)	(149)
Business combinations and (divestitures)	—	—
Curtailments, settlements and/or special/contractual termination benefits	—	—
Benefit obligation at end of year	$6,714	$7,332
Change in Plan Assets
Fair value at beginning of period	$9,469	$9,930
Actual return on plan assets	(214)	(312)
Company contributions	—	—
Participant contributions	—	—
Benefits paid	(634)	(149)
Expenses paid	—	—
Business combinations and (divestitures)	—	—

Curtailments, settlements and/or special/contractual termination benefits	—	—
Fair value at end of year	$8,621	$9,469
Funded Status
Funded status at end of year	$1,907	$2,137
Amounts Recognized in Balance Sheets
Non-current assets	$1,907	$2,137
Current liabilities	$—	$—
Non-current liabilities	$—	$—
Amounts Recognized in Accumulated Other Comprehensive Income
Transition obligation (asset)	$—	$—
Prior service cost (credit)	$—	$—
Net loss (gain)	$(350)	$(441)
Net periodic pension cost
Service cost	$105	$49
Interest cost	372	130
Expected return on plan assets	(337)	(148)
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost (credit)	—	—
Amortization of net loss (gain)	—	—
Recognition due to settlement, curtailment, and special/contractual termination benefits	—	—
Net periodic pension cost	$140	$31
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss (gain)	$91	$(441)
Prior service cost (credit)	—	—
Amortization of net (loss) gain	—	—
Amortization of prior service cost (credit)	—	—
Amortization of initial asset	—	—
Total recognized in other comprehensive (loss) income	$91	$(441)
Actuarial (Gain) Loss by Source
Updated census	$(255)	$(55)
Updated discount rate	(206)	(846)
Total	$(461)	$(901)
Estimated Future Benefit Payments
2024	$613	$600
2025	575	579
2026	555	562
2027	567	575
2028	558	573
Thereafter	2,668	2,748
Total	$5,536	$5,637
Weighted Average Assumptions to Determine Benefit Obligations at Year End
Discount rate	5.9%	5.6%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	5.6%	4.4%

Rate of compensation increase	N/A	N/A
Expected long-term return on plan assets	3.7%	3.7%

Net pension asset is included as a component of other non-current assets on the consolidated balance sheets as of September 30, 2023 and September 30, 2022. As of September 30, 2023 and September 30, 2022 the Pension Plan assets consisted primarily of cash and cash equivalents, we manage a liability driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for each of the fiscal years ended September 30, 2023 and 2022 was approximately $1.3 million and $1.2 million, respectively.

NOTE 10.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	September 30,
(in thousands)	2023	2022
Compensation	$5,980	$3,855
Warranty	864	911
Commissions	468	228
Consulting	68	241
Legal expenses and other professional fees	262	275
Auditor fees	163	186
Litigation settlement accrual	—	341
Other	666	660
Accrued expenses and other current liabilities	$8,471	$6,697

The following table summarizes the changes in product warranty accrual accounts:

	Year Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$911	$569
Additions from acquisitions	—	437
Provision for product warranty expense	120	124
Adjustments and utilization of warranty accrual	(167)	(219)
Balance at end of period	$864	$911

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

The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2026, and will bear interest, at a rate per annum equal to term SOFR plus a margin of (i) 3.75% or 5.50% in the case of revolving loans, depending on the applicable assets corresponding to the borrowing base pursuant to which the applicable loans are made and (ii) 5.50% in the case of the term loans. In addition, the Borrowers are responsible for Wingspire’s annual collateral monitoring fees as well as the lenders’ fees and expenses, including a closing fee of 1.0% of the aggregate principal amount of the commitments as of the closing with respect to revolving loans and 1.50% of the aggregate principal amount of the term loans. The Borrowers may also be required to pay an unused line fee of 0.50% in respect to the undrawn portion of the revolving commitments, which is generally based on average daily usage of the revolving facility during the immediately preceding month.

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

As of September 30, 2023, an aggregate principal amount of $6.4 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.2 million was outstanding pursuant to the term loan facility. Also, as of September 30, 2023, the revolving credit facility had approximately $9.9 million available for borrowing. Provided that no event of default has occurred, and subject to availability limitations, loans under the revolving credit facility can continue to be drawn/redrawn/outstanding until expiration in 2026.

Our future term loan repayments is as follows:

(in thousands)	Amount
2024	$852
2025	852
2026	2,478
Total loan payments	$4,182

NOTE 12.    Income and Other Taxes

The Company’s loss from continuing operations before income taxes consisted of the following:

	Year Ended September 30,
(in thousands)	2023	2022
Domestic	$(49,371)	$(40,608)
Foreign	—	(292)
Loss before income taxes	$(49,371)	$(40,900)

The Company’s income tax expense (benefit) consisted of the following:

	Year Ended September 30,
(in thousands)	2023	2022
Federal:
Current	$—	$(125)
Deferred	(12)	12
	(12)	(113)
State:
Current	65	(37)
Deferred	(11)	11
	54	(26)
Foreign:
Current	—	—
Deferred	—	—

Total income tax expense (benefit)	$42	$(139)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations loss before provision for income taxes is as follows:

	Year Ended September 30,
(in thousands)	2023	2022
Income tax benefit computed at U.S. federal statutory rate	$(10,368)	$(8,589)
State tax expense (benefit), net of U.S. federal effect	54	(27)
Foreign tax rate differential	355	(7)
Shortfall from stock based compensation	1,204	141
Other	20	85
Federal benefit on PPP loan forgiveness	15	—
Net operating loss carryforward expiration	12,839	11,705
Change in valuation allowance	(4,077)	(3,447)
Income tax expense (benefit)	$42	$(139)
Effective tax rate	0.1%	(0.3)%

Significant components of deferred tax assets (liabilities) are as follows:

	September 30,
(in thousands)	2023	2022
Federal net operating loss carryforwards	$78,872	$94,691
Foreign net operating loss carryforwards	—	1,135
Income tax credit carryforwards	355	592
Inventory reserves	1,666	735
Accounts receivable reserves	60	57
Accrued warranty reserve	103	115
State net operating loss carryforwards	7,547	7,888
Stock compensation	1,203	1,352
Deferred compensation	1,022	465
Fixed assets and intangibles	5,276	1,212
ROU lease liability	5,751	5,862
ROU lease assets	(5,195)	(5,724)
Capitalized Research expense	3,385	—
Other	2,935	2,443
Total deferred tax assets	102,981	110,823
Valuation allowance	(102,981)	(110,846)
Net deferred tax liabilities	$—	$(23)

For the fiscal years ended September 30, 2023 and 2022, the Company recorded income tax expense of approximately $42.0 thousand and income tax benefit of approximately $0.1 million, respectively. Income tax expense for the fiscal year ended September 30, 2023 is comprised primarily of state minimum tax expense. Income tax benefit for the fiscal year ended September 30, 2022 is comprised primarily federal refund of AMT credit and state minimum tax expense.

For the fiscal years ended September 30, 2023 and 2022, the effective tax rate on operations was 0.1%, and (0.3)%, respectively. The lower tax rate for the fiscal year ended September 30, 2023 is primarily due to the reversal of tax expense related to the change on indefinite-lived intangible assets. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of September 30, 2023 because we plan to indefinitely reinvest the unremitted earnings of the non-U.S. subsidiaries and all of the non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance at September 30, 2023. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of September 30, 2023, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $391.5 million which begin to expire in 2024. As of September 30, 2023, the Company had state net operating loss carryforwards of approximately $95.0 million which begin to expire in 2024. As of September 30, 2023, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $0.3 million. The research credits begin to expire in 2024. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company’s consolidated net operating loss carryforwards. As a result of the $391.5 million of U.S. net operating loss carryforwards, approximately $111.6 million is subject to an annual limitation and $279.9 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

NOTE 13.    Commitments and Contingencies

Leases

We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. As of September 30, 2023, our operating leases had remaining lease terms of approximately 1 year to 12 years, some of which included options to extend 5 additional years. During the fiscal years ended September 30, 2023 and 2022, the Company recorded $3.7 million and $2.0 million of operating lease expense, respectively. The Company’s finance leases and short term leases are immaterial.

During the fiscal year ended September 30, 2023, there was a change in circumstances surrounding the use of our leased facilities and related right-of-use (ROU) assets due to the restructuring of our business and active pursuit of selling the discontinued operations and the indium phosphide wafer fabrication facility assets. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that certain of the asset groups was not recoverable, and an impairment of $1.4 million was recorded as this was the amount by which the carrying value of the asset group exceeded the related estimated fair value, which was based on discounted future operating cash flows.

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

(in thousands)	Amount
2024	$4,614
2025	4,137
2026	3,072
2027	2,757
2028	2,830
Thereafter	22,179
Total lease payments	$39,589
Less imputed interest	(15,674)
Total operating lease liabilities	$23,915

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	September 30,
	2023	2022
Weighted average remaining lease term (years)	10.0	9.8
Weighted average discount rate	9.5%	5.4%

Supplemental cash information and non-cash activities related to operating leases are as follows:

	September 30,
(in thousands)	2023	2022
Operating cash outflows from operating leases	$3,749	$2,011
Right-of-use assets obtained in exchange for operating lease liabilities	$2,577	$1,529

Asset Retirement Obligations

ARO consists of legal requirements to decommission assets, restore the existing leased facilities to their original state, and perform certain environmental work due to the presence of a manufacturing fabrication operation. ARO includes assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities and is also capitalized as property, plant and equipment. The fair value of ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.73% to 4.03%.

The following table summarizes ARO activity:

	September 30,
(in thousands)	2023	2022
Balance at beginning of period	$4,664	$2,049
Acquisition-related adjustment	(604)	2,500
Accretion expense	134	90
Revision in estimated cash flows	—	25
Balance at end of period	$4,194	$4,664

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

In April 2023, we and Resilience entered into a Settlement and Release Agreement (the “Resilience Settlement Agreement”). The material financial terms of the Resilience Settlement Agreement required (i) a payment of $0.5 million by us to Resilience, which payment was made by us during the three months ended June 30, 2023, (ii) appraisals of the Concord Real Property, conducted in 2023 with a date of value as of January 2, 2020, which resulted in a further payment obligation by us in an amount equal to approximately $1.3 million, which payment was made by us in October 2023, and (iii) a mutual release of all claims, including claims arising under the SDI Purchase Agreement, and a dismissal of the litigation by all parties. On October 10, 2023, the Delaware Chancery Court granted the parties' stipulation of dismissal with prejudice to the Delaware Chancery Court of all claims made by each party.

In April 2023, the underwriters of the representation and warranty insurance policies the Company acquired in connection with the SDI Purchase Agreement agreed to pay the Company $1.15 million within 15 business days in exchange for a release of any and all claims under the policies. We received payment during the three months ended June 30, 2023.

NOTE 14.    Equity

Tax Preservation Plan

On September 28, 2023, our Board of Directors approved and adopted a Section 382 Tax Benefits Preservation Plan, dated as of September 28, 2023, by and between the Company and Equiniti Trust Company, LLC, as rights agent (the “Rights Agent”) (the “Section 382 Tax Benefits Preservation Plan”). Pursuant to the Section 382 Tax Benefits Preservation Plan, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock. The dividend is distributable on October 12, 2023 to shareholders of record as of the close of business on October 12, 2023.

The Board of Directors adopted the Section 382 Tax Benefits Preservation Plan to diminish the risk that the Company could experience an “ownership change” as defined in Section 382 of the Code, which could substantially limit or permanently eliminate the Company’s ability to utilize its net operating loss carryovers (collectively, the “NOLs”) to reduce potential future income tax obligations. Under the Code and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. While the amount and timing of the Company’s future taxable income cannot be predicted with any certainty and, accordingly, the Company cannot predict the amount of these NOLs that will ultimately be used to reduce its income tax liability, to the extent that the NOLs do not otherwise become limited, these NOLs could be a potentially valuable asset to the Company. As of September 30, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $391.5 million and $424.9 million, respectively.

In general, under Section 382, an “ownership change” occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of the common stock individually or collectively increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of the Company’s NOLs that can be used to offset the Company’s federal taxable income equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit and there are several special rules that, depending on the rule involved, may apply to reduce or increase such limit. If an ownership change were to occur, the limitations imposed by Section 382 could result in a substantial delay in the timing of the usage of the NOLs or in a material amount or all of the NOLs expiring unused and, therefore, significantly impair or eliminate the value of such NOLs. While the Company periodically monitors its NOLs and currently believes that an ownership change that would impair the value of its NOLs has not occurred, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred.

The Section 382 Tax Benefits Preservation Plan is intended to act as a deterrent to any person or group acquiring beneficial ownership of 4.99% or more of the outstanding common stock without the approval of the Board of Directors. A person who acquires, without the approval of the Board of Directors, beneficial ownership (other than as a result of repurchases of stock by the Company, dividends or distributions by the Company or certain inadvertent actions by shareholders) of 4.99% or more of the outstanding common stock (including any ownership interest held by that person’s Affiliates and Associates as defined under the Section 382 Tax Benefits Preservation Plan) could be subject to significant dilution. Shareholders who beneficially own 4.99% or more of the outstanding common stock prior to the first public announcement by the Company of the Board of Directors’ adoption of the Section 382 Tax Benefits Preservation Plan will not trigger the Section 382 Tax Benefits Preservation Plan so long as they do not acquire beneficial ownership of additional shares of the common stock (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of common stock or pursuant to a split or subdivision of the outstanding shares of common stock) at a time when they still beneficially own 4.99% or more of such stock. In addition, the Board of Directors retains the sole discretion to exempt any person or group from the penalties imposed by the Section 382 Tax Benefits Preservation Plan.

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

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In December 2022, our Board of Directors approved an amendment to the 2019 Plan, which, following shareholder approval at our 2023 annual meeting of shareholders, increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 1.549 million shares.

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

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2022	9,981	$4.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	976	3.84
Outstanding as of September 30, 2023	9,005	$4.59	1.30	$—
Exercisable as of September 30, 2023	9,005	$4.59	1.30	$—
Vested and expected to vest as of September 30, 2023	9,005	$4.59	1.30	$—
___________________________________________
(*)    Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price. For the fiscal year ended September 30, 2022, the intrinsic value of options exercised was $0.

As of September 30, 2023, there was no unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans.

Valuation Assumptions

There were no stock option grants for the fiscal years ended September 30, 2023 and 2022.

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

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the fiscal year ended September 30, 2023:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2022	2,947,130	$3.90
Granted	2,896,650	1.00
Vested	(1,314,313)	3.72
Forfeited	(499,391)	2.55
Non-vested as of September 30, 2023	4,030,076	$2.04

As of September 30, 2023, there was approximately $6.5 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 3.1 years. The 4.0 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $1.9 million and a weighted average remaining contractual term of 1.8 years. For the fiscal years ended September 30, 2023 and 2022, the intrinsic value of RSUs vested was approximately $1.3 million and $3.0 million, respectively. The weighted average grant date fair value of RSUs granted during the fiscal years ended September 30, 2023 and 2022 was $1.00 and $3.46 per share, respectively.

For the fiscal year ended September 30, 2022, $27.3 thousand of RSAs vested. As of September 30, 2022, there was no remaining unamortized stock-based compensation expense associated with RSAs.

Performance-Based Restricted Stock

Performance based restricted stock units (“PSUs”) granted to employees under the 2012 Plan or 2019 Plan typically vest over 1 to 3 years and are subject to forfeiture in whole, if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest. PSUs that are granted to executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures performance against the Russell Microcap Index.

PSUs are valued based on a Monte Carlo simulation model to reflect the impact of the PSUs market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.

The following table summarizes the activity related to PSUs for the fiscal year ended September 30, 2023:

	PSUs
	Number of Shares (at target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2022	1,809,053	$4.37
Granted	634,650	0.97
Vested	(291,285)	2.47
Forfeited	(448,000)	3.81
Non-vested as of September 30, 2023	1,704,418	$3.57

As of September 30, 2023, there was approximately $2.7 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 1.3 years. The 1.7 million outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $0.8 million and a weighted average remaining contractual term of 1.3 years. For each of the fiscal years ended September 30, 2023 and 2022, the intrinsic value of PSUs vested was $0.3 million. The weighted average grant date fair value of PSUs granted during the fiscal years ended September 30, 2023 and 2022 was $0.97 and $4.51 per share, respectively.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Year Ended September 30,
(in thousands)	2023	2022
RSUs and RSAs	$4,203	$2,576
PSUs	2,306	2,314
Outside director equity awards and fees in common stock	378	484
Total stock-based compensation expense	$6,888	$5,374

The following table sets forth stock-based compensation expense by expense type:

	Year Ended September 30,
(in thousands)	2023	2022
Cost of revenue	$1,742	$952
Selling, general, and administrative	1,324	3,591
Research and development	3,823	831
Total stock-based compensation expense	$6,888	$5,374

Capital Stock

Authorized capital stock consists of 100 million shares of common stock, no par value, and 5,882,352 shares of preferred stock, $0.0001 par value. No shares of preferred stock were outstanding as of September 30, 2023.

On August 23, 2023, we closed our offering of 22,600,000 shares of our common stock at a price of $0.50 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 11,900,000 shares of our common stock at a price of $0.49999999 for each pre-funded warrant (which represents the per share public offering price for our common stock in such offering less the $0.00000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter.

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

As of September 30, 2023 and 2022, we had 84.0 million and 44.5 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding as of September 30, 2023 and 2022.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended September 30,
(in thousands, except per share data)	2023	2022
Numerator
Net loss from continuing operations	$(49,413)	$(40,761)
(Loss) income from discontinued operations including loss on disposal of $9.6 million, net of tax benefit of $0	$(25,946)	$16,428
Net loss	$(75,359)	$(24,333)
Denominator
Weighted average number of shares and preferred warrants outstanding - basic	51,510	37,269
Effect of dilutive securities
Stock options	—	—
PSUs, RSUs, and restricted stock	—	—
Weighted average number of shares and preferred warrants outstanding - diluted	51,510	37,269
Loss from continuing operations per share - basic and diluted	$(0.96)	$(1.09)
Loss from discontinued operations per share - basic and diluted	$(0.50)	$0.44
Net loss per share - basic and diluted	$(1.46)	$(0.65)
Weighted average antidilutive options, unvested RSUs and RSAs, unvested PSUs and ESPP shares excluded from the computation	3,305	858

Basic earnings per share (“EPS”) is computed by dividing net loss for the period by the weighted-average number of common stock and pre-funded warrants outstanding during the period. Diluted EPS is computed by dividing net loss for the period by the weighted average number of common stock and pre-funded warrants outstanding during the period, plus the dilutive effect of outstanding RSUs, PSUs, and stock options, as applicable pursuant to the treasury stock method. Basic and diluted shares outstanding includes the weighted average of the effect of the Company's outstanding pre-funded warrants as the exercise price of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the fiscal years ended September 30, 2023 and 2022 due to the Company incurring a net loss for such periods.

Future Issuances

Common stock reserved for future issuances as of September 30, 2023 was as follows:

Amount
Exercise of outstanding stock options	9,005
Unvested RSUs	4,030,076
Unvested PSUs (at 100% maximum payout)	1,704,418
Issuance of stock-based awards under the Equity Plans	513,561
Purchases under the officer and director share purchase plan	88,741
Total reserved	6,345,801

NOTE 15.    Revenue Information

During the fiscal year ended September 30, 2023, the Company recognized revenue related to a certain multi-year repair and support contract. Repairs pricing is definitized and revenue is recognized as performed/completed. Support pricing is undefinitized until receipt of annual purchase order and revenue is variable consideration and subject to constraint. Variable consideration and constraints are reassessed at each reporting date as uncertainties are resolved or new information arises regarding remaining uncertainties For the fiscal year ended September 30, 2023, the Company recognized $4.2 million in support revenue related to (i) the definitized amount for calendar year 2022 as all revenue was constrained in previous periods due to lack of history with the customer until finalization of pricing, and receipt of payment, during the quarter ended September 30, 2023 of approximately $2.5 million and (ii) $1.7 million associated with proposed support pricing for calendar year 2023 reflecting a change in estimate with respect to constraint of calendar year 2023 revenue. Constraint was reduced for the calendar year 2023 support pricing due to added experience with the customer.

Reportable Segment

Concurrent with the discontinuance of the Broadband business segment and defense optoelectronics product line during the quarter ended September 30, 2023, the Company only has one reportable segment, Inertial Navigation, for which financial information is available and upon which operating results are evaluated by the chief operating decision maker, the Chief Executive Officer, to assess performance and to allocate resources.

Geographical Concentration

The following table sets forth revenue by geographic area based on customers’ billing addresses:

	Year Ended September 30,
(in thousands)	2023	2022
United States and Canada	$75,143	$42,177
Asia	8,714	710
Europe	10,444	1,242
Other	3,415	1,189
Total revenue	$97,716	$45,318

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. There were two significant customers representing an aggregate of 40.4% and 39.7% of consolidated revenue for the fiscal years ended September 30, 2023 and 2022, respectively.

NOTE 16.    Discontinued Operations

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent to sell our Broadband business segment (other than our chips product line) and our defense optoelectronics product line and (ii) in consideration of ongoing negotiations for the sale of the chips product line business. Given the prospective sale of the Broadband business segment and defense optoelectronics product line, we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We ceased operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (ASC) 205-20), the Company determined that these business lines met held-for sale and discontinued operations accounting criteria during the quarter ended September 30, 2023. Accordingly, the Company classified the results of these business lines as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, the related assets and liabilities associated with these business lines were classified as held for sale in the consolidated balance sheets for all periods presented.

In connection with (i) certain cash reduction actions approved by the Board in November 2022 and (ii) the restructuring program, the Board approved modifications to RSUs and PSUs previously granted to 36 employees under the 2019 Plan whose service with the Company was terminated. The modifications accelerated the vesting of 429 thousand RSUs and 291 thousand PSUs that had been scheduled to vest subsequent to each such employee’s termination of employment with EMCORE. The modifications resulted in incremental stock-based compensation expense of $0.6 million during the fiscal year ended September 30, 2023.

The following table presents key components of assets and liabilities that were classified as held for sale on the consolidated balance sheets:

	September 30,
(in thousands)	2023	2022
Cash	$81	$526
Accounts receivable, net of credit loss of $0	974	4,250
Contract assets	—	757
Inventory	10,063	10,753
Other current assets	1,154	1,728
Property, plant, and equipment, net	4,131	13,291
Operating lease right-of-use assets	56	99
Total assets	16,459	31,404
Remeasurement of assets	9,195	—
Assets held for sale	7,264	31,404
Accounts payable	1,854	2,350
Accrued expenses and other current liabilities	1,697	1,427
Contract liabilities	—	29
Operating lease liabilities - current	22	42
Operating lease liabilities - non-current	36	57
Other comprehensive income	1,053	860
Total liabilities	$4,662	$4,765

During the quarter ended September 30, 2023, the Company recorded a loss related to the remeasurement of the discontinued business lines to fair value less cost to sell of $9.6 million. The selling costs were approximately $0.4 million.

The following table presents key components of net (loss) income that were classified as discontinued operations on the consolidated statements of operations:

	Year Ended September 30,
(in thousands)	2023	2022
Revenue	$9,674	$78,808
Cost of Revenue	(16,723)	(53,156)
Gross Profit	(7,049)	25,652
Selling, general, and administrative	2,810	5,486
Research and development	3,459	4,754
Severance	2,597	1,213
Loss (gain) on sale of assets	10,407	(2,685)
Other (income) expense	(376)	456
(Loss) income from discontinued operations	$(25,946)	$16,428

NOTE 17.    Subsequent Events

Divestiture to Photonics Foundries

On October 11, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among the Company, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC a Delaware limited liability company and wholly owned subsidiary of PF (the “Buyer”), pursuant to which (i) the Company agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to the Company’s cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to the Company of patents being sold to the Buyer (the “Transaction”). The Transaction excludes the Company’s chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses.

The signing and closing of the Transaction occurred simultaneously, except with respect to the assets of the Company located in China. On November 30, 2023, the Company transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of the Company’s subsidiaries in China.

In connection with the Transaction, the parties entered a transition services agreement pursuant to which the Company will provide certain migration and transition services to facilitate an orderly transaction of the operation of the Businesses to the Buyer in the 12-month period following consummation of the Transaction, and the Company and the Buyer entered into a sublease pursuant to which the Company will sublease to the Buyer one of the Company’s buildings (occupying approximately 12,500 square feet) at its Alhambra, California facility for the 12-month period immediately following the closing of the Transaction without payment of rent. With respect to the Buyer’s assumption of our manufacturing agreement with our electronics manufacturing services (“EMS”) provider for our cable TV products, the Company (i) made a payment to the EMS provider in the amount of approximately $0.4 million immediately prior to the closing of the transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the manufacturing agreement and assigned to PF and the Buyer in the Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.3 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, the Company will have the right to require the Buyer to reassign to the Company all intellectual property assigned to the Buyer in the Transaction and the Company will have the right to recover damages from PF and the Buyer.

Chips Business Divestiture LOI

On October 24, 2023, the Company entered into a non-binding letter of intent with a buyer to sell substantially all of the assets and liabilities related to the Company’s chips business line, including assets related to the Company’s indium phosphide wafer fabrication operations.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinions on Internal Control Over Financial Reporting

We have audited EMCORE Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives in the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated December 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over new or novel transactions as a result of ineffective communication has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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
December 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 27, 2023 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net realizable value of inventory

As discussed in Note 6 to the consolidated financial statements, net inventory for continuing operations was $28.9 million at September 30, 2023 compared to $26.3 million at September 30, 2022, which is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete. The determination of the excess and obsolete inventory requires management to make assumptions related to estimates of future inventory demand and market conditions.

We identified the evaluation of net realizable value of inventory as a critical audit matter. Subjective auditor judgment was required to evaluate future inventory demand and market conditions, including whether past consumption and recent purchases used in the Company’s model were indicative of future inventory demand.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the inventory process, including controls over the assumptions described above. We evaluated historical write down trends, historical sales of older inventory, and relevant changes in the overall business environment, including changes in key customers, product lines, and competitors, to assess the Company’s model. For a sample of products within inventory, we compared the Company’s determination of past consumption and recent purchases used to estimate future inventory demand of the product to supporting documentation.

Valuation of goodwill for the Aerospace and Defense reporting unit

As discussed in Note 2 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis unless there are indications requiring a more frequent impairment test. During the year ended September 30, 2023, the Company performed a quantitative impairment analysis and determined the fair value of the Aerospace and Defense reporting unit using a combination of the discounted cash flow method and the guideline public company method. The Company recognized a goodwill impairment charge of $19.0 million for the year ended September 30, 2023.

We identified the evaluation of the fair value of the Aerospace and Defense reporting unit used in the goodwill impairment analysis as a critical audit matter. Specifically, revenue growth rates, discount rate, and multiples of revenue selected amongst a range of ratios derived from comparable entities with similar operations and economic characteristics, used to estimate the fair value of the reporting unit required challenging auditor judgment to evaluate as they represented subjective determinations of future market and economic conditions that were also sensitive to variation. Minor changes to these assumptions could have had a significant effect on the Company’s assessment of the fair value of the goodwill. Additionally, the audit effort associated with the evaluation of the fair value used in the goodwill impairment analysis required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s determination of the estimated fair value of the Aerospace and Defense reporting unit, including controls over the discount rate and selection of multiples of revenue of comparable entities. We evaluated the reasonableness of the Company’s revenue growth rates by comparing the growth rate assumptions to forecasted growth rates in the Company’s and its peer companies’ analyst reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rate used by management by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities

•evaluating the selected multiples of revenue by comparing the underlying source information to publicly available market data

•developing an estimate of the Aerospace and Defense reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate and multiples of revenue, and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.

Irvine, California
December 27, 2023

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedure

Management, with the participation of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Under the supervision of the Board of Directors, the Chief Executive Officer and Chief Financial Officer, with the participation of management, conducted an evaluation of the effectiveness of internal control over financial reporting as of September 30, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, due to the material weakness described below, the Company’s management has concluded that, as of September 30, 2023, the Company did not maintain effective internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in the Company’s failure to design and implement effective controls over such transactions.

The control deficiency resulted in a material error associated with identification of the existence of certain insurance premium and supplier financing agreements, whereby (i) certain items on the Company’s consolidated balance sheet were underreported in “Other current assets” with a consistent dollar amount underreported for “Financing payable” within the Company’s consolidated balance sheet and (ii) certain items on the Company’s consolidated statements of cash flows were underreported in Payments to financing payables within “Cash flows from financing activities” and similar such underreporting of such items in other assets in “Cash flows from operating activities”. This error has been corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2023, and as a result, this material weakness did not result in a material misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.

KPMG LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in Item 8 of this Form 10-K.

Management’s Remediation Plan

We have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until such remediation is complete. Management intends to remediate the material weakness described above primarily through a combination of (i) revisiting and clarifying, as needed, Company policies with respect to required communications when entering binding arrangements, and (ii) communicating to employees the importance of elevating new and/or novel arrangements for technical accounting oversight in their respective internal control areas. Such communication, including compliance with existing or revised policy, is expected to be delivered through employee training.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as related to the identification of the material weakness described above. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

Limitations on Effectiveness of Controls and Procedures

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “General Matters—Shareholder Proposals” contained in the 2024 Proxy Statement.

ITEM 11.    Executive Compensation.

The information required by this item is incorporated by reference from the information under the captions “Election of Directors—Director Compensation for Fiscal Year 2023”, “Compensation Discussion and Analysis” and “Executive Compensation” contained in the 2024 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information under the captions “Ownership of Securities—Security Ownership of Certain Beneficial Owners and Management” and “Ownership of Securities—Equity Compensation Plan Information” contained in the 2024 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption “Election of Directors—Governance of the Company” contained in the 2024 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the 2024 Proxy Statement.

PART IV.

ITEM 15.    Exhibit and Financial Statement Schedules.

(a)(1)    Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
Consolidated Balance Sheets as of September 30, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022
Notes to Consolidated Financial Statements

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

2.7
Purchase and Sale Agreement, dated as of November 1, 2022, by and between EMCORE Chicago Inertial Corporation and HSRE Fund VII Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022).

2.8
Asset Purchase Agreement, dated as of October 11, 2023, by and among EMCORE Corporation, Photonics Foundries, Inc. and Ortel LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 12, 2023).

3(i).1	Restated Certificate of Incorporation, dated April 4, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2008).
3(i).2
Certificate of Amendment to the Restated Certificate of Incorporation of EMCORE Corporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2012).

3(i).3
Certificate of Amendment to the Restated Certificate of Incorporation of EMCORE Corporation, dated September 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 18, 2014).

3(i).4
Certificate of Amendment to the Restated Certificate of Incorporation, dated March 19, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

3(i).5	Certificate of Amendment to the Restated Certificate of Incorporation, dated May 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2021).
3(i).6
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

3(i).7
Certificate of Designation of Series B Junior Participating Preferred Stock of EMCORE Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2023).

3(ii).1**	By-Laws of EMCORE Corporation, as amended through November 2, 2022.
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).
4.2**	Description of EMCORE Corporation Capital Stock.
4.3
Section 382 Tax Benefits Preservation Plan, dated as of September 28, 2023, by and between EMCORE Corporation and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2023).

10.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2023).
10.2
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by EMCORE Corporation and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.3†	Directors’ Compensation Policy (effective March 18, 2021) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021).
10.4†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.5†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2020).
10.6†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2014).

10.7†
Employment Agreement, dated August 7, 2019, by and between EMCORE Corporation and Tom Minichiello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2019).

10.8†
Separation and General Release Agreement, entered into as of January 3, 2023, by and between EMCORE Corporation and Albert Lu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2023).

10.9†**	Executive Severance and Change In Control Agreement, dated May 17, 2023, by and between EMCORE Corporation and Iain Black.
10.10†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.11†
Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, as amended and restated on December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2023).

10.12†
Form of Time-Based Restricted Stock Unit Award under the EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

10.13†
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

10.15†
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

10.17†
Form of Performance-Based Restricted Stock Unit Award (for executive officers) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.18†	EMCORE Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2022).
10.19†	EMCORE Corporation 2022 New Employee Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed on August 10, 2022).
10.20
Manufacturing Supply Agreement, dated as of August 9, 2021, by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2021).

10.21
Amendment to Manufacturing Supply Agreement, dated as of February 25, 2022, by and among EMCORE Corporation, Shenzhen Fastrain Technology Co., Ltd. and Hong Kong Fastrain Company Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2022).

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

10.24
First Amendment to Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of March 31, 2019, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.25
Second Amendment to Standard Industrial/Commercial Single-Tenant Lease – Net, dated as of November 1, 2021, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.26
Third Amendment to Industrial/Commercial Single-Tenant Lease–Net, dated as of November 10, 2022, by and between EMCORE Corporation and CHESTNUT2015 LLC (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on December 28, 2022).

10.27
Credit Agreement, dated as of August 9, 2022, among EMCORE Corporation, EMCORE Space & Navigation Corporation, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022).

10.28
First Amendment to Credit Agreement, dated as of October 25, 2022, among EMCORE Corporation, the Domestic Subsidiaries of the Company party thereto, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on December 28, 2022).

10.29^
Single-Tenant Triple Net Lease, dated as of December 13, 2022, by and between EMCORE Chicago Inertial Corporation and 8400 W 185TH STREET INVESTORS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2022).

10.30
Lease Guaranty, dated as of December 13, 2022, by and between EMCORE Chicago Inertial Corporation and 8400 W 185TH STREET INVESTORS, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2022).

10.31	Subsidiaries of the Company.

21.1**	Consent of KPMG LLP, independent registered public accounting firm.
23.1**	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
24.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	EMCORE Corporation Clawback Policy.
97**	Inline XBRL Instance Document.
101.INS**	Inline XBRL Taxonomy Extension Schema Document.
101.SCH**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DEF**	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.
104

________________________________________________
† Management contract or compensatory plan
^ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
** Filed herewith
*** Furnished herewith

ITEM 16.    Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 27, 2023	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 27, 2023	By:	/s/ Tom Minichiello
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 27, 2023.

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