Form 10-Q
period 2023-12-31
EMCORE CORP
filed 2024-02-12
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

As of February 2, 2024, the number of shares outstanding of no par value common stock totaled 77,320,280.

EMCORE CORPORATION
FORM 10-Q QUARTERLY REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our ability to continue as a going concern, the expected costs and benefits of our restructuring efforts, our ability to manage our liquidity, expected liquidity, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

•risks related to our ability to obtain capital;
•any disruptions to our operations as a result of our restructuring activities;
•costs and expenses incurred in connection with restructuring activities and anticipated operational costs savings arising from the restructuring actions;
•the effects of personnel losses;
•risks and uncertainties related to the sale of our cable TV, wireless, sensing and defense optoelectronics product lines, including without limitation (i) the failure to fully realize the anticipated benefits of such transaction, (ii) third party costs incurred by the Company related to any such transaction, (iii) risks associated with liabilities related to the transaction that were retained by the Company, and (iv) risks and uncertainties related to the transfer to the buyer of our manufacturing support and engineering center in China;
•risks related to the shutdown and any potential sale of our wafer fabrication facility and/or our Chips business, including without limitation the failure to successfully negotiate or execute definitive transaction agreements, termination of any definitive agreement prior to closing, the failure to achieve any anticipated proceeds from any such sale or to fully realize the anticipated benefits of such a transaction, even if the potential transaction occurs, diversion of management's time and attention from our remaining businesses to the sale of such businesses, third party costs incurred by the Company related to any such transaction, and risks associated with any liabilities related to any such assets or business that are retained by the Company in any sale transaction;
•our inability to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting;
•our inability to regain compliance with the minimum closing bid price requirement of the Nasdaq Stock Market within the applicable cure period;
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
•acquisition-related risks, including that (a) revenue and net operating results obtained from the Systron Donner Inertial, Inc. (“SDI”) business, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”), or the FOG and

Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) may not meet our expectations, (b) the costs and cash expenditures for integration of the S&N business operations or EMCORE Chicago may be higher than expected, (c) there could be losses and liabilities arising from the acquisition of SDI, S&N, or EMCORE Chicago that we will not be able to recover from any source, (d) we may not recognize the anticipated synergies from the acquisition of SDI, S&N, or EMCORE Chicago, and (e) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition, the S&N acquisition, and the EMCORE Chicago acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;
•risks and uncertainties related to manufacturing and production capacity;
•risks related to the conversion of order backlog into product revenue; and
•other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as such risk factors may be amended, supplemented, or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report. Forward-looking statements are based on certain assumptions and analysis made in light of experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent judgment on what the future may hold, and we believe these judgments are reasonable; these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We do not intend to update any forward-looking statements to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,679	$26,211
Restricted cash	495	495
Accounts receivable, net of credit loss of $299 and $356, respectively	16,922	15,575
Contract assets	7,293	8,402
Inventory	31,954	28,905
Prepaid expenses	4,088	4,612
Other current assets	513	922
Assets held for sale	3,871	7,264
Total current assets	85,815	92,386
Property, plant, and equipment, net	14,605	15,517
Operating lease right-of-use assets	20,857	21,564
Other intangible assets, net	11,751	12,245
Other non-current assets	2,159	2,201
Total assets	$135,187	$143,913
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,357	$9,683
Accrued expenses and other current liabilities	8,880	8,471
Contract liabilities	1,894	1,630
Financing payable	184	460
Loan payable - current	852	852
Operating lease liabilities - current	3,093	3,033
Liabilities held for sale	356	4,662
Total current liabilities	27,616	28,791
Line of credit	4,650	6,418
Loan payable - non-current	3,117	3,330
Operating lease liabilities - non-current	20,101	20,882
Asset retirement obligations	4,255	4,194
Other long-term liabilities	8	8
Total liabilities	59,747	63,623
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 84,209 shares issued and 77,302 shares outstanding as of December 31, 2023; 84,014 shares issued and 77,108 shares outstanding as of September 30, 2023	825,948	825,119
Treasury stock at cost; 6,906 shares as of December 31, 2023 and September 30, 2023	(47,721)	(47,721)
Accumulated other comprehensive income	350	350
Accumulated deficit	(703,137)	(697,458)
Total shareholders’ equity	75,440	80,290
Total liabilities and shareholders’ equity	$135,187	$143,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share data)	2023	2022
Revenue	$24,123	$19,979
Cost of revenue	18,035	15,600
Gross profit	6,088	4,379
Operating expense:
Selling, general, and administrative	6,609	9,289
Research and development	3,609	4,215
Severance	211	16
Gain on sale of assets	(31)	(1,171)
Total operating expense	10,398	12,349
Operating loss	(4,310)	(7,970)
Other expense:
Interest expense, net	(9)	(215)
Other (expense) income	(16)	107
Total other expense	(25)	(108)
Loss from continuing operations before income tax expense	(4,335)	(8,078)
Income tax expense from continuing operations	(28)	(94)
Net loss from continuing operations	$(4,363)	$(8,172)
Loss from discontinued operations	$(1,316)	$(3,521)
Net loss	$(5,679)	$(11,693)
Per share data:
Net loss on continuing operations per share, basic and diluted	$(0.05)	$(0.22)
Net loss on discontinued operations per share, basic and diluted	$(0.01)	$(0.09)
Net loss per share, basic and diluted	$(0.06)	$(0.31)
Weighted-average number of share outstanding, basic and diluted	88,987	37,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2023	2022
Shares of common stock
Balance, beginning of period	77,108	37,591
Stock-based compensation	194	277
Balance, end of period	77,302	37,868
Value of common stock
Balance, beginning of period	$825,119	$787,347
Stock-based compensation	848	1,734
Stock issuance costs	(18)	—
Tax withholding paid on behalf of employees for stock-based awards	(1)	(1)
Balance, end of period	825,948	789,080
Treasury stock, beginning and end of period	(47,721)	(47,721)
Accumulated other comprehensive income, beginning and end of period	350	441
Accumulated deficit
Balance, beginning of period	(697,458)	(622,099)
Net loss	(5,679)	(11,693)
Balance, end of period	(703,137)	(633,792)
Total shareholders’ equity	$75,440	$108,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(5,679)	$(11,693)
Less: Loss from discontinued operations, net of tax	(1,316)	(3,521)
Loss from continuing operations, net of tax	(4,363)	(8,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,457	2,034
Stock-based compensation expense	848	1,734
Provision adjustment related to credit loss	—	42
Provision adjustment related to product warranty	(71)	50
Gain on sale of assets	(31)	(1,171)
Other	—	(133)
Total non-cash adjustments	2,203	2,556
Changes in operating assets and liabilities:
Accounts receivable and contract assets, net	(238)	(83)
Inventory	(3,049)	(4,141)
Other assets	985	(3,506)
Accounts payable	2,887	(355)
Contract liabilities	(735)	2,566
Operating lease liabilities - current	(14)	(1,175)
Accrued expenses and other liabilities	479	120
Total change in operating assets and liabilities	315	(6,574)
Net cash used in operating activities - continuing operations	(1,845)	(12,190)
Net cash (used in) provided by operating activities - discontinued operations	(2,229)	3,557
Net cash used in operating activities	(4,074)	(8,633)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(214)	(818)
Proceeds from disposal of property, plant, and equipment	32	10,900
Proceeds from deposit on disposition of assets held for sale	1,000	—
Net cash provided by investing activities	818	10,082
Cash flows from financing activities:
Payments towards financing arrangement	(276)	—
Proceeds from borrowings from line of credit	—	393
Payments towards line of credit	(1,768)	(3,354)
Payments towards note payable	(213)	(213)
Payments of issuance costs related to sales of common stock	(18)	—
Taxes paid related to net share settlement of equity awards	(1)	(1)
Net cash used in financing activities	(2,276)	(3,175)
Effect of exchange rate changes provided by foreign currency	—	58
Net decrease in cash, cash equivalents, and restricted cash	(5,532)	(1,668)
Cash, cash equivalents, and restricted cash at beginning of period	26,706	25,619
Cash, cash equivalents, and restricted cash at end of period	$21,174	$23,951
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$274	$359
Cash paid during the period for income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(214)	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Description of Business

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), is a leading provider of sensors and navigation systems for the aerospace and defense market. Over the last five years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sale of our cable TV, wireless, sensing and defense optoelectronics business lines and the shutdown of our chips product line and indium phosphide wafer fabrication operations.

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

Our operations include wafer fabrication (lithium niobate and quartz), device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing. We have one reporting segment, Inertial Navigation, whose product technology categories include: (a) FOG, (b) QMEMS, and (c) RLG, in each case which serves the aerospace and defense market.

NOTE 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments, which are all normal recurring adjustments, that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2023 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors, and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced losses from our operations and used a significant amount of cash, amounting to a net loss of $5.7 million and net cash outflows from operations of $1.8 million for the three months ended December 31, 2023, and we expect to continue to incur losses and use cash in our operations in the near term. As a result of our recent cash outflows, we have taken actions to manage our liquidity and plan to continue to do so. As of December 31, 2023, our cash and cash equivalents totaled $21.2 million, including restricted cash of $0.5 million and we had $7.2 million available under our Credit Agreement (as defined in Note 10 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements).

We are evaluating the sufficiency of our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under our Credit Agreement, together with additional actions we could take including further expense reductions and/or potentially raising capital through additional debt or equity issuances, or from the potential monetization of certain assets. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our previously announced restructuring program, or raising additional funds if we elect to do so, and as a result substantial doubt about our ability to continue as a going concern exists.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable, inventories, long-lived assets, product warranty liabilities, legal contingencies, income taxes, asset retirement obligations, and pension obligation, as well as the evaluation associated with the Company's assessment of its ability to continue as a going concern.

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

NOTE 3.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	December 31, 2023	September 30, 2023
Cash	$6,456	$4,332
Cash equivalents	14,223	21,879
Restricted cash	495	495
Total cash, cash equivalents, and restricted cash	$21,174	$26,706

NOTE 4.    Assets and Liabilities Held for Sale and Discontinued Operations

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

In October 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among the Company, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC, a Delaware limited liability company and wholly owned subsidiary of PF (the “Buyer”), pursuant to which (i) the Company agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to the Company’s cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to the Company of patents being sold to the Buyer (the “Transaction”). The Transaction excluded the Company’s chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses.

The signing and closing of the Transaction occurred simultaneously, except with respect to the assets of the Company located in China. In November 2023, the Company transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of the Company’s subsidiaries in China.

In connection with the Transaction, the parties entered a transition services agreement pursuant to which the Company is providing certain migration and transition services to facilitate an orderly transaction of the operation of the Businesses to the Buyer in the 12-month period following consummation of the Transaction, and the Company and the Buyer entered into a sublease pursuant to which the Company is subleasing to the Buyer one of the Company’s buildings (occupying approximately

12,500 square feet) at its Alhambra, California facility for the 12-month period immediately following the closing of the Transaction without payment of rent. With respect to the Buyer’s assumption of our manufacturing agreement with our electronics manufacturing services (“EMS”) provider for our cable TV products, the Company (i) made a payment to the EMS provider in the amount of approximately $0.4 million immediately prior to the closing of the transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the manufacturing agreement and assigned to PF and the Buyer in the Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.3 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, the Company will have the right to require the Buyer to reassign to the Company all intellectual property assigned to the Buyer in the Transaction and the Company will have the right to recover damages from PF and the Buyer.

In October 2023, the Company entered into a non-binding letter of intent with a buyer to sell substantially all of the assets and liabilities related to the Company’s chips business line, including assets related to the Company’s indium phosphide wafer fabrication operations and subsequently collected a $1.0 million deposit.

As of December 31, 2023, the chip business was disclosed as held for sale in the condensed consolidated balance sheet. As of September 30, 2023, the Broadband business segment and defense optoelectronics business lines were disclosed as held for sale in the consolidated balance sheet.

The following table presents key components of assets and liabilities that were classified as held for sale on the condensed consolidated balance sheets:

(in thousands)	December 31, 2023	September 30, 2023
Cash	$—	$81
Accounts receivable, net of credit loss of $0	—	974
Inventory, net	2,528	10,063
Other current assets	—	1,154
Property, plant, and equipment, net	2,988	4,131
Operating lease right-of-use assets	—	56
Total assets	5,516	16,459
Remeasurement of assets	1,645	9,195
Assets held for sale	3,871	7,264
Accounts payable	195	1,854
Accrued expenses and other current liabilities	161	1,697
Operating lease liabilities - current	—	22
Operating lease liabilities - non-current	—	36
Other comprehensive income	—	1,053
Total liabilities	$356	$4,662

For the three months ended December 31, 2023 and 2022, the results of the Chips business were disclosed as discontinued operations in the condensed consolidated statements of operations. For the three months ended December 31, 2022, the Broadband business segment and defense optoelectronics business lines were disclosed as discontinued operations.

As of the quarter ended December 31, 2023, the Company's expected loss on the remeasurement of assets of the discontinued business line to fair value was $1.6 million. The selling costs were approximately $0.2 million.

The following table presents key components of net loss that were classified as discontinued operations on the condensed consolidated statements of operations:

	Three Months Ended December 31,
(in thousands)	2023	2022
Revenue	$216	$4,975
Cost of Revenue	(1,282)	(6,294)
Gross Profit	(1,066)	(1,319)
Selling, general, and administrative	250	655
Research and development	—	1,136
Severance	—	459
Other income	—	(48)
Loss from discontinued operations	$(1,316)	$(3,521)

NOTE 5.    Inventory

The components of inventory consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023
Raw materials	$15,584	$14,503
Work in-process	10,412	9,766
Finished goods	5,958	4,636
Inventory	$31,954	$28,905

NOTE 6.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023
Equipment	$31,701	$31,658
Furniture and fixtures	1,576	1,576
Computer hardware and software	3,220	3,220
Leasehold improvements	9,442	9,442
Construction in progress	2,434	2,508
Property, plant, and equipment, gross	48,373	48,404
Accumulated depreciation	(33,768)	(32,887)
Property, plant, and equipment, net	$14,605	$15,517

Depreciation expense totaled $0.9 million and $0.7 million during the three months ended December 31, 2023 and 2022, respectively. During the three months ended December 31, 2023, we sold certain equipment and incurred a gain on sale of assets of $31 thousand. During the three months ended December 31, 2022, the Company consummated the sale of the real property interests in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC, resulting in a gain on sale of assets of $1.2 million.

As of December 31, 2023 and September 30, 2023, all of our long-lived assets were located in the United States.

NOTE 7.    Intangible Assets

Intangible assets arose from the acquisition of SDI in fiscal year 2019 and the acquisitions of S&N and EMCORE Chicago in fiscal year 2022. Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of: (a) 7.0 years for patents, (b) 8.0 years for customer relationships, and (c) 2.0-8.0 years for technology. Trademarks are indefinite-lived.

The following table summarizes changes in intangible assets, net:

(in thousands)	December 31, 2023	September 30, 2023
Balance at beginning of period	$12,245	$14,790
Changes from acquisition	—	1,470
Write off due to impairment	—	(2,125)
Amortization	(494)	(1,890)
Balance at end of period	$11,751	$12,245

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	December 31, 2023
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.3	$16,901	$(9,874)	$7,027
Customer relationships	6.6	4,690	(821)	3,869
Definite-lived intangible assets total		$21,591	$(10,695)	$10,896

As of December 31, 2023, the value of trademarks was approximately $0.9 million.

	September 30, 2023
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.5	$16,901	$(9,527)	$7,374
Customer relationships	6.9	4,690	(674)	4,016
Definite-lived intangible assets total		$21,591	$(10,201)	$11,390

As of September 30, 2023, the value of trademarks was approximately $0.9 million.

Estimated future amortization expense for intangible assets recorded by the Company as of December 31, 2023 is as follows:

(in thousands)	Amount
2024	$1,462
2025	1,930
2026	1,527
2027	1,504
2028	1,491
Thereafter	2,982
Total amortization expense	$10,896

NOTE 8.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three months ended December 31, 2023 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2024.

The components of net periodic pension cost are as follows:

(in thousands)	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Service cost	$26	$26
Interest cost	92	93
Expected return on plan assets	(76)	(84)
Net periodic pension cost	$42	$35
The service cost component of total pension expense is included as a component of cost of revenue on the condensed consolidated statements of operations for the three months ended December 31, 2023 and 2022. The interest cost and expected return on plan assets’ components of total pension expense are included as components of other expense on the condensed consolidated statements of operations for the three months ended December 31, 2023 and 2022.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of December 31, 2023 and September 30, 2023. As of December 31, 2023, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability-driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for the three months ended December 31, 2023 and 2022, was $0.3 million and $0.2 million, respectively.

NOTE 9.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023
Compensation	$6,504	$5,980
Warranty	826	864
Commissions	308	468
Legal expenses and Board of Director fees	159	262
Auditor fees	365	163
Consulting	72	68
Other	646	666
Accrued expenses and other current liabilities	$8,880	$8,471

The changes in product warranty accruals consisted of the following:

(in thousands)	December 31, 2023	September 30, 2023
Balance at beginning of period	$864	$911
Provision for product warranty expense	33	120
Adjustments and utilization of warranty accrual	(71)	(167)
Balance at end of period	$826	$864

NOTE 10.    Credit Agreement

Wingspire Credit Agreement

On August 9, 2022, EMCORE and EMCORE Space & Navigation Corporation, our wholly-owned subsidiary, entered into that certain Credit Agreement with the lenders party thereto and Wingspire Capital LLC (“Wingspire”), as administrative agent for the lenders, as amended pursuant to that First Amendment to Credit Agreement dated as of October 25, 2022, among EMCORE and EMCORE Space & Navigation Corporation, EMCORE Chicago Inertial Corporation, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provides for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of approximately $6.0 million.

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

As of December 31, 2023, an aggregate principal amount of $4.7 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.0 million was outstanding pursuant to the term loan facility and we were in compliance with all covenants. As of September 30, 2023, an aggregate principal amount of $6.4 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.2 million was outstanding pursuant to the term loan facility. Also, as of December 31, 2023, the revolving credit facility had approximately $7.2 million available for borrowing. Provided that no event of default has occurred, and subject to availability limitations, loans under the revolving credit facility can continue to be drawn/redrawn/outstanding until expiration in 2025.

Our future term loan repayments as of December 31, 2023 are as follows:

(in thousands)	Amount
Remainder of fiscal 2024	$639
2025	852
2026	2,478
Total loan payments	$3,969

NOTE 11.    Income and Other Taxes

During the three months ended December 31, 2023 and 2022, the Company recorded an income tax expense of $28 thousand and $94 thousand, respectively, composed primarily of state tax expense and tax expense generated from the tax amortization on acquired indefinitely lived assets. For the three months ended December 31, 2023 and 2022, the effective tax rate on continuing operations was 0.6% and 0.8%, respectively.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2023 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of December 31, 2023, except for the tax amortization of indefinitely lived goodwill, which cannot be utilized to reduce deferred tax assets. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more-likely-than-not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of December 31, 2023 and September 30, 2023, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three months ended December 31, 2023 and 2022, there were no material increases or decreases in unrecognized tax benefits.

NOTE 12.    Commitments and Contingencies

Indemnifications

We have agreed to indemnify certain customers against claims of infringement of intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these customer indemnification obligations. We enter into indemnification agreements with each of our directors and executive officers pursuant to which we agree to indemnify them for certain potential expenses and liabilities arising from their status as a director or executive officer of the Company. We maintain directors and executive officers’ insurance, which covers certain liabilities relating to our obligation to indemnify our directors and executive officers in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular claim.

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

In April 2023, the Company and Resilience entered into a Settlement and Release Agreement (the “Resilience Settlement Agreement”). The material financial terms of the Resilience Settlement Agreement required (i) a payment of $500,000 by the Company to Resilience, which payment was made by the Company during the three months ended June 30, 2023, (ii) an appraisal of the Concord Real Property as of January 2, 2020, which resulted in a further payment obligation by us in an amount equal to approximately $1.3 million, which payment was made by us during the three months ending December 31, 2023, and (iii) a mutual release of all claims, including claims arising under the SDI Purchase Agreement, and a dismissal of the litigation by all parties.

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

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In December 2023, our Board of Directors approved an amendment to the 2019 Plan, which, subject to shareholder approval at our 2024 annual meeting of shareholders, would increase the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 7.89 million shares.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended December 31,
(in thousands)	2023	2022
RSUs	$519	$915
PSUs	245	693
Outside director equity awards and fees in common stock	84	126
Total stock-based compensation expense	$848	$1,734

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$329	$387
Selling, general, and administrative	375	1,075
Research and development	144	272
Total stock-based compensation expense	$848	$1,734

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
(in thousands, except per share data)	2023	2022
Numerator
Net loss from continuing operations	$(4,363)	$(8,172)
Loss from discontinued operations	$(1,316)	$(3,521)
Net loss	$(5,679)	$(11,693)
Denominator
Weighted average number of shares outstanding - basic	88,987	37,557
Effect of dilutive securities
Stock options	—	—
PSUs, RSUs, and restricted stock	—	—
Weighted average number of shares outstanding - diluted	88,987	37,557
Net loss from continuing operations per share, basic and diluted	$(0.05)	$(0.22)
Loss from discontinued operations per share, basic and diluted	$(0.01)	$(0.09)
Net loss per share, basic and diluted	$(0.06)	$(0.31)
Weighted average antidilutive options, unvested RSUs and RSAs, and unvested PSUs excluded from the computation	3,745	2,807

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. The weighted-average number of common stock outstanding includes the 11,900,000 pre-funded warrants discussed below in “Public Offerings”. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units (“RSUs”), performance stock units (“PSUs”), and stock options as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the three months ended December 31, 2023 and 2022 due to the Company incurring a net loss for such period.

Public Offerings

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

Future Issuances

Common stock reserved for future issuances as of December 31, 2023 was as follows:

Amount
Exercise of outstanding stock options	7,704
Unvested RSUs	3,758,881
Unvested PSUs (at 100% maximum payout)	1,574,668
Issuance of stock-based awards under the Equity Plans	416,612
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,846,606

NOTE 14.    Reportable Segment and Revenue Information

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

Timing of Revenue

Revenue is classified by timing of recognition as presented below:

	Three Months Ended December 31,
(in thousands)	2023	2022
Trade revenue (recognized at a point in time)	$17,373	$14,434
Contract revenue (recognized over time)	6,750	5,545
Total revenue	$24,123	$19,979

Geographical Concentration

Revenue is classified by geographic area based on our customers’ billing addresses as presented below:

	Three Months Ended December 31,
(in thousands)	2023	2022
United States and Canada	$16,393	$16,042
Asia	2,979	1,153
Europe	3,432	2,160
Other	1,319	624
Total revenue	$24,123	$19,979

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from two significant customers represented an aggregate of 30% and 35% of our consolidated revenue for the three months ended December 31, 2023 and 2022, respectively.

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

Business Overview

EMCORE Corporation is a leading provider of sensors and navigation systems for the aerospace and defense market. We leverage industry-leading Photonic Integrated Chip (PIC), Quartz MEMS, and Lithium Niobate chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last five years, we have expanded our scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sale of our cable TV, wireless, sensing and defense optoelectronics business lines and the shutdown of our chips product line and indium phosphide wafer fabrication operations.

We have fully vertically-integrated manufacturing capability at our headquarters in Alhambra, CA, and at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro
Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Alhambra, CA Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include wafer fabrication (lithium niobate and quartz), device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing. We have one reporting segment, Inertial Navigation, whose product technology categories include: (a) FOG, (b) QMEMS, and (c) RLG, in each case which serves the aerospace and defense market.

Recent Developments

Divestiture to Photonics Foundries

On October 11, 2023, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among us, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC, a Delaware limited liability company and wholly-owned subsidiary of PF (the “Buyer”), pursuant to which (i) we agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to our cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to us of the patents being sold to the Buyer (the “Divestiture Transaction”). The Divestiture Transaction excludes our chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses. The signing and closing of the Divestiture Transaction occurred simultaneously, except with respect to our assets located in China. On November 30, 2023, we transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of our subsidiaries in China.

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

August 2023 Equity Offering

In August 2023, we closed our offering of 22,600,000 shares of our common stock at a price of $0.50 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 11,900,000 shares of our common stock at a price of $0.49999999 for each Pre-Funded Warrant (which represents the per share public offering price for our common stock in such offering less the $0.00000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter.

Restructuring

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the Divestiture Transaction and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, and consummated the Divestiture Transaction during the three months ended December 31, 2023. As a result of this restructuring and the Divestiture Transaction, we (i) have eliminated approximately 70 positions in the U.S. (primarily in Alhambra, California) and approximately 30 positions in China, collectively representing approximately 22% of our total workforce, (ii) expect to consolidate facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra) and relocate personnel in Concord, California to the operations area from the adjacent office building, and (iii) have transferred our manufacturing support and engineering center in China pursuant to the Divestiture Transaction, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. One-time employee severance and termination costs related to the restructuring of approximately $2.3 million were incurred in, and are presented in the loss from discontinued operations for the fiscal year ended September 30, 2023. Additional one-time employee severance and termination costs related to the restructuring of approximately $0.2 million were incurred in, and are presented in the loss from discontinued operations for, the three months ended December 31, 2023. We anticipate that cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

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

Acquisition of KVH Industries, Inc. FOG and Inertial Navigation Systems Business

On August 9, 2022, we completed the acquisition of EMCORE Chicago from KVH pursuant to that certain Asset Purchase Agreement entered into as of August 9, 2022 by and among the Company, Delta Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, and KVH, pursuant to which we acquired substantially all of KVH’s assets and liabilities primarily related to its FOG and Inertial Navigation Systems business, including property interests in the Tinley Park Facility for aggregate consideration of approximately $55.0 million, exclusive of transaction costs and expenses and subject to certain post-closing working capital adjustments.

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

As of December 31, 2023, an aggregate principal amount of $4.7 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.0 million was outstanding pursuant to the term loan facility.

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

Results of Operations - Continuing Operations

	Three Months Ended December 31,
(in thousands, except percentages)	2023	2022	Change
Revenue	$24,123	$19,979	$4,144	20.7%
Cost of revenue	18,035	15,600	2,435	15.6
Gross profit	6,088	4,379	1,709	39.0
Operating expense:
Selling, general, and administrative	6,609	9,289	(2,680)	(28.9)
Research and development	3,609	4,215	(606)	(14.4)
Severance	211	16	195	1,218.8
Gain on sale of assets	(31)	(1,171)	1,140	97.4
Total operating expense	10,398	12,349	(1,951)	(15.8)
Operating loss	$(4,310)	$(7,970)	$3,660	45.9%

Revenue

For the three months ended December 31, 2023, revenue increased by $4.1 million or 20.7% compared to the same period in the prior year, primarily driven by an increase of $5.1 million of combined Fiber Optic Gyroscope and QMEMS revenue compared to the same period in the prior year, offset by $0.9 million of forecasted sales related to a FOG development program for which the corresponding revenue was not recognized during the three months ended December 31, 2023.

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

For the three months ended December 31, 2023, gross profit increased by $1.7 million or 39.0% and gross margin increased from 21.9% to 25.2% compared to the same period in the prior year, driven by improvement on sales volume flow-through, reduction in direct material inflation and variable costs, plus execution on production efficiencies and reduction in inventory adjustments, offset by unfavorable margin flow-through on increased sales volume and unfavorable commercial mix.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal, and human resources support functions.

For the three months ended December 31, 2023, SG&A decreased by $2.7 million or 28.9% compared to the same period in the prior year primarily driven by compensation expense reduction as a result of headcount reductions described above in “Recent Developments” as well as a significant cost reduction from a reduced usage of outsourced services and professional and consulting fees.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to our future growth.

For the three months ended December 31, 2023, R&D expense decreased by $0.6 million or 14.4% compared to the same period in the prior year primarily driven by the headcount reductions described above in “Recent Developments” which delivered compensation cost savings supported by discretionary cost management savings and a modest increase in costs directly correlated to contract revenue transferred from R&D into Cost of Revenue.

Severance

For the three months ended December 31, 2023, severance totaled approximately $0.2 million associated with headcount reductions, primarily at our Alhambra, CA facility.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Inertial Navigation business. As a result of our recent cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. As of December 31, 2023, our cash and cash equivalents totaled $21.2 million, including restricted cash of $0.5 million, and net working capital, including assets and liabilities held for sale, totaled $58.2 million. Net working capital, including assets and liabilities held for sale, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

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
•In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing, and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation segment, and concluded that these discontinued businesses are non-strategic, currently unsustainable, and cannot be restructured in a way that will allow us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon a non-binding letter of intent that had been executed in connection with the ultimate Divestiture Transaction and in consideration of ongoing negotiations for the sale of the chips business. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023 and consummated the Divestiture Transaction during the three months ended December 31, 2023. As a result of this restructuring and the Divestiture Transaction, we have eliminated approximately 70 positions in the U.S. (primarily in Alhambra, California) and approximately 30 positions in China, collectively representing approximately 22% of our total workforce, and have consolidated facility space by reducing the space used at our Alhambra campus from five to two buildings (including closure of our indium phosphide wafer fabrication facility in Alhambra), plan to relocate personnel in Concord, California to the operations area from the adjacent office building, and sold our manufacturing support and engineering center in China, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. One-time employee severance and termination costs related to the restructuring of approximately $2.3 million was recognized in the loss from discontinued operations in the fiscal year ended September 30, 2023 Additional one-time employee severance and termination costs related to the restructuring of approximately $0.2 million were incurred in, and are presented in the loss from discontinued operations for, the three months ended December 31, 2023. We anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with the restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.
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
•In August 2022, we entered into the Credit Agreement with Wingspire that provides us with (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000. As of December 31, 2023, an aggregate principal amount of $4.7 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.0 million was outstanding pursuant to the term loan facility, and an additional $7.2 million was available for borrowing. See Note 10 - Credit Agreement in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under the Credit Agreement, together with additional actions we may take to further reduce our expenses and/or additional funds we may receive if we elect to raise capital through additional debt or equity issuances or from our efforts to monetize certain assets, are anticipated to provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of these condensed consolidated financial statements. As a result, these condensed consolidated financial statements have been prepared on a going concern basis. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

The Credit Agreement subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The agreements also subject us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the Credit Agreement contains a cash dominion provision, requiring us to maintain a minimum amount of liquidity. As of December 31, 2023, this minimum amount of liquidity that we needed to maintain was $12.5 million. If we fall below this minimum amount of liquidity for a period of three consecutive days, or if there occurs an event of default under the Credit Agreement, then our lender can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If we trigger the cash dominion provision or if an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

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

Cash Flow

	Three Months Ended December 31,
(in thousands, except percentages)	2023	2022	Change
Net cash used in operating activities - continuing operations	$(1,845)	$(12,190)	$10,345	84.9%
Net cash provided by investing activities	$818	$10,082	$(9,264)	(91.9)%
Net cash used in financing activities	$(2,276)	$(3,175)	$899	28.3%

For the three months ended December 31, 2023, our operating activities used cash primarily due to our net loss.

For the three months ended December 31, 2023, our investing activities provided cash primarily from a deposit on our assets held for sale.

For the three months ended December 31, 2023, our financing activities used cash primarily for payments to our borrowing facility.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2023 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 that have or are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of our critical accounting policies and estimates.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based upon this evaluation, has concluded that our disclosure controls and procedures contained a material weakness in internal control over financial reporting which was identified by the Company during our year-end internal control procedures. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2023, the Company determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in the Company’s failure to design and implement effective controls over such transactions.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as related to the remediation of the material weakness as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. See the description of the material weakness in internal controls over financial reporting outlined in “Evaluation of Disclosure Controls and Procedures” above.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2023, which could materially affect our business, financial condition, or future results. We do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The risks described in our Annual Report on Form 10‑K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of the Company.

ITEM 6. Exhibits

2.1
Sale Agreement, dated as of February 14, 2022 by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022).

2.2
First Amendment to Sale Agreement, dated as of March 1, 2022 by and among EMCORE Corporation, Ringo Acquisition Sub, Inc., and L3Harris Technologies, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 2, 2022).

2.3
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

2.6
Purchase and Sale Agreement, dated as of November 1, 2022, by and between EMCORE Chicago Inertial Corporation and HSRE Fund VII Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2022).

2.7
Asset Purchase Agreement, dated as of October 11, 2023, by and among EMCORE Corporation, Photonics Foundries, Inc. and Ortel LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 12, 2023).

3.1	EMCORE Amended and Restated Bylaws, as amended through January 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on form 8-K filed on January 11, 2024).
10.1
Cooperation Agreement, dated as of January 10, 2024, by and among EMCORE Corporation and Bradley L. Radoff and certain of his affiliates (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2024).

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

EMCORE CORPORATION

Date:	February 12, 2024	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 12, 2024	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)