Form 10-Q
period 2024-03-31
EMCORE CORP
filed 2024-05-14
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 001-36632
EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2746503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Clark Drive, Budd Lake, NJ, 07828
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

As of May 6, 2024, the number of shares outstanding of no par value common stock totaled 8,267,169.

EMCORE CORPORATION
FORM 10-Q QUARTERLY REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our ability to continue as a going concern, the anticipated impact of the Chips Transaction and the Forbearance Agreement (each term as defined below), the expected costs and benefits of our restructuring efforts, our ability to manage our liquidity, expected liquidity and sufficiency of available cash, including expected runway, sources and use of cash, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

•risks related to our ability to obtain capital and continue as a going concern;
•risks and uncertainties related to the sale of our chips business and Alhambra indium phosphide wafer fabrication assets (the “Chips Transaction”), including without limitation the failure to achieve or fully realize the anticipated benefits of the Chips Transaction, third party costs incurred by the Company related to the Chips Transaction, and risks associated with any liabilities, assets or businesses retained by the Company in the Chips Transaction;
•any disruptions to our operations as a result of the Chips Transaction and/or our restructuring activities;
•risks related to our compliance with the terms of that certain Forbearance Agreement, dated as of April 29, 2024 (the “Forbearance Agreement”) entered into by and among the Company, the domestic subsidiaries of the Company and HCP-FVU, LLC as the administrative agent (in such capacity, the “Successor Agent”) for HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively “Hale” or “New Lenders”), including potential consequences of failure to comply and third party costs incurred by the Company related to the Forbearance Agreement;
•risks related to costs and expenses incurred in connection with restructuring activities and anticipated operational costs savings arising from the restructuring actions;
•risks related to the loss of personnel, including changes in management;
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
•risks related to the conversion of order backlog into product revenue and the timing thereof; and
•other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as such risk factors may be amended, supplemented, or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$11,495	$26,211
Restricted cash	495	495
Accounts receivable, net of allowances for credit losses of $299 and $356, respectively	13,901	15,575
Contract assets	8,097	8,402
Inventory	32,124	28,905
Prepaid expenses	3,721	4,612
Other current assets	397	922
Assets held for sale	3,552	7,264
Total current assets	73,782	92,386
Property, plant, and equipment, net	13,717	15,517
Operating lease right-of-use assets	20,051	21,564
Other intangible assets, net	11,258	12,245
Other non-current assets	2,189	2,201
Total assets	$120,997	$143,913
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,591	$9,683
Accrued expenses and other current liabilities	7,637	8,471
Contract liabilities	2,278	1,630
Financing payable	—	460
Loan payable - current	852	852
Operating lease liabilities - current	3,148	3,033
Liabilities held for sale	37	4,662
Total current liabilities	22,543	28,791
Line of credit	4,582	6,418
Loan payable - non-current	2,904	3,330
Operating lease liabilities - non-current	19,309	20,882
Asset retirement obligations	4,316	4,194
Other long-term liabilities	8	8
Total liabilities	53,662	63,623
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 8,895 shares issued and 8,204 shares outstanding as of March 31, 2024; 8,401 shares issued and 7,711 shares outstanding as of September 30, 2023	826,338	825,119
Treasury stock at cost; 691 shares as of March 31, 2024 and September 30, 2023	(47,721)	(47,721)
Accumulated other comprehensive income	350	350
Accumulated deficit	(711,632)	(697,458)
Total shareholders’ equity	67,335	80,290
Total liabilities and shareholders’ equity	$120,997	$143,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$19,634	$24,250	$43,757	$44,229
Cost of revenue	16,387	19,389	34,422	34,989
Gross profit	3,247	4,861	9,335	9,240
Operating expense:
Selling, general, and administrative	6,037	9,089	12,646	18,378
Research and development	3,726	4,882	7,335	9,097
Severance	1,019	—	1,230	16
Impairment	88	—	88	—
Loss (gain) on sale of assets	—	24	(31)	(1,147)
Total operating expense	10,870	13,995	21,268	26,344
Operating loss	(7,623)	(9,134)	(11,933)	(17,104)
Other expense:
Interest expense, net	(67)	(195)	(76)	(410)
Other income (expense)	1	17	(15)	124
Total other expense	(66)	(178)	(91)	(286)
Loss from continuing operations before income tax expense	(7,689)	(9,312)	(12,024)	(17,390)
Income tax expense from continuing operations	(86)	(54)	(114)	(148)
Net loss from continuing operations	$(7,775)	$(9,366)	$(12,138)	$(17,538)
Loss from discontinued operations	$(720)	$(2,862)	$(2,036)	$(6,383)
Net loss	$(8,495)	$(12,228)	$(14,174)	$(23,921)
Per share data:
Net loss on continuing operations per share, basic and diluted	$(0.87)	$(2.07)	$(1.36)	$(4.24)
Net loss on discontinued operations per share, basic and diluted	$(0.08)	$(0.63)	$(0.23)	$(1.54)
Net loss per share, basic and diluted	$(0.95)	$(2.70)	$(1.59)	$(5.78)
Weighted-average number of share outstanding, basic and diluted reflective of reverse stock split effective April 1, 2024 (Note 13)	8,924	4,524	8,911	4,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Shares of common stock
Balance, beginning of period	7,730	3,787	7,711	3,759
Stock-based compensation	474	56	493	84
Sale of common stock	—	1,545	—	1,545
Balance, end of period	8,204	5,388	8,204	5,388
Value of common stock
Balance, beginning of period	$825,948	$789,080	$825,119	$787,347
Stock-based compensation	413	1,535	1,261	3,269
Stock issuance costs	—	—	(18)	—
Tax withholding paid on behalf of employees for stock-based awards	(23)	(143)	(24)	(144)
Sale of common stock	—	15,628	—	15,628
Balance, end of period	826,338	806,100	826,338	806,100
Treasury stock, beginning and end of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated other comprehensive income, beginning and end of period
Balance, beginning of period	350	1,254	350	1,301
Pension adjustment	—	(8)	—	(55)
Balance, end of period	350	1,246	350	1,246
Accumulated deficit
Balance, beginning of period	(703,137)	(633,792)	(697,458)	(622,099)
Net loss	(8,495)	(12,228)	(14,174)	(23,921)
Balance, end of period	(711,632)	(646,020)	(711,632)	(646,020)
Total shareholders’ equity	$67,335	$113,605	$67,335	$113,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(14,174)	$(23,921)
Less: Loss from discontinued operations, net of tax	(2,036)	(6,383)
Loss from continuing operations, net of tax	(12,138)	(17,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,167	3,817
Stock-based compensation expense	1,261	3,269
Provision adjustment related to credit loss	—	184
Provision adjustment related to product warranty	(221)	83
Gain on sale of assets	(31)	(1,147)
Impairment charge	(88)	—
Other	—	(159)
Total non-cash adjustments	4,088	6,047
Changes in operating assets and liabilities:
Accounts receivable and contract assets, net	1,978	(2,387)
Inventory	(3,219)	(3,152)
Other assets	1,438	(8,850)
Accounts payable	(1,068)	2,148
Contract liabilities	(351)	(744)
Operating lease liabilities - current	142	(1,024)
Accrued expenses and other liabilities	(612)	433
Total change in operating assets and liabilities	(1,692)	(13,576)
Net cash used in operating activities - continuing operations	(9,742)	(25,067)
Net cash (used in) provided by operating activities - discontinued operations	(2,949)	2,278
Net cash used in operating activities	(12,691)	(22,789)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(292)	(1,531)
Proceeds from disposal of property, plant, and equipment	31	10,915
Proceeds from deposit on disposition of assets held for sale	1,000	—
Acquisition of assets, net of cash	—	96
Net cash provided by investing activities	739	9,480
Cash flows from financing activities:
Payments towards financing arrangement	(460)	—
Proceeds from borrowings from line of credit	—	392
Payments towards line of credit	(1,836)	(3,438)
Payments towards note payable	(426)	(426)
Payments of issuance costs related to sales of common stock	(18)	—
Taxes paid related to net share settlement of equity awards	(24)	(144)
Proceeds from sale of common stock	—	15,628
Net cash (used in) provided by financing activities	(2,764)	12,012
Effect of exchange rate changes provided by foreign currency	—	138
Net decrease in cash, cash equivalents, and restricted cash	(14,716)	(1,159)
Cash, cash equivalents, and restricted cash at beginning of period	26,706	25,619
Cash, cash equivalents, and restricted cash at end of period	$11,990	$24,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$223	$639
Cash paid during the period for income taxes	$3	$64
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(25)	$(373)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Description of Business

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), is a leading provider of sensors and navigation systems for the aerospace and defense market. Over the last five years, we have expanded our scale and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”) in April 2022, and the FOG and Inertial Navigation Systems business of KVH Industries, Inc. (“EMCORE Chicago”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sales of (i) our cable TV, wireless, sensing and defense optoelectronics business lines and (ii) our chips business line and indium phosphide wafer fabrication operations.

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”) and Alhambra, CA. These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Alhambra, CA, Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

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

We have recently experienced losses from our operations and used a significant amount of cash, amounting to a net loss of $8.5 million and $14.2 million for the three and six months ended March 31, 2024, respectively, and net cash outflows from continuing operations of $9.7 million for the six months ended March 31, 2024. We expect to continue to incur losses and use cash in our operations in the near term. As a result of our recent cash outflows, we have taken actions to manage our liquidity and plan to continue to do so. As of March 31, 2024, our cash and cash equivalents totaled $12.0 million, including restricted cash of $0.5 million.

We are evaluating the sufficiency of our existing balances of cash and cash equivalents and cash flows from operations, together with additional actions we could take including further expense reductions and/or potentially raising capital through additional debt or equity issuances, or from the potential monetization of certain assets. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our previously announced restructuring program, or raising additional funds if we elect to do so, and as a result substantial doubt about our ability to continue as a going concern exists.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable, inventories, long-lived assets, product warranty liabilities, legal contingencies, bonus accruals, income taxes, asset retirement obligations, and pension obligation, as well as the evaluation associated with the Company's assessment of its ability to continue as a going concern.

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

NOTE 3.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	March 31, 2024	September 30, 2023
Cash	$3,166	$4,332
Cash equivalents	8,329	21,879
Restricted cash	495	495
Total cash, cash equivalents, and restricted cash	$11,990	$26,706

NOTE 4.    Assets and Liabilities Held for Sale and Discontinued Operations

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent to sell our Broadband business segment (other than our chips business line) and our defense optoelectronics product line and (ii) in consideration of ongoing negotiations for the sale of the chips business line.

In October 2023, the Company entered into an Asset Purchase Agreement, by and among the Company, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC, a Delaware limited liability company and wholly owned subsidiary of PF (the “Buyer”), pursuant to which (i) the Company agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to the Company’s cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to the Company of patents being sold to the Buyer (the “Transaction”). The Transaction excluded the Company’s chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses.

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

On April 30 2024, the Company entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”), with HieFo Corporation, a Delaware corporation (“HieFo”), pursuant to which the Company agreed to transfer to HieFo substantially all of the assets primarily related to the Company’s discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation the Company’s indium phosphide wafer fabrication equipment (the “Chips Transaction”), in consideration for a purchase price equal to $2.92 million in cash and assumption by HieFo of certain assumed liabilities, $1 million of which was received by the Company in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.92 million of which was received by the Company upon closing of the Chips Transaction. The signing and closing of the Chips Transaction occurred simultaneously.

In connection with the Chips Transaction, the parties entered a transition services agreement pursuant to which the Company will provide certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to the Company for such services as agreed between the Company and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and the Company and HieFo entered into a sublease pursuant to which the Company will sublease to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at the Company’s Alhambra, California facility through the remaining term of the Company’s lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to the Company beginning on July 1, 2024.

As of March 31, 2024, the chips business line was disclosed as held for sale in the condensed consolidated balance sheet. As of September 30, 2023, the Broadband business segment and defense optoelectronics business line were disclosed as held for sale in the consolidated balance sheet.

The following table presents key components of assets and liabilities that were classified as held for sale on the condensed consolidated balance sheets:

(in thousands)	March 31, 2024	September 30, 2023
Cash	$—	$81
Accounts receivable, net of credit loss of $0	—	974
Inventory, net	3,098	10,063
Other current assets	—	1,154
Property, plant, and equipment, net	2,988	4,131
Operating lease right-of-use assets	—	56
Total assets	6,086	16,459
Remeasurement of assets	2,534	9,195
Assets held for sale	$3,552	$7,264
Accounts payable	$37	$1,854
Accrued expenses and other current liabilities	—	1,697
Operating lease liabilities - current	—	22
Operating lease liabilities - non-current	—	36
Other comprehensive income	—	1,053
Total liabilities	37	4,662
Liabilities held for sale	$37	$4,662

For the three and six months ended March 31, 2024 and 2023, the results of the chips business line were disclosed as discontinued operations in the condensed consolidated statements of operations. For the three and six months ended March 31, 2023, the Broadband business segment and defense optoelectronics business line were disclosed as discontinued operations.

For the three and six months ended March 31, 2024, the selling costs were approximately $0.1 million and $0.3 million, respectively.

The following table presents key components of net loss that were classified as discontinued operations on the condensed consolidated statements of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Revenue	$—	$2,569	$216	$7,544
Cost of Revenue	(720)	(3,720)	(2,002)	(10,014)
Gross Profit	(720)	(1,151)	(1,786)	(2,470)
Selling, general, and administrative	—	861	250	1,516
Research and development	—	915	—	2,051
Severance	—	(17)	—	442
Other income	—	(48)	—	(96)
Loss from discontinued operations	$(720)	$(2,862)	$(2,036)	$(6,383)

NOTE 5.    Inventory

The components of inventory consisted of the following:

(in thousands)	March 31, 2024	September 30, 2023
Raw materials	$15,614	$14,503
Work in-process	10,843	9,766
Finished goods	5,667	4,636
Inventory	$32,124	$28,905

NOTE 6.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	March 31, 2024	September 30, 2023
Equipment	$31,701	$31,658
Furniture and fixtures	1,576	1,576
Computer hardware and software	3,220	3,220
Leasehold improvements	9,442	9,442
Construction in progress	2,701	2,508
Property, plant, and equipment, gross	48,640	48,404
Accumulated depreciation	(34,923)	(32,887)
Property, plant, and equipment, net	$13,717	$15,517

Depreciation expense totaled $1.2 million and $2.1 million during the three and six months ended March 31, 2024, respectively. During the six months ended March 31, 2024, we sold certain equipment and incurred a gain on sale of assets of $31 thousand. During the six months ended March 31, 2023, the Company consummated the sale of the real property interests in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC, resulting in a gain on sale of assets of $1.2 million.

As of March 31, 2024 and September 30, 2023, all of our long-lived assets were located in the United States.

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

The following table summarizes changes in intangible assets, net:

(in thousands)	March 31, 2024	September 30, 2023
Balance at beginning of period	$12,245	$14,790
Changes from acquisition	—	1,470
Write off due to impairment	—	(2,125)
Amortization	(987)	(1,890)
Balance at end of period	$11,258	$12,245

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	March 31, 2024
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.1	$16,901	$(10,221)	$6,680
Customer relationships	6.4	4,690	(967)	3,723
Definite-lived intangible assets total		$21,591	$(11,188)	$10,403

As of March 31, 2024, the value of trademarks was approximately $0.9 million.

	September 30, 2023
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.5	$16,901	$(9,527)	$7,374
Customer relationships	6.9	4,690	(674)	4,016
Definite-lived intangible assets total		$21,591	$(10,201)	$11,390

As of September 30, 2023, the value of trademarks was approximately $0.9 million.

Estimated future amortization expense for intangible assets recorded by the Company as of March 31, 2024 is as follows:

(in thousands)	Amount
2024	$968
2025	1,929
2026	1,527
2027	1,504
2028	1,491
Thereafter	2,984
Total amortization expense	$10,403

NOTE 8.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three and six months ended March 31, 2024 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2024.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Service cost	$26	$26	$52	$52
Interest cost	92	93	184	186
Expected return on plan assets	(76)	(84)	(152)	(168)
Net periodic pension cost	$42	$35	$84	$70
The service cost component of total pension expense is included as a component of cost of revenue on the condensed consolidated statements of operations for the three and six months ended March 31, 2024 and 2023. The interest cost and expected return on plan assets’ components of total pension expense are included as components of other expense on the condensed consolidated statements of operations for the three and six months ended March 31, 2024 and 2023.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of March 31, 2024 and September 30, 2023. As of March 31, 2024, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability-driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for the three and six months ended March 31, 2024, was $0.3 million and $0.6 million, respectively. Our matching contribution in cash for the three and six months ended March 31, 2023 was $0.4 million and $0.6 million, respectively.

NOTE 9.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	September 30, 2023
Compensation	$5,137	$5,980
Warranty	706	864
Commissions	68	468
Professional fees	745	493
Other	981	666
Accrued expenses and other current liabilities	$7,637	$8,471

The changes in product warranty accruals consisted of the following:

(in thousands)	March 31, 2024	September 30, 2023
Balance at beginning of period	$864	$911
Provision for product warranty expense	63	120
Adjustments and utilization of warranty accrual	(221)	(167)
Balance at end of period	$706	$864

NOTE 10.    Credit Agreement

Wingspire/Hale Credit Agreement

On August 9, 2022, EMCORE and S&N, our wholly-owned subsidiary, entered into that certain Credit Agreement with the lenders party thereto and Wingspire Capital LLC (“Wingspire”), as administrative agent for the lenders, as amended pursuant to that First Amendment to Credit Agreement dated as of October 25, 2022, among EMCORE and S&N, EMCORE Chicago, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provided for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of approximately $6.0 million.

On April 29, 2024, Wingspire, HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively, “Hale” or “New Lenders”), and HCP-FVU, LLC, as administrative agent for New Lenders (in such capacity, the “Successor Agent”) entered into an Assignment Agreement (the “Assignment Agreement”) pursuant to which Hale acquired all of the Wingspire’s interest in the credit facilities extended by Wingspire to the Company pursuant to the Credit Agreement and all of the Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements and agreements relating to the Credit Agreement. In connection with the Assignment Agreement, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent dated April 29, 2024 (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the period (the “Forbearance Period”) beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that the Company initiates any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement, to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement also provides that the Company may elect to pay all or a portion of the interest that will accrue under the Credit Agreement as payment-in-kind, which would allow the Company to increase the principal balance of the Loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provides for certain financial covenants, loosens the circumstances under which the Borrowers would have to comply with a fixed charge coverage ratio, and eliminates all restrictions relating to cash dominion.

The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. Borrowings under the Credit Agreement will mature on August 8, 2026.

The Credit Agreement contains representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets, or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default and until such time as no event of default shall be continuing, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00 based on a trailing 12-month period at the end of each month.

The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit Hale or Successor Agent to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity. In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement are secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

As of March 31, 2024, an aggregate principal amount of $4.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $3.8 million was outstanding pursuant to the term loan facility and we believe we were in compliance with all covenants. As of September 30, 2023, an aggregate principal amount of $6.4 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.2 million was outstanding pursuant to the term loan facility.

Our future term loan repayments as of March 31, 2024 are as follows:

(in thousands)	Amount
Remainder of fiscal 2024	$426
2025	852
2026	2,478
Total loan payments	$3,756

NOTE 11.    Income and Other Taxes

During the three and six months ended March 31, 2024, the Company recorded an income tax expense of $86 thousand and $114 thousand, respectively, composed primarily of state tax expense. For the three and six months ended March 31, 2024, the effective tax rate on continuing operations was 1.1% and 0.9%, respectively.

During the three and six months ended March 31, 2023, the Company recorded an income tax expense of $54 thousand and $148 thousand, respectively, composed primarily of state tax expense and tax expense generated from the tax amortization on acquired indefinitely lived assets. For the three and six months ended March 31, 2023, the effective tax rate on continuing operations was 0.6% and 0.9%, respectively.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of March 31, 2024 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of March 31, 2024, except for the tax amortization of indefinitely lived goodwill, which cannot be utilized to reduce deferred tax assets. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more-likely-than-not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of March 31, 2024 and September 30, 2023, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three and six months ended March 31, 2024 and 2023, there were no material increases or decreases in unrecognized tax benefits.

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

NOTE 13.    Equity

Reverse Stock Split

On March 15, 2024, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding stock at a ratio ranging from 5:1 to 12:1 at the sole discretion of the Board of Directors of the Company. On March 15, 2024, the Board of Directors approved a reverse split and set a reverse stock split ratio of 10:1 for the Company's outstanding share of the Company's common stock. The reverse stock split was effective on April 1, 2024. However, all share figures as of March 31, 2024 set forth in this Quarterly Report on Form 10-Q reflect post-reverse split shares. As of the effective time of the reverse split, every 10 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock, with any fractional shares being rounded up to the next whole share. Proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards, warrants, the number of shares issuable under its equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable.

Hale Warrant

On April 29, 2024 (the “Issuance Date”), in consideration of the Forbearance Agreement, the Company issued to Hale a warrant (the “Warrant”) to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. Under the terms of the Warrant, the Company has a right to force the Holder to exercise the Warrant under certain Forced Exercise Conditions (as defined in the Warrant) and issue a replacement warrant, and the Holder has a right to require the Company to purchase the unexercised portion of the Warrant under certain circumstances, including upon a Fundamental Transaction (as defined in the Warrant). If the Company is required to purchase the unexercised portion of the Warrant, the Company may elect to pay such repurchase price in the form of an unsecured promissory note.

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of Common Stock and convertible securities by the Company below the then current exercise price of the Warrant. The Company also agreed to register for resale with the SEC the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on the Holder’s ability to exercise the Warrant, such that the Holder shall not be entitled to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by the Holder, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the Holder’s other ownership of the Company’s Common Stock, exceeds 4.999% of the total number of issued and outstanding shares of Common Stock of the Company (the “Threshold Percentage”). However, the Holder has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, the Holder shall not have the right to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by the Holder, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the Holder’s other ownership of the Company’s Common Stock, exceeds 19.99%, unless shareholder approval is obtained by the Company, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of Common Stock that may be issued under the Warrant is limited to 19.99% of the Company’s outstanding shares of Common Stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by the Company to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market. See Note 10 - Credit Agreement.

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

We issue new shares of common stock to satisfy awards granted under our Equity Plans. In December 2023, our Board of Directors approved an amendment to the 2019 Plan, which, following shareholder approval at our 2024 annual meeting of shareholders in March 2024, increased the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2019 Plan by an additional 0.8 million shares.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
RSUs	$470	$841	$990	$1,756
PSUs	(124)	608	121	1,301
Outside director equity awards and fees in common stock	67	86	150	212
Total stock-based compensation expense	$413	$1,535	$1,261	$3,269

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$(341)	$331	$(13)	$718
Selling, general, and administrative	613	951	989	2,026
Research and development	141	253	285	525
Total stock-based compensation expense	$413	$1,535	$1,261	$3,269

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net loss from continuing operations	$(7,775)	$(9,366)	$(12,138)	$(17,538)
Loss from discontinued operations	$(720)	$(2,862)	$(2,036)	$(6,383)
Net loss	$(8,495)	$(12,228)	$(14,174)	$(23,921)
Denominator
Weighted average number of shares outstanding - basic reflective of reverse stock split effective April 1, 2024	8,924	4,524	8,911	4,136
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs, and restricted stock	—	—	—	—
Weighted average number of shares outstanding - diluted reflective of reverse stock split effective April 1, 2024	8,924	4,524	8,911	4,136
Net loss from continuing operations per share, basic and diluted	$(0.87)	$(2.07)	$(1.36)	$(4.24)
Loss from discontinued operations per share, basic and diluted	$(0.08)	$(0.63)	$(0.23)	$(1.54)
Net loss per share, basic and diluted	$(0.95)	$(2.70)	$(1.59)	$(5.78)
Weighted average antidilutive options, unvested RSUs and RSAs, and unvested PSUs excluded from the computation reflective of reverse stock split effective April 1, 2024	337	295	370	273

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. The weighted-average number of common stock outstanding includes the 1,190,000 pre-funded warrants discussed below in “Public Offerings”. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units (“RSUs”), performance stock units (“PSUs”), and stock options as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the three and six months ended March 31, 2024 and 2023 due to the Company incurring a net loss for such period.

Public Offerings

On August 23, 2023, we closed our offering of 2,260,000 shares of our common stock at a price of $5.00 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 1,190,000 shares of our common stock at a price of $4.99999990 for each pre-funded warrant (which represents the per share public offering price for our common stock in such offering less the $0.0000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter. In the quarter ended March 31, 2024, certain holders of Pre-Funded Warrants exercised such warrants, resulting in the issuance to such holders of an aggregate amount of 400,000 shares of Common Stock. As of March 31, 2024, Pre-Funded Warrants to purchase 790,000 shares of common stock remained outstanding.

On February 17, 2023, we closed our offering of 1,545,455 shares of our common stock at a price of $11.00 per share, resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of $15.4 million. The shares were sold by us pursuant to a Securities Purchase Agreement, dated as of February 17, 2023, between the Company and each purchaser named in the signature pages thereto and a Placement Agency Agreement, dated as of February 15, 2023, by and between the Company and A.G.P./Alliance Global Partners.

Future Issuances

Common stock reserved for future issuances as of March 31, 2024 was as follows:

Amount
Exercise of outstanding stock options	632
Unvested RSUs	312,299
Unvested PSUs (at 100% maximum payout)	116,802
Issuance of stock-based awards under the Equity Plans	819,053
Purchases under the officer and director share purchase plan	8,874
Total reserved	1,257,660

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

Timing of Revenue

Revenue is classified by timing of recognition as presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Trade revenue (recognized at a point in time)	$16,042	$6,173	$33,416	$11,718
Contract revenue (recognized over time)	3,592	18,077	10,341	32,511
Total revenue	$19,634	$24,250	$43,757	$44,229

Geographical Concentration

Revenue is classified by geographic area based on our customers’ billing addresses as presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
United States and Canada	$15,617	$18,710	$32,010	$34,752
Asia	1,014	1,751	3,993	2,904
Europe	2,141	3,269	5,573	5,429
Other	862	520	2,181	1,144
Total revenue	$19,634	$24,250	$43,757	$44,229

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from three significant customers represented an aggregate of 40% and two significant customers represented 29% of our consolidated revenue for the three and six months ended March 31, 2024, respectively, and revenue from two significant customers represented an aggregate of 40% and 38% of our consolidated revenue for the three and six months ended March 31, 2023, respectively.

NOTE 15.    Subsequent Event

Effective on May 7, 2024, Jeffrey Rittichier departed as Chief Executive Officer, Principal Executive Officer and director of the Company. The Company currently anticipates entering into a separation agreement and mutual release of claims with Mr. Rittichier in connection with his departure on terms substantially consistent with the terms of Mr. Rittichier’s Employment Agreement, dated December 10, 2014.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report, together with our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended September 30, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Note Regarding Forward-Looking Statements preceding Item 1 of this Quarterly Report.

Business Overview

EMCORE Corporation is a leading provider of sensors and navigation systems for the aerospace and defense market. We leverage industry-leading Photonic Integrated Chip (PIC), Quartz MEMS, and Lithium Niobate chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last five years, we have expanded our scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3H”) in April 2022, and the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sales of (i) our cable TV, wireless, sensing and defense optoelectronics business lines and (ii) our chips business line and indium phosphide wafer fabrication operations.

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”) and Alhambra, CA. These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro
Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Alhambra, CA, Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

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

Recent Developments

Reverse Stock Split

On March 15, 2024, our shareholders approved an amendment to our certificate of incorporation to effect a reverse split of our outstanding common stock at a ratio ranging from 5:1 to 12:1 at the sole discretion of the Board of Directors of the Company. On March 15, 2024, the Board of Directors approved a reverse split and set a reverse stock split ratio of 10:1 for our outstanding shares of common stock. The reverse stock split was effective on April 1, 2024, and began trading on a reverse stock split-adjusted basis on April 2, 2024. As of the effective time of the reverse split, every 10 issued and outstanding shares of our common stock was automatically reclassified into one issued and outstanding share of our common stock, with any fractional shares being rounded up to the next whole share. Proportionate adjustments were made to the number of shares of common stock underlying our outstanding equity awards, warrants, the number of shares issuable under our equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable. All share figures as of March 31, 2024 set forth on Form 10-Q are reported to reflect post-reverse split shares.

Hale Credit Agreement

On August 9, 2022, we and S&N, our wholly-owned subsidiary, entered into that certain Credit Agreement, dated as of August 9, 2022, among the Company, S&N, the lenders party thereto and Wingspire Capital LLC, as administrative agent for the lenders (“Wingspire”), as amended pursuant to that First Amendment to Credit Agreement, dated as of October 25, 2022, among the Company, S&N, EMCORE Chicago, our wholly-owned subsidiary (together with the Company and S&N, the “Borrowers”), the lenders party thereto and Wingspire, to add EMCORE Chicago as a Borrower and include certain of its assets in the borrowing base (as amended, the “Credit Agreement”). The Credit Agreement provided for two credit facilities: (a) an asset-based revolving credit facility in an aggregate principal amount of up to $40.0 million, subject to a borrowing base consisting of eligible accounts receivable and eligible inventory (subject to certain reserves), and (b) a term loan facility in an aggregate principal amount of $5,965,000.

On April 29, 2024, Wingspire, HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively, “Hale” or “New Lenders”), and HCP-FVU, LLC, as administrative agent for New Lenders (in such capacity, the “Successor Agent”), entered into an Assignment Agreement (the “Assignment Agreement”) pursuant to which Hale acquired all of the Wingspire’s interest in the credit facilities extended by Wingspire to us pursuant to the Credit Agreement and all of the Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements and agreements relating to the Credit Agreement. In connection with the Assignment Agreement, we entered into a Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent dated April 29, 2024 (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the period (the “Forbearance Period”) beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that we initiate any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement, to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement also provides that we may elect to pay all or a portion of the interest that will accrue under the Credit Agreement as payment-in-kind, which would allow us to increase the principal balance of the loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provides for certain financial covenants, loosens the circumstances under which we would have to comply with a fixed charge coverage ratio, and eliminates all restrictions relating to cash dominion.

On April 29, 2024 (the “Issuance Date”), in consideration of the Forbearance Agreement, we issued to Hale a warrant (the “Warrant”) to purchase an aggregate of 1,810,528 shares of our common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. Under the terms of the Warrant, we have a right to force Hale to exercise the Warrant under certain Forced Exercise Conditions (as defined in the Warrant) and issue a replacement warrant, and Hale has a right to require us to purchase the unexercised portion of the Warrant under certain circumstances, including upon a Fundamental Transaction (as defined in the Warrant). If we are required to purchase the unexercised portion of the Warrant, we may elect to pay such repurchase price in the form of an unsecured promissory note.

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of Common Stock and convertible securities by us below the then current exercise price of the Warrant. We also agreed to register for resale with the Securities and Exchange Commission (the “SEC”) the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on Hale’s ability to exercise the Warrant, such that Hale shall not be entitled to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by Hale, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with Hale’s other ownership of our Common Stock, exceeds 4.999% of the total number of issued and outstanding shares of our Common Stock (the “Threshold Percentage”). However, Hale has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, Hale shall not have the right to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by Hale, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with Hale’s other ownership of our Common Stock, exceeds 19.99%, unless shareholder approval is obtained by us, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which our shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of Common Stock that may be issued under the Warrant is limited to 19.99% of our outstanding shares of Common Stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by us to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which our shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market.

The Credit Agreement contains representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contains various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement requires that, for any period commencing upon the occurrence of an event of default and until such time as no event of default is continuing, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity.

In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement are secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

As of March 31, 2024, an aggregate principal amount of $4.6 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $3.8 million was outstanding pursuant to the term loan facility.

Divestiture to HieFo Corporation

On April 30, 2024, we entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”), with HieFo Corporation, a Delaware corporation (“HieFo”), pursuant to which we agreed to transfer to HieFo substantially all of the assets primarily related to our discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation our indium phosphide wafer fabrication equipment (the “Chips Transaction”), in consideration for a purchase price equal to $2.92 million in cash and assumption by HieFo of certain assumed liabilities, $1 million of which was received by us in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.92 million of which was received by us upon closing of the Chips Transaction. The signing and closing of the Chips Transaction occurred simultaneously.

In connection with the Chips Transaction, we and HieFo entered a transition services agreement pursuant to which we will provide certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we HieFo entered into a sublease pursuant to which we will sublease to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at our Alhambra, California facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024.

Divestiture to Photonics Foundries

On October 11, 2023, we entered into an Asset Purchase Agreement, by and among us, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC, a Delaware limited liability company and wholly-owned subsidiary of PF (the “Buyer”), pursuant to which (i) we agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to our cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to us of the patents being sold to the Buyer (the “PF Transaction”). The PF Transaction excludes our chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses. The signing and closing of the PF Transaction occurred simultaneously, except with respect to our assets located in China. On November 30, 2023, we transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of our subsidiaries in China.

In connection with the PF Transaction, the parties entered into a transition services agreement pursuant to which we will provide certain migration and transition services to facilitate an orderly transaction of the operation of the Businesses to the Buyer in the 12-month period following consummation of the PF Transaction, and we and the Buyer entered into a sublease pursuant to which we will sublease to the Buyer one of our buildings (occupying approximately 12,500 square feet) at our Alhambra, California facility for the 12-month period immediately following the closing of the PF Transaction without payment of rent. With respect to the Buyer’s assumption of that certain Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and among the Company, Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited, and Fastrain Technology Malaysia SDN. BHD (collectively, “Fastrain”), we (i) made a payment to Fastrain in the amount of approximately $0.4 million immediately prior to the closing of the PF Transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by Fastrain, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the PF Transaction and we will have the right to recover damages from PF and the Buyer.

August 2023 Equity Offering

In August 2023, we closed our offering of 2,260,000 shares of our common stock at a price of $5.00 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 1,190,000 shares of our common stock at a price of $4.9999999 for each Pre-Funded Warrant (which represents the per share public offering price for our common stock in such offering less the $0.0000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter. In the quarter ended March 31, 2024, certain holders of Pre-Funded Warrants exercised such warrants, resulting in the issuance to such holders of an aggregate amount of 400,000 shares of Common Stock. As of March 31, 2024, Pre-Funded Warrants to purchase 790,000 shares of our common stock remained outstanding.

April 2023 Restructuring

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction on April 30, 2024. As a result of this restructuring, the PF Transaction and the Chips Transaction, we (i) have eliminated approximately 90 positions in the U.S. (primarily in Alhambra, California) and approximately 30 positions in China, collectively representing approximately 24% of our total workforce, (ii) have consolidated facility space by reducing the space used at our Alhambra campus from five to less than two full buildings (including assignment and sublease of our indium phosphide wafer fabrication facility in Alhambra pursuant to the Chips Transaction) and plan to relocate personnel in Concord, California to the operations area from the adjacent office building, and (iii) have transferred our manufacturing support and engineering center in China pursuant to the PF Transaction, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. One-time employee severance and termination costs related to the restructuring of approximately $2.3 million were incurred in, and are presented in the loss from discontinued operations for the fiscal year ended September 30, 2023. Additional one-time employee severance and termination costs related to the restructuring of approximately $0.2 million were incurred in, and are presented in the loss from discontinued operations for, the six months ended March 31, 2024. We anticipate that cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with this restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

February 2023 Equity Offering

On February 17, 2023, we closed our offering of 1,545,454 shares of our common stock at a price of $11.00 per share, resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of $15.4 million. The shares were sold by us pursuant to a Securities Purchase Agreement, dated as of February 17, 2023, between the Company and each purchaser named in the signature pages thereto and a Placement Agency Agreement, dated as of February 15, 2023, by and between the Company and A.G.P./Alliance Global Partners.

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

Results of Operations - Continuing Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change
Revenue	$19,634	$24,250	$(4,616)	(19.0)%
Cost of revenue	16,387	19,389	(3,002)	(15.5)
Gross profit	3,247	4,861	(1,614)	(33.2)
Operating expense:
Selling, general, and administrative	6,037	9,089	(3,052)	(33.6)
Research and development	3,726	4,882	(1,156)	(23.7)
Severance	1,019	—	1,019	100.0
Impairment	88	—	88	100.0
Loss on sale of assets	—	24	(24)	(100.0)
Total operating expense	10,870	13,995	(3,125)	(22.3)
Operating loss	$(7,623)	$(9,134)	$1,511	16.5%

	Six Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change
Revenue	$43,757	$44,229	$(472)	(1.1)%
Cost of revenue	34,422	34,989	(567)	(1.6)
Gross profit	9,335	9,240	95	1.0
Operating expense:
Selling, general, and administrative	12,646	18,378	(5,732)	(31.2)
Research and development	7,335	9,097	(1,762)	(19.4)
Severance	1,230	16	1,214	7,587.5
Impairment	88	—	88	—
Gain on sale of assets	(31)	(1,147)	1,116	(97.3)
Total operating expense	21,268	26,344	(5,076)	(19.3)
Operating loss	$(11,933)	$(17,104)	$5,171	30.2%

Revenue

For the three months ended March 31, 2024, revenue decreased by $4.6 million or 19.0% compared to the same period in the prior year, primarily due to a decrease of $3.9 million related our Budd Lake operations primarily due to the termination of the TAIMU program by our customer.

For the six months ended March 31, 2024, revenue decreased by $0.5 million or 1.1% compared to the same period in the prior year, primarily due to the termination of the TAIMU program by our customer and lower revenue from MTSB product sales due to lower demand from the customer than in the previous period.

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

For the three months ended March 31, 2024, gross profit decreased by $1.6 million or 33.2% and gross margin decreased from 20.0% to 16.5% compared to the same period in the prior year, due to lower volume of sales utilizing the same fixed overhead costs.

For the six months ended March 31, 2024, gross profit stayed flat compared to the same period in the prior year.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal, and human resources support functions.

For the three months ended March 31, 2024, SG&A decreased by $3.1 million or 33.6% compared to the same period in the prior year primarily driven by compensation expense reduction as a result of headcount reductions described above in “Recent Developments”.

For the six months ended March 31, 2024, SG&A decreased by $5.7 million or 31.2% compared to the same period in the prior year primarily driven by compensation expense reduction as a result of headcount reductions described above in “Recent Developments”.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to our future growth.

For the three months ended March 31, 2024, R&D expense decreased by $1.2 million or 23.7% compared to the same period in the prior year primarily driven by the headcount reductions described above in “Recent Developments” which delivered compensation cost savings supported by discretionary cost management savings and a modest increase in costs directly correlated to contract revenue transferred from R&D into Cost of Revenue.

For the six months ended March 31, 2024, R&D expense decreased by $1.8 million or 19.4% compared to the same period in the prior year primarily driven by the headcount reductions described above in “Recent Developments” which delivered compensation cost savings supported by discretionary cost management savings and a modest increase in costs directly correlated to contract revenue transferred from R&D into Cost of Revenue.

Severance

For the three and six months ended March 31, 2024, severance totaled approximately $1.0 million and $1.2 million associated with headcount reductions, primarily at our Concord, CA and Alhambra, CA facilities.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Inertial Navigation business. As a result of our recent cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. As of March 31, 2024, our cash and cash equivalents totaled $12.0 million, including restricted cash of $0.5 million, and net working capital, including assets and liabilities held for sale, totaled $51.2 million. Net working capital, including assets and liabilities held for sale, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•On April 29, 2024, we entered into the Forbearance Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent, pursuant to which Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the Forbearance Period beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that we initiate any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement, to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement also provides that we may elect to pay all or a portion of the interest that will accrue under the Credit Agreement as payment-in-kind, which would allow us to increase the principal balance of the loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provides for certain financial covenants, loosens the circumstances under which we would have to comply with a fixed charge coverage ratio, and eliminates all restrictions relating to cash dominion.
•On April 30, 2024, we entered into the HieFo Purchase Agreement with HieFo, with respect to the Chips Transaction for a purchase price equal to $2.92 million in cash and assumption by HieFo of certain assumed liabilities, $1 million of which was received by us in the quarter ended December 31, 2023 and $1.92 million of which was received by us upon closing of the Chips Transaction on April 29, 2024. We and HieFo also entered a transition services agreement pursuant to which we will provide certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we HieFo entered into a sublease pursuant to which we will sublease to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at our Alhambra, California facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024.
•In August 2023, we closed our offering of 2,260,000 shares of our common stock at a price of $5.00 per share, and, to certain investors, Pre-Funded Warrants to purchase 1,190,000 shares of our common stock at a price of $4.9999999 for each Pre-Funded Warrant (which represents the per share public offering price for our common stock in such offering less the $0.0000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments under the heading “August 2023 Equity Offering” for additional information regarding the equity offering.
•In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing, and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction on April 30, 2024. As a result of this restructuring, the PF Transaction and the Chips Transaction, we have eliminated approximately 90 positions in the U.S. (primarily in Alhambra, California) and approximately 30 positions in China, collectively representing approximately 24% of our total workforce, and have consolidated facility space by reducing the space used at our Alhambra campus from five to less than two full buildings (including assignment and sublease of our indium phosphide wafer fabrication facility in Alhambra pursuant to the Chips transaction), plan to relocate personnel in Concord, California to the operations area from the adjacent office building, and sold our manufacturing support and engineering center in China in connection with the PF Transaction, collectively representing an approximately 25% reduction in the aggregate square footage occupied by our facilities. One-time employee severance and termination costs related to the restructuring of approximately $2.3 million was recognized in the loss from discontinued operations in the fiscal year ended September 30, 2023. Additional one-time employee severance and termination costs related to the restructuring of approximately $0.2 million were incurred in, and are presented in the loss from discontinued operations for, the six months ended March 31, 2024. We anticipate that material cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with the restructuring that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.
•In February 2023, we closed our offering of 1,545,455 shares of our common stock at a price of $11.00 per share, resulting in net proceeds to us from the offering of $15.4 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments under the heading “February 2023 Equity Offering” for additional information regarding the equity offering.

Our existing balances of cash and cash equivalents, cash flows from operations, and amounts expected to be available under the Credit Agreement, together with additional actions we may take to further reduce our expenses and/or additional funds we may receive if we elect to raise capital through additional debt or equity issuances or from our efforts to monetize certain assets, are anticipated to provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of these condensed consolidated financial statements. As a result, these condensed consolidated financial statements have been prepared on a going concern basis. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists as we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

The Credit Agreement subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include financial covenants pertaining to a minimum fixed charge coverage ratio and covenants requiring the mandatory prepayment of amounts outstanding under the Credit Agreement under specified circumstances. The Credit Agreement also subjects us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. If there occurs an event of default under the Credit Agreement, then our lenders can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If an event of default occurs under the Credit Agreement and if our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and uncertainty about our ability to continue to operate as a going concern remains. This may in turn, cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

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

Cash Flow

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	Change
Net cash used in operating activities - continuing operations	$(9,742)	$(25,067)	$15,325	61.1%
Net cash provided by investing activities	$739	$9,480	$(8,741)	(92.2)%
Net cash (used in) provided by financing activities	$(2,764)	$12,012	$(14,776)	(123.0)%

For the six months ended March 31, 2024, our operating activities used cash primarily due to our net loss.

For the six months ended March 31, 2024, our investing activities provided cash primarily from a deposit on our assets held for sale.

For the six months ended March 31, 2024, our financing activities used cash primarily for payments pursuant to the Credit Agreement.

Refer to Condensed Consolidated Statements of Cash Flows for further detail.

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of our critical accounting estimates.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024 and, based upon this evaluation, has concluded that our disclosure controls and procedures contained a material weakness in internal control over financial reporting which was identified by the Company during our year-end internal control procedures. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2023, the Company determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in the Company’s failure to design and implement effective controls over such transactions.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as related to the remediation of the material weakness as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. See the description of the material weakness in internal controls over financial reporting outlined in “Evaluation of Disclosure Controls and Procedures” above.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2023, which could materially affect our business, financial condition, or future results. We do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, other than as set forth below. The risks described in our Annual Report on Form 10‑K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Our secured credit facility contains financial and restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of any outstanding indebtedness and limit our ability to borrow additional funds.

Our Credit Agreement, dated as of August 9, 2022, among the Company, S&N, the lenders party thereto and Wingspire, as administrative agent for the lenders, subjects us to various financial and other affirmative and negative covenants with which we must comply on an ongoing or periodic basis. These include covenants requiring the mandatory prepayment of amounts outstanding under the revolver under specified circumstances. The Credit Agreement also subjects us to various restrictions on our ability to engage in certain activities, such as raising capital or acquiring businesses. These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. If there occurs an event of default under the Credit Agreement, then our lenders can exercise certain rights, including taking control of our bank accounts and cash resources. In addition, if an event of default occurs under the Credit Agreement, we would be subject to a financial covenant pertaining to a minimum fixed charge coverage ratio and our lenders can accelerate the maturity of our indebtedness under that agreement to make it due and payable immediately. If an event of default occurs under the Credit Agreement and if in either case our lenders elect to exercise their rights, we may not be able to pay our debts and other monetary obligations as they come due, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

On April 29, 2024, Wingspire, Hale and the Successor Agent entered into the Assignment Agreement pursuant to which Hale acquired all of the Wingspire’s interest in the credit facilities extended by Wingspire to us pursuant to the Credit Agreement and all of the loan documents. In connection with the Assignment Agreement, on April 29, 2024, we entered into the Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent. Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the Forbearance Period beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default (other than the alleged defaults specified in the Forbearance Agreement) occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that we initiate any judicial, administrative or arbitration proceeding against Hale or the Successor Agent.

If we are unable to meet our obligations or comply with the covenants under the Credit Agreement, or otherwise obtain a waiver or an extension under the Forbearance Agreement prior to the expiration of the Forbearance Period, our lenders may be able to exercise their rights pursuant to the Credit Agreement and accelerate the maturity of our indebtedness to make it due and payable immediately. This may require us to, among other things, materially modify our operations to reduce spending, sell assets or operations, delay the implementation of, or adjust certain aspects of, our business strategy, or discontinue our operations entirely.

ITEM 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of the Company.

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

2.8
Asset Purchase Agreement, dated as of April 30, 2024, by and between EMCORE Corporation and HieFo Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 2, 2024).

3.1**	Certificate of Amendment of Restated Certificate of Incorporation of EMCORE Corporation, effective as of April 1, 2024.
3.2	EMCORE Amended and Restated Bylaws, as amended through February 20, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 21, 2024).
4.1	Warrant to Purchase Common Stock, dated April 29, 2024 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 2, 2024).
4.2
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

10.2†	EMCORE Corporation Amended and Restated 2019 Equity Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2024).
10.3**
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents dated April 29, 2024 by and among Wingspire Capital LLC, in its capacity as Agent under the original Credit Agreement, and HCP-FVU, LLC, as the Successor Agent.

10.4**
Forbearance Agreement and Second Amendment to Credit Agreement dated April 29, 2024 among EMCORE Corporation, EMCORE Space & Navigation Corporation and EMCORE Chicago Inertial Corporation, the Lenders from time to time party thereto and HCP-FVU, LLC, as administrative agent for the Lenders.

10.5
Credit Agreement, dated August 9, 2022, by and among EMCORE Corporation, EMCORE Space & Navigation Corporation and EMCORE Chicago Inertial Corporation, the Lenders from time to time party thereto and Wingspire Capital LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022).

10.6
First Amendment to Credit Agreement, dated October 25, 2022, by and among EMCORE Corporation, EMCORE Space & Navigation Corporation and EMCORE Chicago Inertial Corporation, the Lenders from time to time party thereto and Wingspire Capital LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on December 28, 2022).

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

EMCORE CORPORATION

Date:	May 13, 2024	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)