Form 10-Q
period 2024-06-30
EMCORE CORP
filed 2024-08-14
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 12, 2024, the number of shares outstanding of no par value common stock totaled 9,066,620.

EMCORE CORPORATION
FORM 10-Q QUARTERLY REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our ability to continue as a going concern, the anticipated impact of the Chips Transaction (as defined below), the expected costs and benefits of our restructuring efforts, our ability to manage our liquidity, expected liquidity and sufficiency of available cash, including expected runway, sources and use of cash, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

•risks related to our ability to obtain capital and the terms of any financing transaction that may be available to us, if at all, and our ability to manage existing cash resources for operations and continue as a going concern;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,477	$26,211
Restricted cash	495	495
Accounts receivable, net of allowances for credit losses of $309 and $356, respectively	14,531	15,575
Contract assets	8,063	8,402
Inventory	29,205	28,905
Prepaid expenses	6,640	4,612
Other current assets	318	922
Assets held for sale	—	7,264
Total current assets	67,729	92,386
Property, plant, and equipment, net	8,969	15,517
Operating lease right-of-use assets	18,836	21,564
Other intangible assets, net	10,772	12,245
Other non-current assets	2,135	2,201
Total assets	$108,441	$143,913
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,016	$9,683
Accrued expenses and other current liabilities	7,821	8,471
Contract liabilities	891	1,630
Financing payable	888	460
Loan payable - current	852	852
Operating lease liabilities - current	3,056	3,033
Liabilities held for sale	—	4,662
Total current liabilities	23,524	28,791
Line of credit	—	6,418
Loan payable - non-current	7,548	3,330
Operating lease liabilities - non-current	18,641	20,882
Asset retirement obligations	4,376	4,194
Warrant liability and other long-term liabilities (Note 10)	2,087	8
Total liabilities	56,176	63,623
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 9,755 shares issued and 9,064 shares outstanding as of June 30, 2024; 8,401 shares issued and 7,711 shares outstanding as of September 30, 2023	825,226	825,119
Treasury stock at cost; 691 shares as of June 30, 2024 and September 30, 2023	(47,721)	(47,721)
Accumulated other comprehensive income	350	350
Accumulated deficit	(725,590)	(697,458)
Total shareholders’ equity	52,265	80,290
Total liabilities and shareholders’ equity	$108,441	$143,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$20,435	$26,718	$64,192	$70,947
Cost of revenue	15,422	19,458	49,844	54,447
Gross profit	5,013	7,260	14,348	16,500
Operating expense:
Selling, general, and administrative	4,624	5,714	17,270	24,092
Research and development	3,530	4,345	10,865	13,442
Restructuring	1,347	—	1,347	—
Severance	1,856	11	3,086	27
Impairment	2,919	—	3,007	—
Gain on sale of assets	—	—	(31)	(1,147)
Total operating expense	14,276	10,070	35,544	36,414
Operating loss	(9,263)	(2,810)	(21,196)	(19,914)
Other expense:
Loss on extinguishment of debt and change in fair value of warrant liability (Notes 10 and 13)	(2,087)	—	(2,087)	—
Interest expense, net	(179)	(194)	(255)	(604)
Other (expense) income	(16)	4	(31)	128
Total other expense	(2,282)	(190)	(2,373)	(476)
Loss from continuing operations before income tax expense	(11,545)	(3,000)	(23,569)	(20,390)
Income tax expense from continuing operations	—	(28)	(114)	(176)
Net loss from continuing operations	$(11,545)	$(3,028)	$(23,683)	$(20,566)
Loss from discontinued operations	$(2,413)	$(6,829)	$(4,449)	$(13,212)
Net loss	$(13,958)	$(9,857)	$(28,132)	$(33,778)
Per share data:
Net loss on continuing operations per share, basic and diluted	$(1.27)	$(0.56)	$(2.63)	$(4.52)
Net loss on discontinued operations per share, basic and diluted	$(0.27)	$(1.27)	$(0.49)	$(2.90)
Net loss per share, basic and diluted	$(1.54)	$(1.83)	$(3.12)	$(7.42)
Weighted-average number of share outstanding, basic and diluted	9,044	5,393	9,006	4,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Shares of common stock
Balance, beginning of period	8,204	5,388	7,711	3,759
Stock-based compensation	860	27	1,353	111
Sale of common stock	—	—	—	1,545
Balance, end of period	9,064	5,415	9,064	5,415
Value of common stock
Balance, beginning of period	$826,338	$806,100	$825,119	$787,347
Stock-based compensation	(1,112)	1,713	149	4,982
Stock issuance costs	—	—	(18)	—
Tax withholding paid on behalf of employees for stock-based awards	—	(17)	(24)	(161)
Sale of common stock	—	(191)	—	15,437
Balance, end of period	825,226	807,605	825,226	807,605
Treasury stock, beginning and end of period	(47,721)	(47,721)	(47,721)	(47,721)
Accumulated other comprehensive income, beginning and end of period
Balance, beginning of period	350	1,246	350	1,301
Pension adjustment	—	134	—	79
Balance, end of period	350	1,380	350	1,380
Accumulated deficit
Balance, beginning of period	(711,632)	(646,020)	(697,458)	(622,099)
Net loss	(13,958)	(9,857)	(28,132)	(33,778)
Balance, end of period	(725,590)	(655,877)	(725,590)	(655,877)
Total shareholders’ equity	$52,265	$105,387	$52,265	$105,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(28,132)	$(33,778)
Less: Loss from discontinued operations, net of tax	(4,449)	(13,212)
Loss from continuing operations, net of tax	(23,683)	(20,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,384	5,687
Stock-based compensation expense	149	4,982
Provision adjustment related to credit loss	(8)	151
Provision adjustment related to product warranty	(424)	27
Gain on sale of assets	(31)	(1,147)
Impairment charge	3,007	—
Loss on extinguishment of debt and change in fair value of warrant liability	2,087	—
Other	62	(159)
Total non-cash adjustments	9,226	9,541
Changes in operating assets and liabilities:
Accounts receivable and contract assets, net	1,383	(4,109)
Inventory	(300)	(278)
Other assets	(1,343)	(8,055)
Accounts payable	358	(43)
Financing payable	1,589	—
Contract liabilities	(1,739)	(3,462)
Operating lease liabilities	(66)	(3,913)
Accrued expenses and other liabilities	(225)	539
Total change in operating assets and liabilities	(343)	(19,321)
Net cash used in operating activities - continuing operations	(14,800)	(30,346)
Net cash provided by operating activities - discontinued operations	148	6,012
Net cash used in operating activities	(14,652)	(24,334)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(372)	(1,895)
Proceeds from disposal of property, plant, and equipment	31	10,915
Proceeds from deposit on disposition of assets held for sale	1,000	—
Deposit on purchases of property, plant, and equipment	(276)	—
Acquisition of assets, net of cash	—	(3,225)
Net cash provided by investing activities	383	5,795
Cash flows from financing activities:
Payments towards financing arrangement	(1,161)	—
Proceeds from borrowings from line of credit	—	393
Payments towards line of credit	(1,836)	(3,439)
Payments towards note payable	(426)	(426)
Payments of issuance costs related to sales of common stock	(18)	—
Taxes paid related to net share settlement of equity awards	(24)	(161)
Proceeds from sale of common stock	—	15,436
Net cash (used in) provided by financing activities	(3,465)	11,803
Effect of exchange rate changes provided by foreign currency	—	1,206
Net decrease in cash, cash equivalents, and restricted cash	(17,734)	(5,530)
Cash, cash equivalents, and restricted cash at beginning of period	26,706	25,619
	$8,972	$20,089

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

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL (the “Tinley Park Facility”). These facilities support our manufacturing strategy for Fiber Optic Gyroscope (“FOG”), Ring Laser Gyro (“RLG”), Photonic Integrated Chip (“PIC”), and Quartz Micro Electro-Mechanical System (“QMEMS”) products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Concord, CA, and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

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

NOTE 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2023 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors, and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced losses from our operations and used a significant amount of cash, amounting to a net loss of $14.0 million and $28.1 million for the three and nine months ended June 30, 2024, respectively, and net cash outflows from continuing operations of $14.8 million for the nine months ended June 30, 2024. We expect to continue to incur losses and use cash in our operations in the near term. As a result of our recent cash outflows, we have taken actions to manage our liquidity and plan to continue to do so. As of June 30, 2024, our cash and cash equivalents totaled $9.0 million, including restricted cash of $0.5 million and cash in escrow of $0.7 million.

In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line (the “April 2023 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction (as defined below) and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction on April 30, 2024.

In May 2024, we initiated a restructuring program that includes the full closure of our Alhambra, CA facility, headcount reductions and additional reductions in operating expenses (the “May 2024 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. We expect the full closure of the Alhambra facility to be completed during the quarter ending September 30, 2024.

Primarily as a result of these restructurings, we (i) have eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra facility (including sublease of three of the five buildings in Alhambra pursuant to the Chips Transaction and PF Transaction) and seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF pursuant to the PF Transaction, and plan to relocate personnel in Concord, California to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities.

One-time employee severance and termination costs related to the May 2024 Restructuring of approximately $1.9 million and $3.1 million were incurred during the three and nine months ended June 30, 2024. For the three months ended June 30, 2024, we also incurred $1.3 million of restructuring expense including $0.8 million in impairment of the Alhambra inventory, $0.3 million of impairment of the Alhambra manufacturing execution software and hardware system, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra facility.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable, inventories, long-lived assets, product warranty liabilities, legal contingencies, bonus accruals, income taxes, equity-based instruments, restructuring related accruals, asset retirement obligations, and pension obligation, as well as the evaluation associated with the Company's assessment of its ability to continue as a going concern.

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

NOTE 3.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	June 30, 2024	September 30, 2023
Cash	$3,319	$4,332
Cash in escrow	749	—
Cash in government money market funds	4,409	21,879
Restricted cash	495	495
Total cash, cash equivalents, and restricted cash	$8,972	$26,706

NOTE 4.    Assets and Liabilities Held for Sale and Discontinued Operations

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent entered into between us and Photonics Foundries, Inc., a Delaware corporation (“PF”) to sell our Broadband business segment (other than our chips business line) and our defense optoelectronics product line and (ii) in consideration of ongoing negotiations for the sale of the chips business line.

In October 2023, the Company entered into an Asset Purchase Agreement, by and among the Company, PF, and Ortel LLC, a Delaware limited liability company and wholly owned subsidiary of PF (the “Buyer”), pursuant to which (i) the Company agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to the Company’s cable TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to the Company of patents being sold to the Buyer (the “PF Transaction”). The Transaction excluded the Company’s chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses.

The signing and closing of the PF Transaction occurred simultaneously, except with respect to the assets of the Company located in China. In November 2023, the Company transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of the Company’s subsidiaries in China.

In connection with the PF Transaction, the parties entered a transition services agreement pursuant to which the Company is providing certain migration and transition services to facilitate an orderly transaction of the operation of the Businesses to the Buyer in the 12-month period following consummation of the PF Transaction, and the Company and the Buyer entered into a sublease pursuant to which the Company is subleasing to the Buyer one of the Company’s buildings (occupying approximately 12,500 square feet) at its Alhambra, California facility for the 12-month period immediately following the closing of the PF Transaction without payment of rent. With respect to the Buyer’s assumption of our manufacturing agreement with our electronics manufacturing services (“EMS”) provider for our cable TV products, the Company (i) made a payment to the EMS provider in the amount of approximately $0.4 million immediately prior to the closing of the transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the manufacturing agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.3 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, the Company will have the right to require the Buyer to reassign to the Company all intellectual property assigned to the Buyer in the PF Transaction and the Company will have the right to recover damages from PF and the Buyer.

On April 30, 2024, the Company entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”), with HieFo Corporation, a Delaware corporation (“HieFo”), pursuant to which the Company agreed to transfer to HieFo substantially all of the assets primarily related to the Company’s discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation the Company’s indium phosphide wafer fabrication equipment (the “Chips Transaction”), in consideration for a purchase price equal to $2.9 million in cash and assumption by HieFo of certain assumed liabilities, $1.0 million of which was received by the Company in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.9 million of which was received by the Company upon closing of the Chips Transaction. The signing and closing of the Chips Transaction occurred simultaneously.

In connection with the Chips Transaction, the parties entered a transition services agreement pursuant to which the Company is providing certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to the Company for such services as agreed between the Company and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and the Company and HieFo entered into a sublease pursuant to which the Company is subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at the Company’s Alhambra, California facility through the remaining term of the Company’s lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to the Company beginning on July 1, 2024.

As of September 30, 2023, the Broadband business segment and defense optoelectronics business line were disclosed as held for sale in the consolidated balance sheet. As of June 30, 2024, there were no assets or liabilities that were classified as held for sale on the condensed consolidated balance sheets.

The following table presents key components of assets and liabilities that were classified as held for sale on the condensed consolidated balance sheets as of September 30, 2023:

(in thousands)
Cash	$81
Accounts receivable, net of credit loss of $0	974
Inventory, net	10,063
Other current assets	1,154
Property, plant, and equipment, net	4,131
Operating lease right-of-use assets	56
Total assets	16,459
Remeasurement of assets	9,195
Assets held for sale	$7,264
Accounts payable	$1,854
Accrued expenses and other current liabilities	1,697
Operating lease liabilities - current	22
Operating lease liabilities - non-current	36
Other comprehensive income	1,053
Total liabilities	4,662
Liabilities held for sale	$4,662

For the three and nine months ended June 30, 2024 and 2023, the results of the Broadband business segment, defense optoelectronics business, and chips business line were disclosed as discontinued operations in the condensed consolidated statements of operations. For the nine months ended June 30, 2024, the selling costs were $0.3 million, respectively.

The following table presents key components of net loss that were classified as discontinued operations on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$—	$(20)	$216	$7,524
Cost of Revenue	161	3,739	2,163	13,753
Gross Profit	(161)	(3,759)	(1,947)	(6,229)
Selling, general, and administrative	—	739	250	2,255
Research and development	—	826	—	2,877
Severance	—	1,827	—	2,269
Other income	—	(322)	—	(418)
Loss on sale of assets	1,207	—	1,207	—
Impairment of fixed assets	1,045	—	1,045	—
Loss from discontinued operations	$(2,413)	$(6,829)	$(4,449)	$(13,212)

NOTE 5.    Inventory

The components of inventory consisted of the following:

(in thousands)	June 30, 2024	September 30, 2023
Raw materials	$14,640	$14,503
Work in-process	10,816	9,766
Finished goods	3,749	4,636
Inventory	$29,205	$28,905

In May 2024, we initiated the May 2024 Restructuring. Due to the exit of our Alhambra facility we expensed $0.8 million of the Alhambra inventory, net to restructuring expense in the condensed consolidated statements of operations.

NOTE 6.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	June 30, 2024	September 30, 2023
Equipment	$31,889	$31,658
Furniture and fixtures	1,576	1,576
Computer hardware and software	3,638	3,220
Leasehold improvements	4,510	9,442
Construction in progress	1,326	2,508
Property, plant, and equipment, gross	42,939	48,404
Accumulated depreciation	(33,970)	(32,887)
Property, plant, and equipment, net	$8,969	$15,517

Depreciation expense totaled $0.7 million and $2.7 million during the three and nine months ended June 30, 2024, respectively. During the nine months ended June 30, 2024, we sold certain equipment and recorded a gain on sale of assets of $31 thousand. During the nine months ended June 30, 2023, the Company consummated the sale of the real property interests in the Tinley Park Facility to 8400 W 185TH STREET INVESTORS, LLC, resulting in a gain on sale of assets of $1.2 million.

As of June 30, 2024 and September 30, 2023, all of our long-lived assets were located in the United States.

ASC 360 requires review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In May 2024, we initiated the May 2024 Restructuring. Due to the announcement of exiting the entirety of our Alhambra facility, as of May 1, 2024, we compared the carrying amount of the ROU assets for such leases to the future net undiscounted cash flows expected to be generated by the assets. This resulted in an ROU asset impairment of $0.5 million. We also impaired $2.4 million of leasehold improvements, net related to the Alhambra facility. We expensed $0.3 million of computer hardware and software and $0.2 million of costs related to moving equipment to our remaining facilities to restructuring expense in the condensed consolidated statements of operations.

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

The following table summarizes changes in intangible assets, net:

(in thousands)	June 30, 2024	September 30, 2023
Balance at beginning of period	$12,245	$14,790
Changes from acquisition	—	1,470
Write off due to impairment	—	(2,125)
Amortization	(1,473)	(1,890)
Balance at end of period	$10,772	$12,245

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	June 30, 2024
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.3	$16,901	$(10,560)	$6,341
Customer relationships	6.0	4,690	(1,114)	3,576
Definite-lived intangible assets total		$21,591	$(11,674)	$9,917

As of June 30, 2024, the value of trademarks was approximately $0.9 million.

	September 30, 2023
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.5	$16,901	$(9,527)	$7,374
Customer relationships	6.9	4,690	(674)	4,016
Definite-lived intangible assets total		$21,591	$(10,201)	$11,390

As of September 30, 2023, the value of trademarks was approximately $0.9 million.

Estimated future amortization expense for intangible assets recorded by the Company as of June 30, 2024 is as follows:

(in thousands)	Amount
2024	$482
2025	1,929
2026	1,527
2027	1,504
2028	1,491
Thereafter	2,984
Total amortization expense	$9,917

ASC 360 requires review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In May 2024, we initiated the May 2024 Restructuring which led to impairment of leasehold improvements and ROU assets related to the Alhambra facility. These were triggering events that led the Company to perform an ASC 360 analysis as of May 1, 2024 on the remaining long-lived assets. Recoverability of the long-lived assets, including the intangible assets detailed above, was measured by comparing the carrying value of the asset group to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that the carrying value was recoverable and no further impairment to long-lived assets was recorded. See Note 6 - Property, Plant, and Equipment, net.

NOTE 8.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three and nine months ended June 30, 2024 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2024.

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost	$26	$26	$78	$78
Interest cost	92	93	276	279
Expected return on plan assets	(76)	(84)	(228)	(252)
Net periodic pension cost	$42	$35	$126	$105
The service cost component of total pension expense is included as a component of cost of revenue on the condensed consolidated statements of operations for the three and nine months ended June 30, 2024 and 2023. The interest cost and expected return on plan assets’ components of total pension expense are included as components of other expense on the condensed consolidated statements of operations for the three and nine months ended June 30, 2024 and 2023.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023. As of June 30, 2024, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability-driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for the three and nine months ended June 30, 2024, was $0.3 million and $0.9 million, respectively. Our matching contribution in cash for the three and nine months ended June 30, 2023 was $0.4 million and $1.0 million, respectively.

NOTE 9.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	September 30, 2023
Compensation	$5,304	$5,980
Warranty	534	864
Commissions	66	468
Professional fees	1,108	493
Other	809	666
Accrued expenses and other current liabilities	$7,821	$8,471

The changes in product warranty accruals consisted of the following:

(in thousands)	June 30, 2024	September 30, 2023
Balance at beginning of period	$864	$911
Provision for product warranty expense	94	120
Adjustments and utilization of warranty accrual	(424)	(167)
Balance at end of period	$534	$864

The changes in severance accruals consisted of the following:

(in thousands)	June 30, 2024
Balance at beginning of period	$64
Additions to accrual for severance expense	3,234
Severance expense paid	(1,516)
Balance at end of period	$1,782

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

On April 29, 2024, Wingspire, HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively, “Hale” or “New Lenders”), and HCP-FVU, LLC, as administrative agent for New Lenders (in such capacity, the “Successor Agent”) entered into an Assignment Agreement (the “Assignment Agreement”) pursuant to which Hale acquired all of the Wingspire’s interest in the credit facilities extended by Wingspire to the Company pursuant to the Credit Agreement and all of the Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements and agreements relating to the Credit Agreement. In connection with the Assignment Agreement, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent dated April 29, 2024 (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the period (the “Forbearance Period”) beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that the Company initiates any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement, to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement reduced the aggregate principal amount that we could draw under the revolving credit facility from $40.0 million to $4.6 million, subject to a borrowing base consisting of eligible accounts receivable, eligible inventory and eligible equipment (subject to certain reserves). The Forbearance Agreement also provided that the Company could elect to pay all or a portion of the interest that would accrue under the Credit Agreement as payment-in-kind, which would allow the Company to increase the principal balance of the Loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provided for certain financial covenants, loosened the circumstances under which the Borrowers would have to comply with a fixed charge coverage ratio, and eliminated all restrictions relating to cash dominion.

On April 29, 2024, in consideration of the Forbearance Agreement, the Company issued to the Successor Agent a warrant (the “Warrant”) to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. The company accounted for the Warrant in accordance with ASC 815-40 “Derivatives and Hedging - Contract in Entity's Own Equity” and ASC 470-50 “Debt - Modifications and extinguishments”. As there are provisions in the Warrant agreement that indicate that neither of the two criteria necessary for equity classification are met, the Company recorded the Warrant’s fair value using the Black-Scholes valuation method on date of issuance of approximately $5.1 million as a non-current liability in the condensed consolidated balance sheet. As the Company was legally released as the primary obligor by Wingspire and there is no continuing debt to Wingspire, a corresponding value of $5.1 million was recorded as loss on extinguishment of debt in the condensed consolidated statement of operations.

The Company has and will continue to subsequently remeasure the fair value of the Warrant each reporting period as long as the warrant contract remains classified as a liability with changes in the fair value reported in the caption “Loss on extinguishment of debt and change in fair value of warrant liability” on the condensed consolidated statements of operations. We believe that the assumptions used in the calculations of fair value of the warrant liability represent the best estimates of fair value. As of June 30, 2024, using the Black-Scholes valuation method, the fair value of the Warrant was recorded as a $2.1 million non-current liability in the condensed consolidated balance sheet and for the three and nine months ended June 30, 2024 the corresponding next expense of $2.1 million is included in“Loss on extinguishment of debt and change in fair value of warrant liability” in the condensed consolidated statements of operation. See Note 13 - Equity for further discussion of the Warrant.

The proceeds of the loans made under the Credit Agreement may be used for general corporate purposes. The maturity date for borrowings under the Credit Agreement was August 8, 2026.

The Credit Agreement contained representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contained various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets, or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement required that, for any period commencing upon the occurrence of an event of default and until such time as no event of default shall be continuing, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00 based on a trailing 12-month period at the end of each month.

The Credit Agreement also included customary events of default, the occurrence of which, following any applicable grace period, would permit Hale or Successor Agent to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity. In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement were secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

As of June 30, 2024, an aggregate principal amount of $8.4 million was outstanding pursuant to the Credit Agreement and we believe we were in compliance with all covenants. As of September 30, 2023, an aggregate principal amount of $6.4 million was outstanding pursuant to the revolving credit facility and an aggregate principal amount of $4.2 million was outstanding pursuant to the term loan facility.

Our future term loan repayments as of June 30, 2024 are as follows:

(in thousands)	Amount
Remainder of fiscal 2024	$355
2025	852
2026	7,193
Total loan payments	$8,400

On June 14, 2024, the Company received a written notice (the “June 14 Notice”) from HCP-FVU, LLC, as Successor Agent, under the Credit Agreement, that an alleged event of default had occurred. The June 14 Notice specified that in the Successor Agent’s view, certain defaults occurred under the Credit Agreement due to the Borrowers’ failure to: (i) provide a consolidated balance sheet of the Company and its subsidiaries together without a “going concern” or like qualification or exception, (ii) deliver a compliance certificate with financial reporting along with concurrent analysis, (iii) deliver notice to the New Lenders as to election to pay all or a portion of interest as PIK interest prior to the payment deadlines of May 1, 2024 and June 1, 2024, and (iv) provide certain projections as required under the Credit Agreement. As a result of these alleged defaults, the June 14 Notice stated that the Successor Agent was exercising its right to accrue interest at the default rate of 18% beginning May 1, 2024 and that the Borrowers were required to appoint a Chief Restructuring Officer in accordance with the terms of the Credit Agreement, the selection of whom was subject to the consent of the New Lenders.

On June 21, 2024, the Company received a subsequent written notice (the “June 21 Notice”) from the Successor Agent in which the Successor Agent stated that it would not be accelerating the amounts owed under the Credit Agreement nor taking any remedies afforded to it under the Credit Agreement other than accruing interest at the default rate of 18% for the seven-day period beginning June 21, 2024. The June 21 Notice further stated that the Successor Agent was not waiving any New Lenders’ rights or remedy available under the Credit Agreement. On July 3, 2024, the Company received a written notice (the “July 3 Notice”, and together with the June 14 Notice and the June 21 Notice, the “Default Notices”) from the Successor Agent that an alleged Event of Default (as defined in the Credit Agreement) had occurred due to the Borrowers’ failure to (i) comply with certain covenants set forth in the Forbearance Agreement, and (ii) deliver to the Successor Agent and New Lenders material sufficient to determine whether the Borrowers are in compliance with certain covenants set forth in the Forbearance Agreement. In the July 3 Notice, the Successor Agent stated that the loans under the Credit Agreement would continue to accrue interest at the default rate of 18% due to the additional default alleged in the July 3 Notice. The July 3 Notice further stated that the Successor Agent was not waiving any of New Lenders’ rights or remedy available under the Credit Agreement.

The Company responded to the June 14 Notice advising the Successor Agent that the Company believed that no default or event of default under the Credit Agreement existed in connection with the alleged defaults described in the June 14 Notice.

On August 5, 2024, we voluntarily prepaid approximately $9.4 million to repay in full all amounts outstanding and payable under the Credit Agreement, resulting in termination of the Credit Agreement. See Note 15 – Subsequent Event.

NOTE 11.    Income and Other Taxes

During the nine months ended June 30, 2024, the Company recorded an income tax expense of $114 thousand composed primarily of state tax expense and the effective tax rate on continuing operations was 0.5%.

During the three and nine months ended June 30, 2023, the Company recorded an income tax expense of $28 thousand and $176 thousand, respectively, composed primarily of state tax expense and tax expense generated from the tax amortization on acquired indefinitely lived assets. For the three and nine months ended June 30, 2023, the effective tax rate on continuing operations was 0.9%.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 30, 2024 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries and all of our non-U.S. subsidiaries historically have negative earnings and profits.

All deferred tax assets have a full valuation allowance as of June 30, 2024. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more-likely-than-not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of June 30, 2024 and September 30, 2023, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three and nine months ended June 30, 2024 and 2023, there were no material increases or decreases in unrecognized tax benefits.

NOTE 12.    Commitments and Contingencies

Leases

Operating lease liabilities and expected cash inflows from signed subleases as of June 30, 2024 and September 30, 2023 were as follows:

(in thousands)	June 30, 2024	September 30, 2023
2024	$1,168	$4,614
2025	4,137	4,137
2026	3,072	3,072
2027	2,757	2,757
2028	2,830	2,830
Thereafter	22,179	22,179
Total lease payments	$36,143	$39,589
Less imputed interest	(14,446)	(15,674)
Total operating lease liabilities	$21,697	$23,915
Amount of expected cash inflow from signed subleases	$2,875	$—

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

Hale Warrant

On April 29, 2024 (the “Issuance Date”), in consideration of the Forbearance Agreement, the Company issued to Successor Agent the Warrant to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. Under the terms of the Warrant, the Company has a right to force the Holder to exercise the Warrant under certain Forced Exercise Conditions (as defined in the Warrant) and issue a replacement warrant, and the Holder has a right to require the Company to purchase the unexercised portion of the Warrant under certain circumstances, including upon a Fundamental Transaction (as defined in the Warrant). If the Company is required to purchase the unexercised portion of the Warrant, the Company may elect to pay such repurchase price in the form of an unsecured promissory note.

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of Common Stock and convertible securities by the Company below the then current exercise price of the Warrant. The Company also agreed to register for resale with the SEC the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on the Holder’s ability to exercise the Warrant, such that the Holder shall not be entitled to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by the Holder, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the Holder’s other ownership of the Company’s Common Stock, exceeds 4.999% of the total number of issued and outstanding shares of Common Stock of the Company (the “Threshold Percentage”). However, the Holder has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, the Holder shall not have the right to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by the Holder, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the Holder’s other ownership of the Company’s Common Stock, exceeds 19.99%, unless shareholder approval is obtained by the Company, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of Common Stock that may be issued under the Warrant is limited to 19.99% of the Company’s outstanding shares of Common Stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by the Company to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market. The initial fair value of the warrant of $5.1 million was estimated using the Black-Scholes valuation method and was recorded as a long-term liability on the condensed consolidated balance sheet. The change in fair value of the warrant liability using the Black-Scholes valuation method through the end of the quarter ended June 30, 2024 was $3.0 million resulting in a net $2.1 million expense for the three and nine months ended June 30, 2024 and is included in the condensed consolidated statements of operations on the line item captioned “Loss on extinguishment of debt and change in fair value of warrant liability.” See Note 10 - Credit Agreement.

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

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
RSUs	$172	$1,113	$1,161	$2,869
PSUs	(1,216)	517	(1,094)	1,818
Outside director equity awards and fees in common stock	(68)	83	82	295
Total stock-based compensation expense	$(1,112)	$1,713	$149	$4,982

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$70	$436	$57	$1,154
Selling, general, and administrative	(1,254)	980	(266)	3,006
Research and development	72	297	358	822
Total stock-based compensation expense	$(1,112)	$1,713	$149	$4,982

On May 7, 2024, a total of 51,862 unvested restricted stock units (“RSUs”) and 62,251 unvested performance stock units (“PSUs”) previously awarded to our former CEO, Jeffrey Rittichier, were terminated pursuant to the terms of our 2019 Plan and corresponding award agreements in connection with Mr. Rittichier’s termination of employment with the Company. In addition, 66,830 unvested RSUs previously awarded to non-executive employees were terminated pursuant to the terms of our 2019 Plan and the corresponding award agreements in connection with termination of the applicable non-executive employee’s service with the Company during the three-month period ended June 30, 2024. These terminations resulted in an aggregate reversal of stock-based compensation of $1.5 million, respectively, for the nine months ended June 30, 2024.

On June 14, 2024, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the award of an aggregate of 527,600 RSUs under the 2019 Plan to certain executive officers (excluding Mr. Matthew Vargas, the Company’s Interim CEO and VP, Sales) and non-executive employees. All such awards will vest as to 1/3 of the underlying shares on each of the first three anniversaries of the grant date, subject to the executive officer or non-executive employee’s continued service with the Company through each vesting date. In addition, on June 14, 2024, pursuant to that certain Amended and Restated Offer Letter of Employment, dated May 8, 2024, between the Company and Mr. Vargas, the Compensation Committee approved an award to Mr. Vargas of 215,517 RSUs under the 2019 Plan, which RSUs will vest in full on June 14, 2025, subject to his continued service with the Company in any capacity through the vesting date.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net loss from continuing operations	$(11,545)	$(3,028)	$(23,683)	$(20,566)
Loss from discontinued operations	$(2,413)	$(6,829)	$(4,449)	$(13,212)
Net loss	$(13,958)	$(9,857)	$(28,132)	$(33,778)
Denominator
Weighted average number of shares outstanding - basic reflective of reverse stock split effective April 1, 2024	9,044	5,393	9,006	4,555
Effect of dilutive securities
Common shares underlying the warrant	—	—	—	—
Stock options	—	—	—	—
PSUs, RSUs, and restricted stock	—	—	—	—
Weighted average number of shares outstanding - diluted reflective of reverse stock split effective April 1, 2024	9,044	5,393	9,006	4,555
Net loss from continuing operations per share, basic and diluted	$(1.27)	$(0.56)	$(2.63)	$(4.52)
Loss from discontinued operations per share, basic and diluted	$(0.27)	$(1.27)	$(0.49)	$(2.90)
Net loss per share, basic and diluted	$(1.54)	$(1.83)	$(3.12)	$(7.42)
Weighted average antidilutive options, unvested RSUs and RSAs, unvested PSUs and common shares underlying warrants excluded from the computation reflective of reverse stock split effective April 1, 2024	348	382	369	253

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. The weighted-average number of common stock outstanding includes the 1,190,000 pre-funded warrants discussed below in “Public Offerings”. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding RSUs, PSUs, stock options and common shares underlying warrants as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options, shares of outstanding and unvested restricted stock and common shares underlying warrants were excluded from the computation of earnings per share for the three and nine months ended June 30, 2024 and 2023 due to the Company incurring a net loss for such period.

Public Offerings

On August 23, 2023, we closed our offering of 2,260,000 shares of our common stock at a price of $5.00 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 1,190,000 shares of our common stock at a price of $4.99999990 for each pre-funded warrant (which represents the per share public offering price for our common stock in such offering less the $0.0000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter. In the quarter ended March 31, 2024, certain holders of Pre-Funded Warrants exercised such warrants, resulting in the issuance to such holders of an aggregate amount of 400,000 shares of Common Stock, and in the quarter ended June 30, 2024, certain holders of Pre-Funded Warrants exercised such warrants, resulting in the issuance to such holders an aggregate amount of 790,000 shares of common stock. As of June 30, 2024, no Pre-Funded Warrants remained outstanding.

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

Future Issuances

Common stock reserved for future issuances as of June 30, 2024 was as follows:

Amount
Exercise of outstanding stock options	632
Unvested RSUs	927,985
Unvested PSUs (at 100% maximum payout)	120,054
Issuance of stock-based awards under the Equity Plans	42,666
Purchases under the officer and director share purchase plan	8,874
Total reserved	1,100,211

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

Timing of Revenue

Revenue is classified by timing of recognition as presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Trade revenue (recognized at a point in time)	$16,370	$18,808	$49,786	$51,319
Contract revenue (recognized over time)	4,065	7,910	14,406	19,628
Total revenue	$20,435	$26,718	$64,192	$70,947

Geographical Concentration

Revenue is classified by geographic area based on our customers’ billing addresses as presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States and Canada	$15,920	$22,031	$47,930	$56,783
Asia	1,520	2,412	5,512	5,315
Europe	2,995	1,345	8,568	6,775
Other	—	930	2,182	2,074
Total revenue	$20,435	$26,718	$64,192	$70,947

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from two significant customers represented an aggregate of 38% and two significant customers represented 30% of our consolidated revenue for the three and nine months ended June 30, 2024, respectively, and revenue from two significant customers represented an aggregate of 40% and 39% of our consolidated revenue for the three and nine months ended June 30, 2023, respectively.

NOTE 15.    Subsequent Event

Repayment and Termination of Credit Agreement

On August 5, 2024, we voluntarily prepaid approximately $9.4 million to repay (with effect as of August 8, 2024) (the “Repayment”) in full all amounts outstanding and payable under the Credit Agreement. In connection with the termination of the Credit Agreement, the total amount repaid by the Company of approximately $9.4 million consisted of approximately $8.5 million of principal, approximately $0.8 million of accrued interest, including interest that would have accrued through the one-year anniversary of the Forbearance Agreement, approximately $0.1 million of prepayment premium and approximately $0.1 million of customary expenses of the Successor Agent and the Lenders.

As a result of the Repayment, all of the Obligations (as defined in the Credit Agreement) are and shall be deemed satisfied in full and the Credit Agreement, the other Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements, and agreements related to the Credit Agreement terminate (collectively, the “Financing Documents”). As a result of the termination of the Credit Agreement, the Successor Agent, the Lenders and their respective participants, if any, shall have no further commitment to provide loans or other financial accommodations under the Credit Agreement or any of the other Loan Documents. We have received confirmation (in the form of a customary payoff letter) of such termination from the Successor Agent on behalf of the Lenders.

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

Recent Developments

April 2023 Restructuring and May 2024 Restructuring

In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line (the “April 2023 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction (as defined below) and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction (as defined below) on April 30, 2024.

In May 2024, we initiated a restructuring program that includes the full closure of our Alhambra, CA facility, headcount reductions and additional reductions in operating expenses (the “May 2024 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. We expect the full closure of the Alhambra facility to be completed during the quarter ending September 30, 2024 and was not considered a part of our previously identified and reported discontinued operations as these actions were part of a consolidation and expense reduction program.

Primarily as a result of these restructurings, we (i) have eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra facility (including sublease of three of the five buildings in Alhambra pursuant to the Chips Transaction and PF Transaction) and seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF pursuant to the PF Transaction, and plan to relocate personnel in Concord, California to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities.

The personnel reduction actions that we have taken in connection with the May 2024 Restructuring are expected to result in annualized cost savings of approximately $17.0 million, exclusive of severance costs. One-time employee severance and termination costs related to the May 2024 Restructuring of approximately $1.9 million and $3.1 million were incurred during the three and nine months ended June 30, 2024. For the three months ended June 30, 2024, we also incurred $1.3 million of restructuring expense including $0.8 million in impairment of the Alhambra inventory, $0.3 million of impairment of the Alhambra manufacturing execution system, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra facility.

We anticipate that cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with these restructurings that are not currently contemplated. The charges that we expect to incur in connection with the restructuring are estimates and subject to a number of assumptions, and actual results may differ materially.

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

On April 29, 2024, Wingspire, HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively, “Hale” or “New Lenders”), and HCP-FVU, LLC, as administrative agent for New Lenders (in such capacity, the “Successor Agent”), entered into an Assignment Agreement (the “Assignment Agreement”) pursuant to which Hale acquired all of the Wingspire’s interest in the credit facilities extended by Wingspire to us pursuant to the Credit Agreement and all of the Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements and agreements relating to the Credit Agreement. In connection with the Assignment Agreement, we entered into a Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent dated April 29, 2024 (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the period (the “Forbearance Period”) beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that we initiate any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement, to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement reduced the aggregate principal amount that we could draw under the revolving credit facility from $40.0 million to $4.6 million, subject to a borrowing base consisting of eligible accounts receivable, eligible inventory and eligible equipment (subject to certain reserves). The Forbearance Agreement also provided that we could elect to pay all or a portion of the interest that would accrue under the Credit Agreement as payment-in-kind, which would allow us to increase the principal balance of the loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provided for certain financial covenants, loosened the circumstances under which we would have to comply with a fixed charge coverage ratio, and eliminated all restrictions relating to cash dominion.

On April 29, 2024 (the “Issuance Date”), in consideration of the Forbearance Agreement, we issued to Successor Agent a warrant (the “Warrant”) to purchase an aggregate of 1,810,528 shares of our common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. Under the terms of the Warrant, we have a right to force Successor Agent to exercise the Warrant under certain Forced Exercise Conditions (as defined in the Warrant) and issue a replacement warrant, and Successor Agent has a right to require us to purchase the unexercised portion of the Warrant under certain circumstances, including upon a Fundamental Transaction (as defined in the Warrant). If we are required to purchase the unexercised portion of the Warrant, we may elect to pay such repurchase price in the form of an unsecured promissory note.

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of Common Stock and convertible securities by us below the then current exercise price of the Warrant. We also agreed to register for resale with the Securities and Exchange Commission (the “SEC”) the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on Successor Agent’s ability to exercise the Warrant, such that Successor Agent shall not be entitled to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by Successor Agent, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with Successor Agent’s other ownership of our Common Stock, exceeds 4.999% of the total number of issued and outstanding shares of our Common Stock (the “Threshold Percentage”). However, Successor Agent has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, Successor Agent shall not have the right to exercise the Warrant if the total number of shares of Common Stock then beneficially owned by Successor Agent, and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with Successor Agent’s other ownership of our Common Stock, exceeds 19.99%, unless shareholder approval is obtained by us, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which our shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of Common Stock that may be issued under the Warrant is limited to 19.99% of our outstanding shares of Common Stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by us to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of the Nasdaq Stock Market or any such other exchange on which our shares are then listed, or unless such shareholder approval requirement has been waived by the Nasdaq Stock Market.

The Credit Agreement contained representations and warranties, affirmative and negative covenants that are generally customary for credit facilities of this type. Among others, the Credit Agreement contained various covenants that, subject to agreed-upon exceptions, limit the Borrowers’ and their respective subsidiaries’ ability to incur indebtedness, grant liens, enter into sale and leaseback transactions, enter into swap agreements, make loans, acquisitions and investments, change the nature of their business, acquire or sell assets or consolidate or merge with or into other persons or entities, declare or pay dividends or make other restricted payments, enter into transactions with affiliates, enter into burdensome agreements, change fiscal year, amend organizational documents, and use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions. In addition, the Credit Agreement required that, for any period commencing upon the occurrence of an event of default and until such time as no event of default is continuing, the Borrowers satisfy a consolidated fixed charge coverage ratio of not less than 1.10:1.00. The Credit Agreement also included customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Borrowers under the Credit Agreement to be immediately due and payable, and exercise rights and remedies available to the lenders under the Credit Agreement or applicable law or equity.

In connection with the Credit Agreement, the Borrowers entered into a pledge and security agreement pursuant to which the obligations under the Credit Agreement were secured on a senior secured basis (subject to permitted liens) by substantially all assets of the Borrowers and substantially all assets of any future guarantors.

On June 14, 2024, the Company received a written notice (the “June 14 Notice”) from HCP-FVU, LLC, as Successor Agent, under the Credit Agreement, that an alleged event of default had occurred. The June 14 Notice specified that in the Successor Agent’s view, certain defaults occurred under the Credit Agreement due to the Borrowers’ failure to: (i) provide a consolidated balance sheet of the Company and its subsidiaries together without a “going concern” or like qualification or exception, (ii) deliver a compliance certificate with financial reporting along with concurrent analysis, (iii) deliver notice to the New Lenders as to election to pay all or a portion of interest as PIK interest prior to the payment deadlines of May 1, 2024 and June 1, 2024, and (iv) provide certain projections as required under the Credit Agreement. As a result of these alleged defaults, the June 14 Notice stated that the Successor Agent was exercising its right to accrue interest at the default rate of 18% beginning May 1, 2024 and that the Borrowers were required to appoint a Chief Restructuring Officer in accordance with the terms of the Credit Agreement, the selection of whom was subject to the consent of the New Lenders.

On June 21, 2024, the Company received a subsequent written notice (the “June 21 Notice”) from the Successor Agent in which the Successor Agent stated that it would not be accelerating the amounts owed under the Credit Agreement nor taking any remedies afforded to it under the Credit Agreement other than accruing interest at the default rate of 18% for the seven-day period beginning June 21, 2024. The June 21 Notice further stated that the Successor Agent was not waiving any New Lenders’ rights or remedy available under the Credit Agreement. On July 3, 2024, the Company received a written notice (the “July 3 Notice”, and together with the June 14 Notice and the June 21 Notice, the “Default Notices”) from the Successor Agent that an alleged Event of Default (as defined in the Credit Agreement) had occurred due to the Borrowers’ failure to (i) comply with certain covenants set forth in the Forbearance Agreement, and (ii) deliver to the Successor Agent and New Lenders material sufficient to determine whether the Borrowers are in compliance with certain covenants set forth in the Forbearance Agreement. In the July 3 Notice, the Successor Agent stated that the loans under the Credit Agreement would continue to accrue interest at the default rate of 18% due to the additional default alleged in the July 3 Notice. The July 3 Notice further stated that the Successor Agent was not waiving any of New Lenders’ rights or remedy available under the Credit Agreement.

The Company responded to the June 14 Notice advising the Successor Agent that the Company believed that no default or event of default under the Credit Agreement existed in connection with the alleged defaults described in the June 14 Notice.

On August 5, 2024, we voluntarily prepaid approximately $9.4 million to repay (with effect as of August 8, 2024) (the “Repayment”) in full all amounts outstanding and payable under the Credit Agreement. In connection with the termination of the Credit Agreement, the total amount repaid by the Company of approximately $9.4 million consisted of approximately $8.5 million of principal, approximately $0.8 million of accrued interest, including interest that would have accrued through the one-year anniversary of the Forbearance Agreement, approximately $0.1 million of prepayment premium and approximately $0.1 million of customary expenses of the Successor Agent and the Lenders.

As a result of the Repayment, all of the Obligations (as defined in the Credit Agreement) are and shall be deemed satisfied in full and the Credit Agreement, the other Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements, and agreements related to the Credit Agreement terminate (collectively, the “Financing Documents”). As a result of the termination of the Credit Agreement, the Successor Agent, the Lenders and their respective participants, if any, shall have no further commitment to provide loans or other financial accommodations under the Credit Agreement or any of the other Loan Documents. We have received confirmation (in the form of a customary payoff letter) of such termination from the Successor Agent on behalf of the Lenders.

Divestiture to HieFo Corporation

On April 30, 2024, we entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”), with HieFo Corporation, a Delaware corporation (“HieFo”), pursuant to which we agreed to transfer to HieFo substantially all of the assets primarily related to our discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation our indium phosphide wafer fabrication equipment (the “Chips Transaction”), in consideration for a purchase price equal to $2.9 million in cash and assumption by HieFo of certain assumed liabilities, $1.0 million of which was received by us in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.9 million of which was received by us upon closing of the Chips Transaction. The signing and closing of the Chips Transaction occurred simultaneously.

In connection with the Chips Transaction, we and HieFo entered a transition services agreement pursuant to which we are providing certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to

HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we and HieFo entered into a sublease pursuant to which we are subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at our Alhambra, California facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024.

Divestiture to Photonics Foundries

On October 11, 2023, we entered into an Asset Purchase Agreement, by and among us, PF, and Ortel LLC, a Delaware limited liability company and wholly-owned subsidiary of PF (the “Buyer”), pursuant to which (i) we agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to the Businesses, including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to us of the patents being sold to the Buyer (the “PF Transaction”). The PF Transaction excludes our chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses. The signing and closing of the PF Transaction occurred simultaneously, except with respect to our assets located in China. On November 30, 2023, we transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of our subsidiaries in China.

In connection with the PF Transaction, the parties entered into a transition services agreement pursuant to which we are providing certain migration and transition services to facilitate an orderly transaction of the operation of the Businesses to the Buyer in the 12-month period following consummation of the PF Transaction, and we and the Buyer entered into a sublease pursuant to which we are subleasing to the Buyer one of our buildings (occupying approximately 12,500 square feet) at our Alhambra, California facility for the 12-month period immediately following the closing of the PF Transaction without payment of rent. With respect to the Buyer’s assumption of that certain Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and among the Company, Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited, and Fastrain Technology Malaysia SDN. BHD (collectively, “Fastrain”), we (i) made a payment to Fastrain in the amount of approximately $0.4 million immediately prior to the closing of the PF Transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by Fastrain, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the PF Transaction and we will have the right to recover damages from PF and the Buyer.

August 2023 Equity Offering

In August 2023, we closed our offering of 2,260,000 shares of our common stock at a price of $5.00 per share, and, to certain investors, pre-funded warrants (each, a “Pre-Funded Warrant”) to purchase 1,190,000 shares of our common stock at a price of $4.9999999 for each Pre-Funded Warrant (which represents the per share public offering price for our common stock in such offering less the $0.0000001 per share exercise price for each such Pre-Funded Warrant), resulting in net proceeds to us from the offering, after deducting the placement agent commissions and other offering expenses, of approximately $15.6 million. The shares were sold by us pursuant to an Underwriting Agreement, dated as of August 17, 2023, between us and the Craig-Hallum Capital Group LLC as the sole managing underwriter. In the quarter ended March 31, 2024, certain holders of Pre-Funded Warrants exercised such warrants, resulting in the issuance to such holders of an aggregate amount of 400,000 shares of Common Stock, and in the quarter ended June 30, 2024, certain holders of Pre-Funded Warrants exercised such warrants, resulting in the issuance to such holders an aggregate amount of 790,000 shares of Common Stock. As of June 30, 2024, no Pre-Funded Warrants remained outstanding.

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

Results of Operations - Continuing Operations

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change
Revenue	$20,435	$26,718	$(6,283)	(23.5)%
Cost of revenue	15,422	19,458	(4,036)	(20.7)
Gross profit	5,013	7,260	(2,247)	(31.0)
Operating expense:
Selling, general, and administrative	4,624	5,714	(1,090)	(19.1)
Research and development	3,530	4,345	(815)	(18.8)
Restructuring	1,347	—	1,347	100.0
Severance	1,856	11	1,845	16,772.7
Impairment	2,919	—	2,919	100.0
Total operating expense	14,276	10,070	4,206	41.8
Operating loss	$(9,263)	$(2,810)	$(6,453)	(229.6)%

	Nine Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change
Revenue	$64,192	$70,947	$(6,755)	(9.5)%
Cost of revenue	49,844	54,447	(4,603)	(8.5)
Gross profit	14,348	16,500	(2,152)	(13.0)
Operating expense:
Selling, general, and administrative	17,270	24,092	(6,822)	(28.3)
Research and development	10,865	13,442	(2,577)	(19.2)
Restructuring	1,347	—	1,347	100.0
Severance	3,086	27	3,059	11,329.6
Impairment	3,007	—	3,007	100.0
Gain on sale of assets	(31)	(1,147)	1,116	97.3
Total operating expense	35,544	36,414	(870)	(2.4)
Operating loss	$(21,196)	$(19,914)	$(1,282)	(6.4)%

Revenue

For the three months ended June 30, 2024, revenue decreased by $6.3 million or 23.5% compared to the same period in the prior year, primarily due to a decrease of $7.1 million related our Budd Lake operations as a result of the termination of the TAIMU program by our customer followed by a modest slowdown from our BoRG program demand, offset by improved shipments in units for our MK48 program out of our Concord facility.

For the nine months ended June 30, 2024, revenue decreased by $6.8 million or 9.5% compared to the same period in the prior year, primarily due to the termination of the TAIMU program by our customer and lower revenue from FOG, and QMEMS product sales due to lower demand from the customer than in the previous period.

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

For the three months ended June 30, 2024, gross profit decreased by $2.2 million or 31.0% and gross margin decreased from 27.2% to 24.5% compared to the same period in the prior year, due to lower volume of sales utilizing the same fixed overhead costs.

For the nine months ended June 30, 2024, gross profit decreased by $2.2 million or 13.0% and gross margin decreased from 23.3% to 22.4% compared to the same period in the prior year, due to lower volume of sales utilizing the same fixed overhead costs.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal, and human resources support functions.

For the three months ended June 30, 2024, SG&A decreased by $1.1 million or 19.1% compared to the same period in the prior year primarily driven by compensation expense reduction as a result of headcount reductions described above in “Recent Developments”.

For the nine months ended June 30, 2024, SG&A decreased by $6.8 million or 28.3% compared to the same period in the prior year primarily driven by compensation expense reduction as a result of headcount reductions described above in “Recent Developments”.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to our future growth.

For the three months ended June 30, 2024, R&D expense decreased by $0.8 million or 18.8% compared to the same period in the prior year primarily driven by the headcount reductions described above in “Recent Developments” which delivered compensation cost savings supported by discretionary cost management savings and a modest increase in costs directly correlated to contract revenue transferred from R&D into Cost of Revenue.

For the nine months ended June 30, 2024, R&D expense decreased by $2.6 million or 19.2% compared to the same period in the prior year primarily driven by the headcount reductions described above in “Recent Developments” which delivered compensation cost savings supported by discretionary cost management savings and a modest increase in costs directly correlated to contract revenue transferred from R&D into Cost of Revenue.

Restructuring

For the three and nine months ended June 30, 2024, restructuring expense totaled approximately $1.3 million associated with $0.8 million in impairment of the Alhambra inventory, $0.3 million of impairment of the Alhambra manufacturing execution system, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra facility.

Severance

For the three and nine months ended June 30, 2024, severance totaled approximately $1.9 million and $3.1 million, respectively, associated with headcount reductions, primarily at our Concord, CA and Alhambra, CA facilities.

Impairment

For the three and nine months ended June 30, 2024, impairment expense totaled approximately $2.9 million and $3.0 million, respectively, associated with a write-off of $2.4 million of Alhambra leasehold improvements and a write-off of $0.5 million of Alhambra ROU assets.

Loss on Extinguishment of Debt and Change in Fair Value of Warrant Liability

During the three and nine months ended June 30, 2024, in consideration of the Forbearance Agreement, the Company issued the Warrant to the Successor Agent to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. The terms of the Warrant did not allow for equity classification and as a result, the Company recorded the fair value of the Warrant of $5.1 million as of the grant date using the Black-Scholes valuation method, which resulted in a loss on debt extinguishment and a non-current liability. The liability classification of the Warrant requires that the Company revalue the Warrant at the end of each reporting and therefore, at June 30, 2024, the fair value of the warrant and corresponding non-current liability were reduced by $3.0 million, resulting in a net non-cash expense of $2.1 million for the three and nine months ended June 30, 2024 included in the caption “Loss on extinguishment of debt and change in fair value of warrant liability.” See Note 10 - Credit Agreement and Note 13 - Equity.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Inertial Navigation business. As a result of our recent cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. As of June 30, 2024, our cash and cash equivalents totaled $9.0 million, including restricted cash of $0.5 million and cash in escrow of $0.7 million, and net working capital, totaled $44.2 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line (the “April 2023 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line, we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction on April 30, 2024. In May 2024, we initiated the May 2024 Restructuring. Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. We expect the full closure of the Alhambra facility to be completed during the quarter ending September 30, 2024. Primarily as a result of these restructurings, we (i) have eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra facility (including sublease of three of the five buildings in Alhambra pursuant to the Chips Transaction and PF Transaction) and seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF pursuant to the PF Transaction, and plan to relocate personnel in Concord, California to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities. The personnel reduction actions that we have taken in connection with the May 2024 Restructuring are expected to result in annualized cost savings of approximately $17.0 million, exclusive of severance costs. One-time employee severance and termination costs related to the May 2024 Restructuring of approximately $1.9 million and $3.1 million were incurred during the three and nine months ended June 30, 2024. For the three months ended June 30, 2024, we also incurred $1.3 million of restructuring expense including $0.8 million in impairment of Alhambra inventory, $0.3 million of impairment of the Alhambra manufacturing execution system, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra facility. We anticipate that cash and non-cash charges will be incurred and recorded in future reporting periods and we may incur additional expenses in connection with these restructurings that are not currently contemplated. The charges that we expect to incur in connection with these restructurings are estimates and subject to a number of assumptions, and actual results may differ materially.
•On April 30, 2024, we entered into the HieFo Purchase Agreement with HieFo, with respect to the Chips Transaction for a purchase price equal to $2.92 million in cash and assumption by HieFo of certain assumed liabilities, $1 million of which was received by us in the quarter ended December 31, 2023 and $1.92 million of which was received by us upon closing of the Chips Transaction on April 29, 2024. We and HieFo also entered a transition services agreement pursuant to which we are providing certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we HieFo entered into a sublease pursuant to which we are subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at our Alhambra, California facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024.
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

Our existing balances of cash and cash equivalents, cash flows from operations, together with additional actions we may take to further reduce our expenses and/or additional funds we may receive if we elect to raise capital through additional debt or equity issuances or from our efforts to monetize certain assets, are anticipated to provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of the June 30, 2024 condensed consolidated financial statements. As a result, these condensed consolidated financial statements have been prepared on a going concern basis. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists as we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders.

We continue to explore a range of options to further address our capitalization and liquidity. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our common stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our common stock. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us. In addition, if adequate funds are not available to fund our future operations, we may need to curb our business plans, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow

	Nine Months Ended June 30,
(in thousands, except percentages)	2024	2023	Change
Net cash used in operating activities - continuing operations	$(14,800)	$(30,346)	$15,546	51.2%
Net cash provided by investing activities	$383	$5,795	$(5,412)	(93.4)%
Net cash (used in) provided by financing activities	$(3,465)	$11,803	$(15,268)	(129.4)%

For the nine months ended June 30, 2024, our operating activities used cash primarily due to our net loss less non-cash adjustments. The cash used in operating activities - continuing operations decreased by 51.2% compared to the previous period due the April 2023 Restructuring. See further discussion in Recent Developments.

For the nine months ended June 30, 2024, our investing activities provided cash primarily from a deposit on our assets held for sale less purchases and deposits on property, plant, and equipment. The cash provided by investing activities decreased by

93.4% due to the sale lease back of the Tinley Park facility which occurred in the previous period and did not repeat in the current period.

For the nine months ended June 30, 2024, our financing activities used cash primarily for payments pursuant to the Credit Agreement and payments towards our financing arrangement related to insurance premiums. The cash provided by financing activities deceased by 129.4% due to the proceeds from issuance of common stock which occurred in the previous period and did not repeat in the current period.

Refer to Condensed Consolidated Statements of Cash Flows for further detail.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2023 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Off-Balance Sheet Arrangements

EMS Guarantee

In addition to the operating leases as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, in connection with the PF Transaction, with respect to the Buyer’s assumption of the Fastrain Manufacturing Agreement, we provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the PF Transaction and we will have the right to recover damages from PF and the Buyer.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024 and, based upon this evaluation, has concluded that our disclosure controls and procedures contained material weaknesses in internal control over financial reporting which were identified by the Company. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, the Company determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in the Company’s failure to design and implement effective controls over such transactions. As of September 30, 2023, the control deficiency resulted in a material error associated with identification of the existence of certain insurance premium and supplier financing agreements, whereby (i) certain items on the Company’s consolidated balance sheet were underreported in “Other current assets” with a consistent dollar amount underreported for “Financing payable” within the Company’s consolidated balance sheet and (ii) certain items on the Company’s consolidated statements of cash flows were underreported in Payments to financing payables within “Cash flows from financing activities” and similar such underreporting of such items in other assets in “Cash flows from operating activities”. This error has been corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2023, and as a result, this material weakness did not result in a material misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.

As of June 30, 2024, we identified a second material weakness in internal controls related to the accounting for financial instruments and financing transactions. In particular, our accounting analysis of the Warrant issued to the Successor Lender Hale on April 29, 2024 was not sufficiently robust to result in appropriate classification of the instrument as a liability with change in its fair value remeasured at the end of every quarterly reporting period and recorded in the consolidated statement of operations. This error has been corrected in the condensed consolidated financial statements as of and for the three and nine months ended June 30, 2024, and as a result, this material weakness did not result in a material misstatement to the condensed consolidated financial statements included in this Interim Report on Form 10-Q.

We have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until such remediation is complete. Management intends to remediate the material weaknesses described above primarily through a combination of (i) revisiting and clarifying, as needed, Company policies with respect to required communications when entering binding arrangements, (ii) communicating to employees the importance of elevating new and/or novel arrangements for technical accounting oversight in their respective internal control areas, (such communication, including compliance with existing or revised policy, is expected to be delivered through employee training) and (iii) initiating thorough accounting analysis on every new financial instrument and financing arrangement or modification to a financing arrangement.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the identification of the second material weakness as reported above. See the description of the material weakness in internal controls over financial reporting outlined in “Evaluation of Disclosure Controls and Procedures” above.

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

ITEM 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of the Company.

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

3.1
Certificate of Amendment of Restated Certificate of Incorporation of EMCORE Corporation, effective as of April 1, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2024).

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

10.1
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents dated April 29, 2024 by and among Wingspire Capital LLC, in its capacity as Agent under the original Credit Agreement, and HCP-FVU, LLC, as the Successor Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2024).

10.2
Forbearance Agreement and Second Amendment to Credit Agreement dated April 29, 2024 among EMCORE Corporation, EMCORE Space & Navigation Corporation and EMCORE Chicago Inertial Corporation, the Lenders from time to time party thereto and HCP-FVU, LLC, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2024).

10.3†
Amended and Restated Offer Letter of Employment, dated May 8, 2024, by and between EMCORE Corporation and Matthew Vargas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2024).

10.4†
Executive Severance and Change in Control Agreement, dated May 17, 2023, by and between EMCORE Corporation and Matthew Vargas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 8, 2024).

10.5†
Separation and General Release Agreement, dated May 21, 2024, by and between EMCORE Corporation and Jeffrey Rittichier (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2024).

10.6†	Directors' Compensation Policy (amended effective as of May 26, 2024) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2024).
10.7†
Addendum to Amended and Restated Offer Letter of Employment dated July 25, 2024 by and between EMCORE Corporation and Matthew Vargas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2024).

31.1**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
_____________________________________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 14, 2024	By:	/s/ Matthew Vargas
Matthew Vargas
Interim Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2024	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Executive, Financial and Accounting Officer)