Form 10-K
period 2024-09-30
EMCORE CORP
filed 2025-01-14
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-36632
EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2746503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Clark Drive, Budd Lake, New Jersey, 07828
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

The aggregate market value of common stock held by non-affiliates as of March 28, 2024 (the last business day of the most recently completed second fiscal quarter) was approximately $28.4 million, based on the closing sale price of $3.45 per share of common stock as reported on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 10% or more of outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 10, 2025, the number of shares outstanding of common stock, no par value, totaled 9,080,833.

EMCORE CORPORATION
FORM 10-K
FISCAL YEAR 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our ability to continue as a going concern, the Proposed Transaction (as defined below), including the anticipated timing of the closing of the Proposed Transaction and the anticipated delisting and deregistration of our common stock, the expected costs and benefits of our restructuring efforts, our ability to manage our liquidity, expected liquidity, our plans to remediate the material weaknesses, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings (including any litigation in connection with the Proposed Transaction), and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and future financial performance, including those made below under “Summary Risk Factors” and in Part I, Item 1A.“Risk Factors” of this Annual Report on Form 10-K as such risks and other factors may be amended, supplemented, or superseded from time to time by subsequent reports we file with the Securities and Exchange Commission (“SEC”). These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A.“Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.

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
•the announcement and pendency of the Proposed Transaction could adversely impact our business, financial condition, and results of operations;
•the completion of the Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions by us, Parent, Parent Group Member, and Merger Sub (each as defined below), including shareholder approval and the absence of any laws or orders that would prohibit consummation of the Merger (as defined below) or the transactions contemplated by the Merger Agreement, and the failure to consummate the Proposed Transaction within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations;
•the Merger Agreement (as defined below) contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions;
•we will incur significant costs related to the Proposed Transaction that could have a material adverse effect on our liquidity, cash flows, and operating results;
•the consideration to be paid by Parent to our shareholders will not be adjusted in the event the value of our business or assets changes before the Proposed Transaction closes;
•the trading price of our shares of common stock may fluctuate as a result of the Proposed Transaction;
•lawsuits may be filed against us or our Board of Directors challenging the transactions contemplated by the Merger Agreement or the Proposed Transaction, which could prevent or delay the completion of the Proposed Transaction or result in the payment of damages;
•our business may be materially harmed if we fail to protect our intellectual property and other proprietary rights or are unable to successfully defend against claims of infringement of the rights of others;
•we could be subject to legal consequences if we fail to comply with the Modified Partial Award (as defined below) issued in connection with the proceedings commenced against us by Phoenix Navigation Components, LLC (“Phoenix”);
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
•we have identified material weaknesses in our system of internal controls over financial reporting and have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 and 2024. If we fail to properly remediate the material weaknesses or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business;
•we may undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers;

•if we fail to satisfy all applicable continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock; and
•the effects of general economic and market conditions, natural disasters, public health crises, epidemics, pandemics, or similar events are uncertain and could have a material and adverse effect on our business, financial condition, operating results, and cash flows, and we are subject to risks associated with the availability and coverage of insurance.

PART I.

ITEM 1. Business.

Organization

EMCORE Corporation, together with its subsidiaries (referred to herein as the “Company,” “we,” “our,” or “EMCORE”), was established in 1986 as a New Jersey corporation. We became publicly traded in 1997 and are listed on the Nasdaq Stock Exchange under the ticker symbol EMKR. Our headquarters and principal executive offices are located in Budd Lake, New Jersey. For specific information about products or the markets served please visit our website at https://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or a part of any other report or filing with the SEC.

Description of the Business

We are a leading provider of sensors and navigation systems for the aerospace and defense market. We leverage industry-leading Photonic Integrated Chip (“PIC”) and Quartz Micro Electro-Mechanical System (“QMEMS”) chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last six years, EMCORE has expanded its scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. (“L3Harris”) in April 2022, and the Fiber Optic Gyroscope (“FOG”) and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sales of (i) our cable TV, wireless, sensing and defense optoelectronics business lines in October 2023 and (ii) our chips business line and indium phosphide wafer fabrication operations in April 2024.

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our manufacturing strategy for FOG, Ring Laser Gyro (“RLG”), PIC, and QMEMS products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Concord, CA and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include quartz wafer fabrication, device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing.

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

We sell products to current and potential future competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the European Union (“EU”) and certain countries throughout the world, political and legal arrangements encourage the purchase of domestically produced goods which places us at a disadvantage in those regions or countries.

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

Dependence on Major Customers

Our major customers include Lockheed Martin, who represented greater than 10% of consolidated revenue in the fiscal year ended September 30, 2024. See Note 14 – Revenue Information in the Notes to Consolidated Financial Statements for additional information about significant customers.

Patents and Trademarks

As of September 30, 2024, we held approximately 38 U.S. patents and approximately 34 foreign patents and approximately 34 additional patent applications are pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2025 and 2040. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems. We also register our trademarks in the United States and other key international markets where we do business.

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

Human Capital Resources

Our ability to attract and retain qualified personnel is essential to continued success. Competition is intense in recruiting personnel within the high tech and aerospace and defense industries. We are focused on retaining key contributors, developing staff, and cultivating their continued commitment. As of September 30, 2024, we had approximately 191 employees, of which approximately 188 are full-time employees.

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

For the fiscal years ended September 30, 2024 and 2023, we incurred a loss from continuing operations of $26.9 million and $49.4 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.

While the Company’s consolidated financial statements have been prepared on a going concern basis, we do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.

The consolidated financial statements included herein have been prepared in accordance with GAAP assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced significant losses from our operations and used a significant amount of cash, amounting to a net loss of $31.2 million and net cash outflows from continuing operations of $5.5 million for the fiscal year ended September 30, 2024, and we expect to continue to use cash in our operations. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations. As of September 30, 2024, our cash, cash equivalents and restricted cash totaled $10.8 million.

We are evaluating the sufficiency of our existing balances of cash and cash equivalents, cash flows from operations, and additional actions we could take to further reduce our expenses and/or potentially raising capital through additional debt or equity issuances, or from the potential monetization of certain assets. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our previously executed restructuring program, or raising additional funds if we elect to do so, and as a result substantial doubt about our ability to continue as a going concern exists.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing shareholders. We cannot be certain that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited. Furthermore, in the event adequate capital is not available to us as required, or is not available on favorable terms, we may be required to adopt one or more alternatives including, but not limited to, selling additional assets, exiting additional business lines, further reductions of our capital expenditures, and delaying, reducing the scope of or eliminating one or more research and development programs or selling and marketing initiatives. If we are unable to manage discretionary spending, raise additional capital, or implement any of the above activities, as needed, we may need to further curtail planned activities to reduce costs, which could include additional reductions in workforce, additional eliminations of business activities and services, and further reductions in other operating expenses. Doing so could potentially have a material and adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

We may be unable to realize the level of the anticipated benefits that we expect from exiting businesses and restructuring our operations, which may adversely impact our business and results of operations.

From time to time, we may decide to exit certain businesses or otherwise undertake restructuring, reorganization, or other strategic initiatives to realign our resources with our growth strategies, operate more efficiently, and reduce costs. For example: in May 2024, we initiated a restructuring program that included the full closure of our Alhambra, CA facility, headcount reductions and additional reductions in operating expenses (the “May 2024 Restructuring”); in April 2023, we announced the shutdown of our Broadband business segment and our defense optoelectronics product line; in October 2023, we entered into an Asset Purchase Agreement with Photonics Foundries, Inc., a Delaware corporation (“PF”) and Ortel LLC, a Delaware limited liability company and wholly-owned subsidiary of PF (the “Buyer”) and consummated a transaction pursuant to which (i) we agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to our TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to us of the patents being sold to the Buyer (the “PF Transaction”); and in April 2024, we entered into an Asset Purchase Agreement, with HieFo Corporation, a Delaware corporation (“HieFo”), pursuant to which we transferred to HieFo substantially all of the assets primarily related to our discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation our indium phosphide wafer fabrication equipment (the “Chips Transaction”).

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

Any such effort to restructure or streamline our organization may result in restructuring or other costs, such as severance and termination costs, contract and lease termination costs, asset impairment charges, and other costs. Also, with respect to Buyer’s assumption of our manufacturing agreement with our electronics manufacturing services (“EMS”) provider for our cable TV products as part of the PF Transaction, we provided a guaranty of Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the manufacturing agreement and assigned to Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable until January 2026, provided that if such guaranty is exercised by the EMS provider, we will have the right to require Buyer to reassign to us all intellectual property assigned to Buyer in the PF Transaction and we will have the right to recover damages from Buyer.

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

A small number of customers account for a significant portion of our revenue, and dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. For example, for the fiscal years ended September 30, 2024 and 2023, sales to one and two customers accounted for an aggregate of 21.1% and 40.4% of total consolidated revenues, respectively. Revenue from any major customer may decline or fluctuate significantly in the future. We may not be able to offset any decline in sales from existing major customers with sales from new customers or other existing customers. Because of reliance on a limited number of customers, any decrease in sales from, or loss of, one or more of these customers without a corresponding increase in sales from other customers would harm our business, operating results, financial condition, and cash flows.

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

Future revenues are inherently unpredictable. As a result, operating results are likely to fluctuate from period to period, and we may fail to meet the expectations of analysts and/or investors, which may cause volatility in our stock price and may cause the stock price to decline.

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
•pandemics;
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

The acquisitions of EMCORE Chicago and S&N, and any potential future acquisitions of other companies or investments in joint ventures with other companies, could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase business, maintain competitive position, or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. For example, in August 2022, we acquired EMCORE Chicago from KVH Industries, Inc. and in April 2022, we acquired S&N from L3Harris. The acquisitions of EMCORE Chicago and S&N, and any other acquisitions, joint ventures, and similar transactions that we may enter into from time to time, involve a number of risks that could harm our business and result in EMCORE Chicago, S&N, and/or any other acquired business or joint venture not performing as expected, including:

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

Our ability to engage in any such activity is limited by, and will be subject to continued compliance with, the terms of and our obligations under the Merger Agreement (as defined below). For example, see “Risks Related to the Proposed Transaction—The Merger Agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions.”

We may consider from time to time further strategic opportunities that may involve acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value, any of which may result in the use of a significant amount of management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We may consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value, subject to compliance with the terms of, and our obligations under, the Merger Agreement. The Strategy and Alternatives Committee of the Board of Directors and management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions.

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

Our ability to engage in any such activity is limited by, and will be subject to continued compliance with, the terms of and our obligations under the Merger Agreement (as defined below). For example, see “Risks Related to the Proposed Transaction—The Merger Agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions.”

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

We develop new products and use new technologies in these products. These products often take substantial time to develop because of the complexity, rigorous testing, and qualification requirements and because customer and market requirements can change during the product development or qualification process. Some of our products are tested by current and potential customers as part of the development and qualification process to determine whether they meet customer or industry specifications. The length of the qualification process, which can span a year or more, varies substantially by product and customer and, thus, can cause results of operations and cash flows to be unpredictable. During a given qualification period, we invest significant resources and allocate substantial production capacity to manufacture these new products prior to any commitment to purchase by customers. In addition, it is difficult to obtain new customers during the qualification period as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use allocated production capacity, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

We manufacture our products in our own production facilities. Difficulties in the production process, such as contamination, raw material quality issues, human error, or equipment failure, could cause a substantial percentage of products to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and are often time-consuming and expensive to correct. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which could adversely affect results of operations and cash flows. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to results of operations and cash flows. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, and the introduction of new product lines could significantly reduce manufacturing yields, resulting in low or negative margins on those products. In addition, transitioning to automation in certain manufacturing processes could result in manufacturing delays or significantly reduce manufacturing yields.

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

We may increase research and development and/or capital expenditures and expenses in order to attempt to improve existing technology and develop new technology. Increasing investments in research and development of technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on financial results. If we are unable to fund these types of expenditures, we may be unable to improve technology or develop new technologies, which may adversely affect our business, financial condition, results of operations, and cash flows. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue, or become profitable, which could materially harm our business, prospects, financial results, and liquidity.

The competitive and rapidly evolving nature of our industries and pressure from competitors with greater resources has in the past resulted in, and is likely in the future to result in, reductions in our product prices and periods of reduced demand for our products.

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

The introduction of new products and more efficient production of existing products by competitors have resulted in, and are likely in the future to result in, price reductions, increases in expenses, and reduced demand for our products. In addition, competitors may be willing to provide their products at lower prices, accept a lower profit margin, or spend more capital in order to obtain or retain business. These competitive forces could diminish our market share and gross margins, resulting in an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our products are complex and undergo quality testing and formal qualification by customers and us. However, defects may occur from time to time. Customer testing procedures involve evaluating our products under likely and foreseeable failure scenarios and over varying amounts of time. For various reasons, such as the occurrence of performance problems that are unforeseeable in testing or that are detected only when products age or are operated under peak stress conditions, our products may fail to perform as expected long after customer acceptance. Failures could result from faulty components or design, problems in manufacturing, or other unforeseen reasons. For the majority of our products, we provide a product warranty of one year or less from the date of shipment. As a result, we could incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced failures in the past and will continue to face this risk going forward, as our products are widely deployed throughout the world in multiple demanding environments and applications. In addition, we may in certain circumstances, honor warranty claims after the warranty has expired or for problems not covered by warranty in order to maintain customer relationships. Any significant product failure could result in product recalls, product liability claims, lost future sales of the affected product, and other products, as well as customer relations problems, litigation, and damage to our reputation.

In addition, our products are typically embedded in, or deployed in conjunction with, customers’ products, which incorporate a variety of components, modules, and subsystems and may be expected to interoperate with modules and subsystems produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems or loss of customers, all of which would harm our business. The occurrence of any defects in products could also give rise to liability for damages caused by such defects. Although we carry product liability insurance to mitigate this risk, insurance may not adequately or entirely cover costs that may arise from defects in products or otherwise, nor will it protect us from reputational harm that may result from such defects. Costs incurred in connection with product recalls or warranty or product liability claims may adversely affect our business, financial condition, results of operations, and cash flows.

Shifts in industry-wide demands and inventories could result in significant inventory write-downs.

The life cycles of some products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We evaluate ending inventories on a quarterly basis for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from customers, sales team, and management. If inventories on hand are in excess of demand, or if they are generally greater than 12 months old, appropriate write-downs may be recorded. In addition, we write-off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence, or new product introductions which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of manufacturing cost or net realizable market value.

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

We previously operated certain logistic functions with respect to our Broadband business in China, which operations were sold in connection with the Broadband transaction. Our previous China-based activities were subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. We may be adversely affected by any previous failure to comply with, Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, labor and employment laws, and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. For example, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contract terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we would receive. In addition, protections of intellectual property rights and confidentiality in China may not be as effective as in the U.S. or other countries or regions. All of these uncertainties could limit the legal protections available to us and could materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

In the past, we were required to pay income taxes in China subject to certain tax relief. In the event that we become subject to any increased taxes or new forms of taxation imposed by authorities in China, results of operations and cash flows could be adversely affected.

We have significant international sales, which expose us to additional risks and uncertainties.

For the fiscal years ended September 30, 2024 and 2023, sales to customers located outside the U.S. and Canada accounted for approximately 28% and 23%, respectively, of consolidated revenue, with revenue assigned to geographic regions based on customers’ billing address. Sales to customers in Asia and Europe represent the majority of international sales for the fiscal years ended September 30, 2024 and 2023, respectively. We believe that international sales will continue to account for a significant percentage of revenue as we seek international expansion opportunities. In addition, certain sales to customers with a U.S. billing address may be physically shipped to a location outside of the U.S. International sales and operations are subject to a number of material risks, including, but not limited to:

•political and economic instability or changes in U.S. government policy with respect to the foreign countries where customers are located may inhibit export of products and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;
•we may experience difficulties in enforcing legal contracts or the collection of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;
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

Risks Related to the Proposed Transaction

The announcement and pendency of the Proposed Transaction could adversely impact our business, financial condition, and results of operations.

On November 7, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with Velocity One Holdings, LP, a Delaware limited partnership (“Parent”), Aerosphere Power Inc., a New Jersey corporation that, at the effective time of the Merger (as defined below) will be an indirect wholly owned subsidiary of Parent (“Parent Group Member”), and Velocity Merger Sub, Inc., a New Jersey corporation that, at the effective time of the Merger will be an indirect wholly owned subsidiary of Parent (“Merger Sub”). Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming an indirect wholly owned subsidiary of Parent (the “Proposed Transaction”). Uncertainty about the effect of the Proposed Transaction on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Proposed Transaction is completed. These risks to our business in connection with the Proposed Transaction include the following, all of which could be exacerbated by a delay in the consummation of the Proposed Transaction:

•the diversion of significant management time and resources from our ongoing business and operations as a result of the devotion of management’s attention to the Proposed Transaction;
•the impairment of our ability to retain, hire, and motivate our employees, including key personnel;
•operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operational relationships following the announcement of the Proposed Transaction);
•delays or deferrals of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because, subject to certain exceptions, the Merger Agreement requires us to use commercially reasonable efforts to conduct our business and operations only in the ordinary course of business consistent with past practice and to maintain and preserve intact our business organization, assets, and properties; to keep available the services of our current officers, employees, and consultants; to preserve our goodwill and current relationships with customers, suppliers, distributors, licensors, licensees, and other persons with which we have business relations; and to not engage in certain material transactions prior to the earlier of the effective time of the Merger or the termination of the Merger Agreement;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, which in certain circumstances may require us to pay a termination fee;
•litigation matters relating to the Proposed Transaction, including the nature, costs, and outcome of any future litigation and other legal proceedings related to the Proposed Transaction;
•the incurrence of significant costs, fees, and expenses for professional services and other transaction costs in connection with the Proposed Transaction; and
•potential negative reactions from the financial markets.

In addition, subject to compliance with the terms of, and our obligations under, the Merger Agreement, any acquisition, merger, disposition, strategic investment, or similar activity may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and otherwise adversely impact our business, financial condition, and results of operations. We may not achieve any or all of the anticipated financial results, cost synergies, or other benefits expected in connection with any such transaction, or strengthen our competitive position, or achieve other anticipated goals in a timely manner, or at all. Further, such transactions may be viewed negatively by our current or potential customers, financial markets, or investors.

The completion of the Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions by us, Parent, Parent Group Member, and Merger Sub, including shareholder approval and the absence of any laws or orders that would prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement, and the failure to consummate the Proposed Transaction within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.

The obligations of each party to the Merger Agreement to effect the Merger are subject to the satisfaction or waiver of various and customary closing conditions, including (but not limited to): (i) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the Proposed Transaction, and performance in all material respects of all obligations, and compliance in all material respects with the agreements and covenants, contained in the Merger Agreement; (ii) the adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by the holders of the outstanding shares of our common stock entitled to vote thereon (the “Shareholder Approval”); (iii) the absence of any laws or orders, writs, assessments, decisions, injunctions, decrees, rulings, or judgments that makes illegal, enjoins, or otherwise prohibits the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) between the date of the Merger Agreement and the closing of the Merger.

We can provide no assurance that the closing conditions will be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the Proposed Transaction. Many of the conditions to completion of the Proposed Transaction are not within our control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).

The Proposed Transaction is complex in nature, and unanticipated developments, including, among other things, changes in law, the macroeconomic environment, market conditions, regulatory or geopolitical conditions, or natural disasters, may affect our, Parent’s, Parent Group Member’s or Merger Sub’s ability to close the Proposed Transaction as currently expected and within the anticipated time frame or at all. Additionally, the Merger Agreement includes certain termination rights for each of us, Parent, and Merger Sub, subject, in certain circumstances, to our payment to Parent of a termination fee in an aggregate amount of $1.5 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition, and results of operations.

Any changes to the Proposed Transaction or delay in closing the Proposed Transaction could cause us, Parent, Parent Group Member, or Merger Sub not to realize some or all of the expected benefits or to realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations, or costs, or materially delay the closing of the Proposed Transaction. If the closing of the Proposed Transaction is delayed or does not occur, this could result in a material adverse effect on our financial condition, results of operations, ability to pursue alternative transactions, and reputation.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by any other party to the Merger Agreement, or that we will wholly or partially recover for any damages incurred by us in connection with the Proposed Transaction. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Proposed Transaction, including any adverse changes in our relationships with our customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties, could continue or accelerate in the event of a failed transaction or the perception that the Proposed Transaction may be delayed or may not close. In addition, if the Proposed Transaction is not consummated, the share price of our common stock may likely decline, including below the $3.10 per share price of the Proposed Transaction. Further, as our shareholders will receive cash in exchange for their shares (assuming the Proposed Transaction is consummated), our shareholders will not be able to share in any potential upside of our common stock after the closing.

We have incurred, and will continue to incur, significant costs, expenses, fees, and other transaction costs in connection with the Proposed Transaction, for which we will have received little or no benefit if the Proposed Transaction is not completed. Fees and costs will be payable by us even if the Proposed Transaction is not completed and may relate to activities that we would not have undertaken except in connection with the Proposed Transaction.

The Merger Agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions.

The Merger Agreement contains provisions that make it more difficult for us to seek an alternative transaction. Under these provisions, we have agreed, among other things, not to (a) directly or indirectly solicit, initiate, or knowingly take any action to facilitate or encourage the submission of any Takeover Proposal (as defined in the Merger Agreement), or the making of any proposal that would reasonably be expected to lead to a Takeover Proposal (as defined in the Merger Agreement); or (b) continue, conduct, or engage in any discussions or negotiations with, disclose any non-public information to, afford access to our business, properties, assets, books, or records to, or knowingly assist, participate in, facilitate, or encourage any effort by, any third party relating to a Takeover Proposal or any inquiry or proposal that would reasonably be expected to lead to a Takeover Proposal (collectively, the “No Shop Restriction”).

Notwithstanding the foregoing, prior to receipt of the Shareholder Approval, our Board of Directors may (a) participate in discussions with any third party that has made (and not withdrawn) a written Takeover Proposal that did not result from a material breach of the No Shop Restriction that our Board of Directors believes in good faith, after consultation with its financial advisor and outside legal counsel, is or would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) or would reasonably be expected to be inconsistent with the fiduciary duties of our Board of Directors under applicable law not to participate in negotiations or discussions pertaining to such Takeover Proposal, and (b) then furnish certain information regarding us or our subsidiaries pursuant to an acceptable confidentiality agreement, in each case subject to complying with specified notice requirements and other conditions as set forth in the Merger Agreement.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring or combining with all or a significant portion of our business or pursuing an alternative transaction with us from considering or proposing such a transaction.

Prior to obtaining the Shareholder Approval, our Board of Directors may, in certain limited circumstances, authorize us to enter into a definitive agreement to effect a Takeover Proposal in respect of a Superior Proposal (as defined in the Merger Agreement), and we may terminate the Merger Agreement. In this and other specified circumstances, we would be required to pay to Parent a termination fee in an aggregate amount of $1.5 million in cash upon termination of the Merger Agreement.

In addition, we may terminate the Merger Agreement under certain circumstances, including if the Proposed Transaction is not consummated on or before May 7, 2025. However, this termination right will not be available to us if the principal cause of the failure to consummate the Merger by such date is attributable to our breach of any representation, warranty, covenant, or agreement in the Merger Agreement. If we terminate the Merger Agreement, this could result in a material adverse impact on our results of operations, and if the Merger Agreement is terminated and we seek another business combination transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Transaction.

We will incur significant costs related to the Proposed Transaction that could have a material adverse effect on our liquidity, cash flows, and operating results.

We expect to incur significant costs in connection with the Proposed Transaction, including transaction costs, legal and regulatory fees, and other costs that our management team believes are necessary to effect or realize the anticipated benefits from the Proposed Transaction. The incurrence of these costs could have a material adverse effect on our financial condition and results of operations, including in the periods in which they are incurred.

The Merger Agreement contains our specified termination rights, including, among other things, that prior to obtaining the Shareholder Approval, our Board of Directors may, in certain limited circumstances, authorize us to enter into a definitive agreement to effect a Takeover Proposal in respect of a Superior Proposal (as defined in the Merger Agreement), and we may terminate the Merger Agreement. In this and other specified circumstances, we would be required to pay to Parent a termination fee in an aggregate amount of $1.5 million in cash upon termination of the Merger Agreement. The incurrence of such fee may have a material adverse effect on our liquidity, cash flows, and operating results in the period in which it is incurred.

The consideration to be paid by Parent to our shareholders will not be adjusted in the event the value of our business or assets changes before the Proposed Transaction closes.

The consideration to be paid by Parent to our shareholders will not be adjusted in the event the value of our business or assets changes. If the value of our business or assets changes after our shareholders approve the adoption of the Merger Agreement, the trading price of shares of our common stock may be less than or greater than our shareholders had anticipated when they considered the adoption of the Merger Agreement. Pursuant to the Merger Agreement, we will not be permitted to terminate the Merger Agreement solely because of changes in the trading price of shares of our common stock.

The trading price of our shares of common stock may fluctuate as a result of the Proposed Transaction.

There can be no assurance that the trading price of our shares of common stock will not fluctuate prior to the closing of the Proposed Transaction. The trading price may increase or decrease (including above or below the $3.10 per share consideration to be paid by Parent) due to, among other things, uncertainty of the closing of the Proposed Transaction or uncertainty as to the impact to our business during the pendency of the Proposed Transaction. Our shareholders will not be able to share in any potential upside that Parent will have by virtue of its ownership of us following the Proposed Transaction.

Lawsuits may be filed against us or our Board of Directors challenging the transactions contemplated by the Merger Agreement or the Proposed Transaction, which could prevent or delay the completion of the Proposed Transaction or result in the payment of damages.

Litigation relating to the Merger Agreement or the Proposed Transaction may be filed against us or our Board of Directors. Among other remedies, claimants could seek damages and/or to enjoin the transactions contemplated by the Merger Agreement or the Proposed Transaction.

An adverse ruling in any such lawsuit may delay or prevent the transactions contemplated by the Proposed Transaction from being completed. Any such actions may create uncertainty relating to the Proposed Transaction and may be costly and distracting to our management.

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

For example, in June 2018, Phoenix commenced an arbitration against us with the American Arbitration Association (“AAA”) in New York and a special proceeding against us in the New York Supreme Court, Commercial Division. In June 2019, an interim award (the “Interim Award”) was issued in connection with certain of the claims in the AAA proceeding and in October

2019, the arbitrator issued a Modified Partial Final Award, which incorporated by reference the terms of the Interim Award and ordered and awarded, among other items, (a) an award to Phoenix of attorneys’ fees and costs in the amount of approximately $3.8 million, (b) an award to Phoenix of $1.0 million in damages owing for unpaid royalties through June 30, 2019, (c) an award to Phoenix of $0.1 million in prejudgment interest, calculated at the New York statutory rate of 9% simple interest; and (d) payment to Phoenix of a royalty of 7.5% of the sale price on (i) future customer payments for certain of our product contracts entered into prior to the Interim Award and (ii) customer payments for future sales of any product using any of the five trade secret subparts deemed in the Interim Award to have been misappropriated by us (collectively, the “Deemed Trade Secrets”), in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, subject to certain limitations, until such time as we have in good faith determined, and can so document, that we have completely ceased use of the Deemed Trade Secrets.

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

In the Interim Award incorporated by reference into the Modified Partial Final Award the arbitrator determined and ordered that we are required to pay Phoenix a royalty of 7.5% of the sale price on (a) future customer payments for certain of our product contracts previously entered into at the time the Interim Award was issued and (b) customer payments for future sales of any product using any Deemed Trade Secret, in each case payable in a single lump sum within one month of completion of the calendar quarter in which payment has been received from the customer, and we are required to concurrently submit to Phoenix a written report that sets forth the calculation of the amount of the royalty payment in a form similar to previous royalty reports. We are required to continue to make royalty payments in this manner until such time as we have in good faith determined, and can so document, that we have completely ceased use of the Deemed Trade Secrets, and must provide notice of this determination to Phoenix. It is possible that additional legal proceedings will follow in connection with delivery of this notice to Phoenix, which would require us to incur additional costs and divert management’s attention. If we fail to comply with these obligations, we could be subject to additional claims, penalties, or judgments, which could harm our business, financial condition, results of operations, and cash flows. In addition, we could be subject to significant legal costs and expenses in connection with the interpretation of certain of the obligations pursuant to the Interim Award, which could harm our business, financial condition, results of operations, and cash flows.

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

Cyberattacks, such as computer viruses, or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the production or shipment of products. Data security breaches involving data center customers could affect their financial condition and ability to continue to purchase our products. In addition, cyberattacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.

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

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our inadvertent failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against us by governmental entities or others or cause us to incur penalties or other significant legal liability or change business practices.

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

We believe that for the foreseeable future our growth will depend, to a certain degree, on the ability to win government contracts and subcontracts, in particular from the Department of Defense. Many government customers are subject to budgetary constraints and our continued performance under these contracts or subcontracts, or award of additional contracts or subcontracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, budget cutbacks at these agencies, or government shutdowns. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot be certain that current levels of congressional funding for our products and services will continue and that our business related to these products will not decline or increase at currently anticipated levels, or that we will not be subject to delays in the negotiation of contracts or increased costs due to changes in the funding of U.S. government programs or government shutdowns. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. In addition, U.S. government contracts generally permit the government to terminate the contract without prior notice, at the government’s convenience, or for default based on performance. Government customers can also decline to exercise previously disclosed contract options. A termination arising out of our default could expose us to liability and adversely affect our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. Also, sales to the U.S. government and its contractors as well as foreign military and government customers, either directly or as a subcontractor to other contractors, often use a competitive bidding process and have unique purchasing and delivery requirements, which often makes the timing of sales to these customers unpredictable.

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

We are subject to environmental and health and safety laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials in production activities. If control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposure occurs, we could experience interruptions in operations and incur substantial remediation and other costs or liabilities. We are also subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers. Failure to comply with OSHA requirements and other related state regulations, including general industry standards, record keeping requirements, and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on results of operations and financial condition if we are subjected to significant penalties, fines, or compliance costs. In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury, and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the EU’s Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit the ability to export products to the EU and could adversely affect our business, financial condition, results of operations, and cash flows. In addition, we purchase certain chemicals from Europe and Asia that are unique, nearing the end of life, and could be subject to future changes to environmental regulations in the country of origin and/or the U.S. In the event new restrictions are placed on any such chemicals, they may be difficult to replace, and may require us to re-design or re-validate existing products that use such chemicals in their production.

In connection with compliance with such environmental laws and regulations, as well as compliance with industry environmental initiatives, the standards of business conduct required by some customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to operations. In addition, in recent years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims. These reports may also affect the ability to recruit and retain employees. If we were found to be in violation of environmental and safety regulations laws or noncompliance with industry initiatives or standards of conduct, we could be subject to government fines or liabilities owed to customers, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

We have identified material weaknesses in our system of internal controls over financial reporting and have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 and 2023. If we fail to properly remediate the material weaknesses or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses or other lesser deficiencies in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP.

In connection with the preparation of our Annual Report on Form 10-K for the fiscal years ended September 30, 2024 and 2023, we identified material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As more fully described in Item 9A. “Controls and Procedures”, we determined that the material weakness as of September 30, 2024 related to insufficient resources, particularly a lack of qualified project accounting and cost accounting personnel. This control deficiency resulted in untimely preparation and review of account reconciliations by staff untrained in these areas. In particular, our review of certain liability and asset accounts within the Company’s consolidated balance sheet was not sufficient to ensure that these accounts, along with revenue and cost of revenues within the Company’s statement of operations and comprehensive loss, reflected accurate amounts based on reconciliations and supporting documentation. These errors were corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2024, and as a result, this material weakness did not result in a material misstatement to the consolidated financial statements included in this Annual Report on Form 10-K.

As more fully described in Item 9A. “Controls and Procedures”, we determined that the material weakness as of September 30, 2023 related to communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in our failure to design and implement effective controls over such transactions. The control deficiency resulted in a material error associated with identification of the existence of certain insurance premium and supplier financing agreements, whereby (i) certain items on our consolidated balance sheet were underreported in “Other current assets” with a consistent dollar amount underreported for “Financing payable” within our consolidated balance sheet and (ii) certain items on our consolidated statements of cash flows were underreported in payments to financing payables within “Cash flows from financing activities” and similar such underreporting of such items in other assets in “Cash flows from operating activities”. This error was corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2023, and as a result, this material weakness did not result in a material misstatement to the annual or interim consolidated financial statements previously filed and/or included in this Annual Report on Form 10-K. This material weakness has not been remediated as of September 30, 2024.

Although we have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures as more fully described in Item 9A. “Controls and Procedures”, and will continue to do so until such remediation is complete, there is no assurance that the actions we take will remediate the material weaknesses.

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

In addition, the U.S. federal government has issued policies for federal procurement focused on eradicating the practice of forced labor and human trafficking, and the United Kingdom and the State of California have issued laws that require us to disclose our policy and practices for identifying and eliminating forced labor and human trafficking in our supply chain. Several customers, as well as the Electronic Industry Citizenship Coalition, have also issued expectations to eliminate these practices that may impact us. While we have a policy and management systems to identify and avoid these practices in our supply chain, we cannot guarantee that suppliers will always be in conformance to these laws and expectations. We may face enforcement liability and reputational challenges if we are unable to sufficiently meet these expectations. Moreover, we are likely to encounter challenges with customers if we cannot satisfy their forced and trafficked labor policies and they may choose a competitor’s product.

We may undergo an “ownership change” within the meaning of Section 382 of the Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers.

In September 2023, our Board of Directors adopted the Section 382 Tax Benefits Preservation Plan to diminish the risk that we could experience an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as

amended (the “Code”), which could substantially limit or permanently eliminate our ability to utilize our net operating loss carryovers (collectively, the “NOLs”) to reduce potential future income tax obligations. Under the Code and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. The Company believes that on February 14, 2024, an “ownership change” occurred under Section 382, resulting in a decrease of total remaining federal NOLs to approximately $50.0 million and imposing an annual limit on the amount of the Company’s NOLs that can be used to offset the Company’s federal taxable income equal to $793 thousand for the subsequent 14-year period. If an additional ownership change were to occur, the limitations imposed by Section 382 could result in a substantial delay in the timing of the usage of the remaining NOLs or in a material amount or all of the remaining NOLs expiring unused and, therefore, significantly impair or eliminate the value of such NOLs. While the Company periodically monitors its NOLs, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred. While the amount and timing of our future taxable income cannot be predicted with any certainty and, accordingly, we cannot predict the amount of these NOLs that will ultimately be used to reduce its income tax liability, to the extent that the NOLs do not otherwise become limited, these NOLs could be a potentially valuable asset to us. As of September 30, 2024, we had federal net operating loss carryforwards of approximately $373.9 million.

In general, under Section 382, an “ownership change” occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of a company’s stock individually or collectively increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If another ownership change occurs, Section 382 would impose an annual limit on the amount of the Company’s NOLs that can be used to offset the Company’s federal taxable income equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit and there are several special rules that, depending on the rule involved, may apply to reduce or increase such limit. If we were to undergo one or more additional “ownership changes” within the meaning of Section 382 of the Code, our NOLs and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset U.S. federal income tax resulting from our operations or any gains from the disposition of any of our assets and/or business, which could result in increased U.S. federal income tax liability. Furthermore, there is no assurance that we will be able to fully utilize our NOLs and we may be required to record an additional valuation allowance related to the amount of the NOLs that may not be realized.

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

General Risk Factors

If we fail to satisfy all applicable Nasdaq continued listing requirements our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. If we fail to satisfy all applicable Nasdaq continued listing requirements and our common stock is delisted, it would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

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

Further, the funding of the defense programs that incorporate our products and services is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors beyond our control, including geo-political, macroeconomic, public health and political conditions. We are unable to predict the likely duration and severity of adverse economic conditions in the U.S. and other countries, but the longer the duration or the greater the severity, the greater the risks we face in operating our business. The near-term potential for recessionary economic conditions and possible stagflation (persistent high inflation and stagnant economic demand) presents increased risks to our business.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity.

We recognize the importance of cybersecurity in achieving our business objectives, safeguarding our assets, and managing our daily operations. Accordingly, we integrate a process for identifying, assessing, and managing material risks from cybersecurity threats into our overall risk management system. The Audit Committee of our Board of Directors oversees all matters related to the security of and risks related to information technology systems and procedures, including cybersecurity policies and procedures.

Our cybersecurity program, including the prevention, detection, investigation, and response to cybersecurity threats and incidents, is managed by our Director, IT, who has worked in information technology and communications services for over 25 years. Our cybersecurity program incorporates an incident response plan to engage cross-functionally across the Company and report cybersecurity incidents to appropriate levels of management, including senior management and the Audit Committee or Board of Directors, based on potential impact. Because of the relatively small size of our information technology workforce, we have limited internal cybersecurity expertise and monitoring capabilities; accordingly, we seek to augment our internal capabilities by engaging larger, well-known third-party service providers with significantly greater cybersecurity capabilities than we possess to monitor cybersecurity events and provide rapid responses to any critical events, including with respect to Managed Detection and Response (MDR) and Endpoint Detection & Response (EDR). Because we rely on their more significant expertise, our ability to identify and remediate weaknesses or vulnerabilities is limited to their services. We have engaged with third parties to assess our cybersecurity defenses biweekly and audit our cybersecurity program. We also conduct annual penetration tests of our information systems via independent third-party cybersecurity experts to evaluate our systems and provide remediation and recommendations to improve our cybersecurity program. We also conduct annual cybersecurity awareness training. We aim to incorporate industry best practices throughout our cybersecurity processes, and our cybersecurity framework leverages internationally recognized standards, including the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework. We are compliant with DFARS 252.204-7012 and DFARS 252.204-7020 and have a compliant NIST SP 800-171 self-assessment status.

As of the date of this report, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

While we believe our cybersecurity program is appropriate for managing constantly evolving cybersecurity risks, no program can fully protect against all possible adverse events. For additional information on these risks and potential consequences if the measures we are taking prove to be insufficient or if our proprietary data is otherwise not protected, see Item 1A. “Risk Factors” in this report.

ITEM 2. Properties.

We lease building space consisting of corporate, manufacturing, research and development, and administrative functions. We currently lease facilities in Alhambra and Concord, California, Budd Lake, New Jersey, Middletown, Rhode Island, and Tinley Park, Illinois.

The facility in Tinley Park, Illinois, with approximately 100,415 square feet, is leased through 2034 with an option to extend and is utilized for manufacturing, research and development and administrative functions.

Approximately 50,000 square feet of the facility in Alhambra, California is leased through 2031 with an option to extend, of which approximately 25,000 square feet has been subleased to a third party through 2031, approximately 12,500 square feet has been subleased to a third party through March 2025 and approximately 12,500 square feet is currently vacant and is not currently subleased. In addition, approximately 18,000 square feet of this facility is leased through September 2026 with an option to extend, all of which has been subleased to various third parties through September 2026.

The facility in Concord, California, with approximately 110,000 square feet, is leased through 2035 with an option to extend, and is utilized for manufacturing, research and development and administrative functions.

The facility in Budd Lake, New Jersey, with approximately 112,000 square feet, is leased through May 2025 and is utilized for corporate headquarters, manufacturing, research and development and administrative functions.

The facility in Middletown, Rhode Island, with approximately 5,000 square feet, is leased through September 2025 and is utilized for sales, administrative functions and research and development.

ITEM 3. Legal Proceedings.

See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosures related to legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market and is quoted under the symbol “EMKR”.

Holders

As of January 10, 2025, we had 61 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of beneficial shareholders, and we are unable to estimate the number of these beneficial shareholders.

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

Business Overview

We are a leading provider of sensors and navigation systems for the aerospace and defense market. We leverage industry-leading Photonic Integrated Chip (“PIC”) and Quartz Micro Electro-Mechanical System (“QMEMS”) chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last six years, we have expanded our scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. in April 2022, and the Fiber Optic Gyroscope (“FOG”) and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sales of (i) our cable TV, wireless, sensing and defense optoelectronics business lines in October 2023 and (ii) our chips business line and indium phosphide wafer fabrication operations in April 2024.

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ (the “Budd Lake Facility”), Concord, CA (the “Concord Facility”), and Tinley Park, IL (the “Tinley Park Facility”). These facilities support our manufacturing strategy for FOG, Ring Laser Gyro (“RLG”), PIC, and QMEMS products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at the Concord Facility and the Budd Lake Facility. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include quartz wafer fabrication, device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing. We have one reporting segment, Inertial Navigation, whose product technology categories include: (a) FOG, (b) QMEMS, and (c) RLG, in each case which serves the aerospace and defense market.

Recent Developments

Aerosphere Power Merger Agreement

On November 7, 2024, the Company entered into the Merger Agreement with Parent, Parent Group Member, and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger and becoming an indirect wholly owned subsidiary of Parent.

Our Board of Directors unanimously (i) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable, fair to, and in the best interests of the Company and our shareholders; (ii) approved the Merger Agreement and the transactions contemplated by the Merger Agreement; and (iii) recommended that our shareholders vote to adopt and approve the Merger Agreement and the Merger.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, no par value, of the Company (subject to certain exceptions set forth in the Merger Agreement) will be converted into the right to receive $3.10 per share (the “Merger Consideration”) in cash, without interest, subject to any withholding taxes. Immediately prior to the effective time of the Merger:

•each outstanding restricted stock unit award subject to time-based vesting restrictions, whether vested or unvested, that is outstanding under any of the Company’s 2010 Equity Incentive Plan, 2012 Equity Incentive Plan, Amended and Restated 2019 Equity Incentive Plan, 2022 New Employee Inducement Plan, Officer and Director Share Purchase Plan, Directors’ Compensation Policy, and Short-Term Incentive Plan, in each case, as amended (each a “Company Equity Plan”) will be canceled in consideration for the right to receive a lump sum cash payment (less any applicable tax withholdings) equal to the product obtained by multiplying (1) the amount of the Merger Consideration by (2) the total number of shares of the Company’s common stock represented by such restricted stock unit award subject to time-based vesting restrictions;
•each outstanding restricted stock unit award subject to performance vesting conditions that is outstanding under any Company Equity Plan (a) to the extent not vested, will be deemed to have satisfied such performance vesting conditions at 100% of target and will have any time-based vesting conditions waived, and (b) will be canceled in consideration for the right to receive a lump sum cash payment (less any applicable tax withholdings) equal to the product obtained by multiplying (1) the amount of the Merger Consideration by (2) the total number of shares of the Company’s common stock represented by such restricted stock unit award subject to performance vesting conditions; and
•each outstanding stock option of the Company (if any), whether vested or unvested, will be canceled and converted into the right to receive (without interest) a lump sum cash payment (less applicable tax withholdings) equal to the product obtained by multiplying (1) the excess, if any, of the amount of the Merger Consideration over the per share exercise price of such stock option by (2) the total number of shares of the Company’s common stock underlying such stock option. Any stock option, whether vested or unvested, for which the per share exercise price attributable to such stock option is equal to or greater than the Merger Consideration will be canceled as of the effective time of the Merger for no consideration.

There are currently no awards outstanding under the 2010 Equity Incentive Plan and the 2012 Equity Incentive Plan, nor are there expected to be any awards outstanding under these plans prior to or at the closing of the Merger.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the Proposed Transaction, and performance in all material respects of all obligations, and compliance in all material respects with the agreements and covenants, contained in the Merger Agreement, (2) approval by our shareholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, (3) the absence of any laws or orders by a governmental entity having jurisdiction over any party to the Merger Agreement that make illegal, enjoin, or prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement, and (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) between the date of the Merger Agreement and the closing of the Merger.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, we expect the Merger to close during the quarter ending March 31, 2025. Following the effective time of the Merger, our common stock will be delisted from Nasdaq and deregistered under the Exchange Act.

April 2023 Restructuring and May 2024 Restructuring

In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction (as defined below) and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the quarter ended December 31, 2023 and consummated the Chips Transaction (as defined below) on April 30, 2024.

In May 2024, we initiated the May 2024 Restructuring. Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. The full closure of the facility in Alhambra, CA (the “Alhambra Facility”) was completed during the quarter ended September 30, 2024 and was not considered a part of our previously identified and reported discontinued operations, as these actions were part of a consolidation and expense reduction program.

Primarily as a result of these restructurings, we (i) eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra Facility (including sublease of three of the five buildings at the Alhambra Facility pursuant to the Chips Transaction and PF Transaction and the additional sublease of another building to other third parties) and seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF pursuant to the PF Transaction, and plan to relocate personnel at the Concord Facility to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities.

The personnel reduction actions that we have taken in connection with the May 2024 Restructuring have resulted in annualized cost savings of approximately $17.0 million, exclusive of severance costs. One-time employee severance and termination costs of approximately $2.9 million were incurred during the fiscal year ended September 30, 2024. During the fiscal year ended September 30, 2024, we also incurred $2.2 million of restructuring expense including $0.9 million in expenses of the Chief Restructuring Officer, which we engaged in June 2024 in connection with the Credit Agreement and the Forbearance Agreement, $0.8 million in impairment of the inventory located at the Alhambra Facility, $0.3 million of impairment of the manufacturing execution system at the Alhambra Facility, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra Facility.

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

On April 29, 2024, Wingspire, HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively, “Hale” or “New Lenders”), and HCP-FVU, LLC, as administrative agent for New Lenders (in such capacity, the “Successor Agent”), entered into an Assignment Agreement (the “Assignment Agreement”) pursuant to which Hale acquired all of Wingspire’s interest in the credit facilities extended by Wingspire to us pursuant to the Credit Agreement and all of the Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements and agreements relating to the Credit Agreement. In connection with the Assignment Agreement, we entered into a Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent dated April 29, 2024 (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the period (the “Forbearance Period”) beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that we initiate any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement reduced the aggregate principal amount that we could draw under the revolving credit facility from $40.0 million to $4.6 million, subject to a borrowing base consisting of eligible accounts receivable, eligible inventory and eligible equipment (subject to certain reserves). The Forbearance Agreement also provided that we could elect to pay all or a portion of the interest that would accrue under the Credit Agreement as payment-in-kind, which would allow us to increase the principal balance of the loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provided for certain financial covenants, loosened the circumstances under which we would have to comply with a fixed charge coverage ratio, and eliminated all restrictions relating to cash dominion.

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

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of common stock and convertible securities by us below the then current exercise price of the Warrant. We also agreed to register for resale with the SEC the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on Successor Agent’s ability to exercise the Warrant, such that Successor Agent shall not be entitled to exercise the Warrant if the total number of shares of common stock then beneficially owned by Successor Agent, and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with Successor Agent’s other ownership of our common stock, exceeds 4.999% of the total number of issued and outstanding shares of our common stock (the “Threshold Percentage”). However, Successor Agent has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, Successor Agent shall not have the right to exercise the Warrant if the total number of shares of common stock then beneficially owned by Successor Agent, and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with Successor Agent’s other ownership of our common stock, exceeds 19.99%, unless shareholder approval is obtained by us, as may be required by the applicable rules and regulations of Nasdaq or any such other exchange on which our shares are then listed, or unless such shareholder approval requirement has been waived by Nasdaq. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of common stock that may be issued under the Warrant is limited to 19.99% of our outstanding shares of common stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by us to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of Nasdaq or any such other exchange on which our shares are then listed, or unless such shareholder approval requirement has been waived by Nasdaq.

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

As a result of the Repayment, all of the Obligations (as defined in the Credit Agreement) were satisfied in full and the Credit Agreement, the other Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements, and agreements related to the Credit Agreement terminated (collectively, the “Financing Documents”). As a result of the termination of the Credit Agreement, the Successor Agent, the Lenders and their respective participants, if any, have no further commitment to provide loans or other financial accommodations under the Credit Agreement or any of the other Loan Documents. We received confirmation (in the form of a customary payoff letter) of such termination from the Successor Agent on behalf of the Lenders.

Divestiture to HieFo Corporation

On April 30, 2024, we entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”) with HieFo, pursuant to which we agreed to transfer to HieFo substantially all of the assets primarily related to our discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation our indium phosphide wafer fabrication equipment, in consideration for a purchase price equal to $2.9 million in cash and assumption by HieFo of certain assumed liabilities (collectively, the “Chips Transaction”), $1.0 million of which was received by us in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.9 million of which was received by us upon closing of the Chips Transaction. The signing and closing of the Chips Transaction occurred simultaneously.

In connection with the Chips Transaction, we and HieFo entered into a transition services agreement pursuant to which we provided certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we and HieFo entered into a sublease pursuant to which we are subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at the Alhambra Facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024 (the “HieFo Sublease”).

Divestiture to Photonics Foundries

On October 11, 2023, we entered into an Asset Purchase Agreement, by and among us, PF, and the “Buyer, pursuant to which (i) we agreed to transfer to the Buyer, and Buyer agreed to assume, substantially all of the assets and liabilities primarily related to the Businesses, including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer agreed to provide a limited license back to us of the patents being sold to the Buyer. The PF Transaction excludes our chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses. The signing and closing of the PF Transaction occurred simultaneously, except with respect to our assets located in China. On November 30, 2023, we transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of our subsidiaries in China.

In connection with the PF Transaction, the parties entered into a transition services agreement pursuant to which we are providing certain migration and transition services to facilitate an orderly transition of the operation of the Businesses to the Buyer in the 12-month period following consummation of the PF Transaction, and we and the Buyer entered into a sublease pursuant to which we are subleasing to the Buyer one of our buildings (occupying approximately 12,500 square feet) at the Alhambra Facility: initially, for the 12-month period immediately following the closing of the PF Transaction without payment of rent and, for the period beginning October 12, 2024 and ending March 31, 2025, for rent in an amount approximately equal to the pro rata portion of the rent payable for such portion of the facility by us under our master lease. With respect to the Buyer’s assumption of that certain Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and among the Company, Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited, and Fastrain Technology Malaysia SDN. BHD (collectively, “Fastrain”), we (i) made a payment to Fastrain in the amount of approximately $0.4 million immediately prior to the closing of the PF Transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by Fastrain, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the PF Transaction and we will have the right to recover damages from PF and the Buyer.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our statement of operations and financial position. We develop estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available to us. The reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies.

Inventory Reserves

We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of revenue. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur, charges to write-down inventory. Inventory reserves for the fiscal years ended September 30, 2024 and 2023 was $11.5 million and $10.0 million, respectively. The increase in the reserve of $1.5 million was primarily due to our lower of cost or market analysis and changes in market conditions for certain of our products.

Impairment Estimates of Long-Lived Intangible and Other Assets

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property Plant, and Equipment (“ASC 360”). ASC 360 requires review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of finite-life intangible assets with estimated useful lives and other long-lived assets (property, plant, and equipment) is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset.

During the fiscal year ended September 30, 2024, the facility consolidation component of the May 2024 Restructuring included the completed closure of the two remaining buildings at the Alhambra Facility that were not part of the 2023 shutdown and discontinuance of the Broadband segment and defense optoelectronics product line. Operating activities related to our current inertial navigation business that were performed in these two remaining buildings were transferred to the Tinley Park Facility. These actions at our Alhambra Facility were an impairment indicator that led us to test long-lived assets on May 1, 2024. Recoverability of the long-lived assets was measured by comparing the carrying value of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that the carrying value was recoverable and no further impairment to long-lived assets was recorded.

During the fiscal year ended September 30, 2023, for the reporting unit formerly known as Aerospace & Defense, an indication of goodwill impairment (after electing to quantitatively test goodwill) was a trigger to test long-lived assets, and for the discontinued reporting unit formerly known as Broadband, the change in intended use of our leased facilities and right-of-use (ROU) assets due to the restructuring of our business led to reevaluating those retained asset groups. Recoverability of the long-

lived assets was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that certain of the asset groups was not recoverable, and an impairment of $1.4 million was recorded, as this was the amount by which the carrying value of the asset group exceeded the related estimated fair value, which was based on discounted future operating cash flows.

Impairment Assessment for Goodwill and Indefinite Lived Intangible Assets

We follow FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test and test of other indefinite lived intangible assets at least annually based on either an optional qualitative assessment (Step 0) or a quantitative analysis (Step 1) comparing the estimated fair value of a reporting unit or indefinite lived intangible asset to its carrying value as of the test date of July 1st each year, unless there are indications requiring a more frequent impairment test. Any impairment charges are based on the quantitative (Step 1) analysis.

The July 1, 2024 indefinite-lived intangible asset test included a certain Company trademark. The quantitative (Step 1) analysis performed over such trademark utilized the relief from royalty method of the income approach to determine the fair value. Per our analysis, it was concluded that the fair value of the trademark exceeded the $0.9 million carrying value of such trademark by greater than 10% and no impairment was recorded.

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

The July 1, 2023 quantitative (Step 1) analysis of goodwill utilized a weighted income and market approach concluded that the carrying value of the reporting unit that carried the goodwill, including goodwill (adjusted for trademark impairment) was greater than the fair value of equity of the reporting unit, and impairment expense of $19.0 million was recorded. After this impairment charge, the balance of goodwill at September 30, 2023 was reduced to zero.

Results of Operations

A discussion regarding our financial condition and results of operations for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023 is presented below.

	Year Ended September 30,
(in thousands, except percentages)	2024	2023	Change
Revenue	$85,896	$97,716	$(11,820)	(12.1)%
Cost of revenue	67,076	74,323	(7,247)	(9.8)
Gross profit	18,820	23,393	(4,573)	(19.5)
Operating expense:
Selling, general, and administrative	22,281	32,731	(10,450)	(31.9)
Research and development	12,922	17,910	(4,988)	(27.9)
Restructuring	2,219	—	2,219	100.0
Severance	2,919	27	2,892	10,711.1
Impairment	3,010	22,612	(19,602)	(86.7)
Loss (gain) on sale of assets	18	(1,147)	1,165	101.6
Total operating expense	43,369	72,133	(28,764)	(39.9)
Operating loss	(24,549)	(48,740)	24,191	49.6
Other expense:
Loss on extinguishment of debt and change in fair value of warrant liability	(4,660)	—	(4,660)	(100.0)
Interest expense, net	(1,195)	(751)	(444)	(59.1)
Other income (Note 15)	3,581	120	3,461	2,884.2
Total other expense	(2,274)	(631)	(1,643)	(260.4)
Loss from continuing operations before income tax expense	$(26,823)	$(49,371)	$22,548	45.7

Revenue

For the fiscal year ended September 30, 2024, revenue decreased by $11.8 million or 12.1% compared to the prior fiscal year primarily due to a decrease of $18.1 million from operations from the Budd Lake Facility as a result of the termination of the TAIMU program by a customer as well as a slowdown in demand associated with our BoRG program, offset by an increase of $6.1 million from operations at the Concord Facility, driven largely by increased shipments of the SDI500 Quartz MEMS IMU related to the MK48 and MK54 torpedo programs.

Gross Profit

Gross profit is revenue less cost of revenue. Cost of revenue consists of raw materials, compensation expense, depreciation, amortization and accretion expense, and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, gross profit as a percentage of revenue, which we refer to as gross margin, has fluctuated significantly due to revenue and production volumes over fixed manufacturing costs, product mix, manufacturing yields, and inventory charges (e.g., scrap factors, excess and obsolete, inventory valuation adjustments).

For the fiscal year ended September 30, 2024, gross profit decreased by $4.6 million or 19.5% and gross margin decreased from 23.9% to 21.9% compared to the prior fiscal year. The lower fiscal 2024 gross profit was largely due to the TAIMU and BoRG revenue declines from the TAIMU and BoRG programs as well as higher costs related to production yields and excess inventory charges at the Concord Facility.

Selling, General, and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel related expenditures for sales and marketing, IT, finance, legal, and human resources support functions.

For the fiscal year ended September 30, 2024, SG&A decreased by $10.5 million or 31.9% compared to the prior fiscal year primarily driven by compensation expense reduction as a result of headcount reductions described above in “Recent Developments - April 2023 Restructuring and May 2024 Restructuring”.

Research and Development

Research and development (“R&D”) include personnel related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to our future growth.

For the fiscal year ended September 30, 2024, R&D expense decreased by $5.0 million or 27.9% compared to the prior fiscal year primarily driven by the headcount reductions described above in “Recent Developments - April 2023 Restructuring and May 2024 Restructuring” which delivered compensation cost savings supported by discretionary cost management savings and a modest increase in costs directly correlated to contract revenue transferred from R&D into Cost of Revenue.

Restructuring

For the fiscal year ended September 30, 2024, restructuring expense totaled approximately $2.2 million associated with $0.9 million in expenses of the Chief Restructuring Officer, which we engaged in June 2024 in connection with the Credit Agreement and the Forbearance Agreement, $0.8 million in impairment of inventory at the Alhambra Facility, $0.3 million of impairment of the manufacturing execution system at the Alhambra Facility, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra Facility.

Severance

For the fiscal year ended September 30, 2024, severance totaled approximately $2.9 million. The significant expense in fiscal year ended September 30, 2024 was largely attributable to the completion of the restructuring plan announced on May 23, 2024, which included personnel reductions of approximately 40% of the workforce, including a CEO transition that accounted for $1 million of the severance. Additionally, there were other staff reductions earlier in the fiscal year ended September 30, 2024 that contributed to the higher severance expense. See "Recent Developments - April 2023 Restructuring and May 2024 Restructuring" for discussion on severance expense.

Impairment

For the fiscal year ended September 30, 2024, impairment charge totaled approximately $3.0 million, largely attributable to the full shutdown of the remaining Alhambra Facility that resulted in charges of $2.4 million for leasehold improvements and $0.5 million for ROU assets.

For the fiscal year ended September 30, 2023, impairment charge totaled approximately $22.6 million, largely attributable to a $19.0 million for goodwill, $1.1 million for intangible assets, and $1.4 million for ROU assets related to the abandonment of three buildings at the Alhambra Facility.

Gain on Sale of Assets

For the fiscal year ended September 30, 2023, gain on sale of assets totaled approximately $1.1 million primarily related to the consummation of the sale of the real property interests in the Tinley Park Facility.

Loss on Extinguishment of Debt and Change in Fair Value of Warrant Liability

During the fiscal year ended September 30, 2024, in consideration of the Forbearance Agreement, the Company issued the Warrant to the Successor Agent to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. The Company has and will continue to subsequently remeasure the fair value of the Warrant each reporting period as long as the Warrant remains classified as a liability with changes in the fair value reported in the caption “Loss on extinguishment of debt and change in fair value of warrant liability” on the consolidated statements of operations and comprehensive loss. We believe that the assumptions used in the calculations of fair value of the warrant liability represent the best estimates of fair value. As of September 30, 2024, using the Monte Carlo simulation valuation method, the fair value of the Warrant using Level 3 inputs was recorded as a $4.7 million non-current liability in the consolidated balance sheet and for the fiscal year ended September 30, 2024 the corresponding net expense of $2.6 million and $4.7 million is included in “Loss on extinguishment of debt and change in fair value of warrant liability” in the consolidated statements of operations and comprehensive loss.

Interest Expense, net

For the fiscal year ended September 30, 2024, interest expense, net was approximately $1.2 million primarily related to us voluntarily prepaying in full all amounts outstanding and payable in connection with the termination of the Credit Agreement. The total amount repaid by the Company of approximately $9.4 million consisted of approximately $0.8 million of accrued interest, including interest that would have accrued through the one-year anniversary of the Forbearance Agreement, approximately $0.1 million of prepayment premium and approximately $0.1 million of customary expenses of the Successor Agent and the New Lenders.

Other Income

For the fiscal year ended September 30, 2024, other income totaled approximately $3.6 million primarily related to (i) an adjustment in ARO of $2.1 million in connection with the HieFo Sublease, pursuant to which Hiefo assumed end-of-lease remediation liabilities with respect to certain buildings at the Alhambra Facility and (ii) $1.7 million as a result of a negotiated business settlement related to the acquisition of S&N.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Inertial Navigation business. As a result of our recent operating cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. In addition, on November 7, 2024, we entered into the Merger Agreement with Parent, Parent Group Member, and Merger Sub – see “Aerosphere Power Merger Agreement” in “Recent Developments” above for additional information related to the Merger Agreement. As of September 30, 2024, cash and cash equivalents totaled $10.8 million and net working capital totaled $36.6 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line, we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction on April 30, 2024. In May 2024, we initiated the May 2024 Restructuring. Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. The full closure of the Alhambra Facility was completed during the quarter ending September 30, 2024. Primarily as a result of these restructurings, we (i) eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra Facility (including sublease of three of the five buildings at the Alhambra Facility pursuant to the Chips Transaction and PF Transaction and the additional sublease of another building to other third parties) and seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF pursuant to the PF Transaction, and plan to relocate personnel at the Concord Facility to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities. The personnel reduction actions that we have taken in connection with the May 2024 Restructuring have resulted in annualized cost savings of approximately $17.0 million, exclusive of severance costs. One-time employee severance and termination costs related to the May 2024 Restructuring of approximately $2.9 million were incurred during the fiscal year ended September 30, 2024. During the fiscal year ended September 30, 2024, we also incurred $2.2 million of restructuring expense including $0.9 million in expenses of the Chief Restructuring Officer, which we engaged in June 2024 in connection with the Credit Agreement and the Forbearance Agreement,$0.8 million in impairment of inventory at the Alhambra Facility, $0.3 million of impairment of the manufacturing execution system at the Alhambra Facility, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra Facility.
•On April 30, 2024, we entered into the HieFo Purchase Agreement with HieFo, with respect to the Chips Transaction for a purchase price equal to $2.9 million in cash and assumption by HieFo of certain assumed liabilities, $1.0 million of which was received by us in the quarter ended December 31, 2023 and $1.9 million of which was received by us upon closing of the Chips Transaction on April 29, 2024. We and HieFo also entered into a transition services agreement pursuant to which we provided certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we and HieFo entered into a sublease pursuant to which we are subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at the Alhambra Facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024.
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

Our existing balances of cash and cash equivalents, cash flows from operations, together with additional actions we may take to further reduce our expenses and/or additional funds we may receive if we elect to raise capital through additional debt or equity issuances or from our efforts to monetize certain assets, are anticipated to provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of the September 30, 2024 consolidated financial statements. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above or raising additional financing, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders. Accordingly, substantial doubt about our ability to continue as a going concern exists. The accompanying consolidated financial statements have been prepared on a going concern basis, as the going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We continue to explore a range of options to further address our capitalization and liquidity, and on November 7, 2024, we entered into the Merger Agreement with Parent, Parent Group Member, and Merger Sub – see “Aerosphere Power Merger Agreement” in “Recent Developments” above for additional information related to the Merger Agreement. If we raise funds by issuing debt securities or incurring loans, this form of financing would have rights, preferences, and privileges senior to those of holders of our common stock. The availability and the terms under which we can borrow additional capital could be disadvantageous, and the terms of debt securities or borrowings could impose significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of our common stock. There can be no assurances that any additional debt or equity financing would be available to us or if available, that such financing would be on favorable terms to us. In addition, if adequate funds are not available to fund our future operations, we may need to curb our business plans, which could have a material adverse impact on our business prospects and results of operations.

Cash Flow

	Year Ended September 30,
(in thousands, except percentages)	2024	2023	Change
Net cash used in operating activities - continuing operations	$(5,521)	$(30,270)	$24,749	81.8%
Net cash provided by investing activities	$31	$9,155	$(9,124)	(99.7)%
Net cash (used in) provided by financing activities	$(10,642)	$24,400	$(35,042)	(143.6)%

Operating Activities

For the fiscal year ended September 30, 2024, operating activities for continuing operations used cash of $5.5 million, primarily due to net loss from continuing operations of $26.9 million offset by adjustments for non-cash charges, including depreciation, amortization, and accretion expense of $5.5 million, impairment of long-lived asset charges of $3.0 million, and losses on extinguishment of debt and changes in fair value of warrant liability of $4.7 million and further offset by $9.4 million in changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of a decrease in contract assets of $7.2 million predominantly due to a favorable modification in the billing schedule of a large customer contract, a decrease in inventory of $3.8 million due to higher shipments from the Concord Facility, a decrease in accounts receivable of $1.1 million due to lower revenue, and a decrease in other assets of $1.9 million due to a decrease in prepaid expenses offset by a decrease in accrued expenses and other current liabilities of $3.4 million driven by lowered accrued compensation related to reduction in headcount and a decrease in accounts payable of $1.1 million due to strict monitoring of expenditures.

For the fiscal year ended September 30, 2023, operating activities used cash of $30.3 million, primarily due to net loss from continuing operations of $49.4 million and adjustments for non-cash charges, including depreciation, amortization, and accretion expense of $4.8 million, stock-based compensation expense of $5.4 million, an impairment charge of $22.6 million offset by a revision in the estimate of ARO of $2.1 million and a gain on disposal of assets of $1.1 million. The change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.9 million, an increase in customer deposits of $3.7 million, and a decrease in accounts payable of $0.5 million, offset by a decrease in contract assets of $4.6 million, a decrease in inventory of $6.0 million, a decrease in other assets of $3.2 million, an increase in ROU liability of $0.9 million, and an increase in accrued expenses and other current liabilities of $0.3 million.

We used cash from operating activities for continuing operations of approximately $5.5 million in the fiscal year ended September 30, 2024 and anticipate that, for the fiscal year ending September 30, 2025, our operating activities for continuing operations may provide approximately $1.0 million to $2.5 million. The cash we use in, or that is provided by, our operating activities can vary significantly due to a variety of factors, including changes in revenue, inventory, cost of materials, professional fees (including those associated with strategic activities), expenses related to additional restructuring activities that we may decide to implement in the future, and other factors.

Investing Activities

For the fiscal year ended September 30, 2024, investing activities provided cash of $31.0 thousand, primarily due to the sale of property, plant and equipment.

For the fiscal year ended September 30, 2023, investing activities provided cash of $9.2 million, primarily due to $10.9 million in proceeds from the disposal of property, plant and equipment.

For the fiscal year ending September 30, 2025 our investing activities are expected to use cash of $1.3 million.

Financing Activities

For the fiscal year ended September 30, 2024, financing activities used cash of $10.6 million, primarily due to the repayment of our credit facilities.

For the fiscal year ended September 30, 2023, financing activities provided cash of $24.4 million, primarily due to proceeds from sale of common stock, net of issuance costs, of $31.0 million, offset by payments to our line of credit of $6.9 million

Contractual Obligations and Commitments

Contractual obligations and commitments over the next five fiscal years are summarized in the table below and are presented as of September 30, 2024:

(in thousands)	Total	Less Than a Year	1 to 3 Years	4 to 5 Years	Over 5 Years
Purchase obligations	$12,459	$12,067	$392	$—	$—
Asset retirement obligations	2,378	—	2,086	—	292
Operating lease obligations	34,975	4,137	5,829	2,830	22,179
Pension obligations	5,388	569	1,113	1,106	2,600
Total contractual obligations and commitments	$55,200	$16,773	$9,420	$3,936	$25,071

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to consolidated cash flows of the Company.

Purchase Obligations

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of September 30, 2024. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on business needs prior to the delivery of goods or performance of services. The purchase obligations of $12.5 million as of September 30, 2024, set forth above primarily relates to open purchase orders to our component suppliers, service partners, and other vendors.

Asset Retirement Obligations

We have known conditional Asset Retirement Obligation (“ARO”) conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. ARO includes assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing and obliged party of settling the ARO. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to ARO.

Operating Lease Obligations

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to operating lease obligations.

Pension Obligations

Future pension obligation payments are subject to revaluation and are dependent on pension fund asset performance and pension obligation valuation assumptions. See Note 8 – Benefit Plans in the Notes to Consolidated Financial Statements for additional information related to pension obligations.

Off-Balance Sheet Arrangements

EMS Guarantee

In addition to the operating leases as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, in connection with the PF Transaction, with respect to the Buyer’s assumption of that certain Fastrain Manufacturing Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and among the Company, Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited, and Fastrain Technology Malaysia SDN, we provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, we will have the right to require the Buyer to reassign to us all intellectual property assigned to the Buyer in the PF Transaction and we will have the right to recover damages from PF and the Buyer.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

EMCORE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,291	$26,211
Restricted cash	495	495
Accounts receivable, net of credit loss of $173 and $356, respectively	14,342	15,575
Contract assets	1,182	8,402
Inventory	25,065	28,905
Prepaid expenses	3,504	4,612
Other current assets	137	922
Assets held for sale - current	—	7,264
Total current assets	55,016	92,386
Property, plant, and equipment, net	7,868	15,517
Operating lease right-of-use assets	18,094	21,564
Intangible assets, net	10,289	12,245
Other non-current assets	2,646	2,201
Total assets	$93,913	$143,913
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,563	$9,683
Accrued expenses and other current liabilities	5,220	8,471
Contract liabilities	1,424	1,630
Loan payable - current	—	852
Financing payable	587	460
Operating lease liabilities - current	2,668	3,033
Liabilities held for sale - current	—	4,662
Total current liabilities	18,462	28,791
Line of credit	—	6,418
Loan payable - non-current	—	3,330
Operating lease liabilities - non-current	18,247	20,882
Asset retirement obligations	2,378	4,194
Other long-term liabilities	4,660	8
Total liabilities	43,747	63,623
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value,100,000 shares authorized; 9,764 shares issued and 9,073 shares outstanding as of September 30, 2024; 8,401 shares issued and 7,711 shares outstanding as of September 30, 2023	825,625	825,119
Treasury stock at cost; 691 shares as of September 30, 2024 and September 30, 2023	(47,721)	(47,721)
Accumulated other comprehensive income	958	350
Accumulated deficit	(728,696)	(697,458)
Total shareholders’ equity	50,166	80,290
Total liabilities and shareholders’ equity	$93,913	$143,913
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended September 30,
(in thousands, except per share data)	2024	2023
Revenue	$85,896	$97,716
Cost of revenue	67,076	74,323
Gross profit	18,820	23,393
Operating expense:
Selling, general, and administrative	22,281	32,731
Research and development	12,922	17,910
Restructuring (Note 16)	2,219	—
Severance (Note 16)	2,919	27
Impairment of long-lived assets	3,010	22,612
Loss (gain) on sale of assets	18	(1,147)
Total operating expense	43,369	72,133
Operating loss	(24,549)	(48,740)
Other expense:
Loss on extinguishment of debt and change in fair value of warrant liability	(4,660)	—
Interest expense, net	(1,195)	(751)
Other income (Note 15)	3,581	120
Total other expense	(2,274)	(631)
Loss from continuing operations before income tax expense	(26,823)	(49,371)
Income tax expense from continuing operations	(29)	(42)
Net loss from continuing operations	$(26,852)	$(49,413)
Loss from discontinued operations	$(4,386)	$(25,946)
Net loss	$(31,238)	$(75,359)
Pension adjustment	608	(91)
Comprehensive loss	$(30,630)	$(75,450)
Per share data:
Net loss on continuing operations per share, basic and diluted	$(2.98)	$(9.59)
Net loss on discontinued operations per share, basic and diluted	$(0.49)	$(5.04)
Net loss per share, basic and diluted	$(3.46)	$(14.63)
Weighted-average number of shares outstanding, basic and diluted	9,020	5,151
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended September 30,
(in thousands)	2024	2023
Shares of common stock
Balance, beginning of period	7,711	3,759
Stock-based compensation	1,362	146
Sale of common stock	—	3,806
Balance, end of period	9,073	7,711
Value of common stock
Balance, beginning of period	$825,119	$787,347
Stock-based compensation	548	6,888
Stock issuance costs	(18)	—
Tax withholding paid on behalf of employees for stock-based awards	(24)	(164)
Sale of common stock	—	31,048
Balance, end of period	825,625	825,119
Treasury stock, beginning and end of period	(47,721)	(47,721)
Accumulated other comprehensive income
Balance, beginning of period	350	441
Pension adjustment	608	(91)
Balance, end of period	958	350
Accumulated deficit
Balance, beginning of period	(697,458)	(622,099)
Net loss	(31,238)	(75,359)
Balance, end of period	(728,696)	(697,458)
Total shareholders’ equity	$50,166	$80,290
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(31,238)	$(75,359)
Less: Loss from discontinued operations, net of tax	(4,386)	(25,946)
Loss from continuing operations	(26,852)	(49,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,507	4,848
Provision adjustments related to ARO	(2,060)	—
Stock-based compensation expense	548	5,438
Provision adjustments related to credit loss	96	193
Provision adjustments related to product warranty	130	120
Loss (gain) on sale of assets	18	(1,147)
Impairment of long-lived asset charges	3,010	22,612
Loss on extinguishment of debt and change in fair value of warrant liability	4,660	—
Total non-cash adjustments	11,909	32,064
Changes in operating assets and liabilities:
Accounts receivable	1,137	(1,946)
Contract assets	7,219	(4,599)
Inventory	3,840	(5,989)
Other assets	1,914	3,197
Accounts payable	(1,121)	(522)
Contract liabilities	(206)	(3,670)
Financing payable	128	—
Operating lease liabilities - current	(109)	862
Accrued expenses and other current liabilities	(3,380)	(254)
Total change in operating assets and liabilities	9,422	(12,921)
Net cash used in operating activities - continuing operations	(5,521)	(30,270)
Net cash provided by (used in) operating activities - discontinued operations	212	(3,367)
Net cash used in operating activities	(5,309)	(33,637)
Cash flows from investing activities:
Purchase of property, plant, and equipment	—	(1,856)
Acquisition of business, net of cash acquired	—	96
Proceeds from disposal of property, plant, and equipment	31	10,915
Net cash provided by investing activities - continuing operations	31	9,155
Net cash provided by investing activities - discontinued operations	—	315
Net cash provided by investing activities	31	9,470
Cash flows from financing activities:
Proceeds from borrowings from credit facilities	—	393
Payments towards borrowings from credit facilities	(10,600)	(6,877)
Proceeds from sale of common stock	—	34,249
Payments of issuance costs related to sales of common stock	(18)	(3,201)
Payments of taxes related to net share settlement of equity awards	(24)	(164)
Net cash (used in) provided by financing activities	(10,642)	24,400
Effect of exchange rate changes provided by foreign currency	—	854
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,920)	1,087
Cash, cash equivalents, and restricted cash at beginning of period	26,706	25,619

Cash, cash equivalents, and restricted cash at end of period	$10,786	$26,706
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$571	$1,230
Cash paid during the period for income taxes	$23	$146
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(775)	$(373)
Changes in accounts payable related to financing	$—	$460
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024 and 2023

NOTE 1.    Description of Business

We are a leading provider of sensors and navigation systems for the aerospace and defense market. We leverage industry-leading Photonic Integrated Chip (“PIC”) and Quartz Micro Electro-Mechanical System (“QMEMS”) chip-level technology to deliver state-of-the-art component and system-level products across our end-market applications. Over the last six years, EMCORE has expanded its scope and portfolio of inertial sensor products through the acquisitions of Systron Donner Inertial, Inc. (“SDI”) in June 2019, the Space and Navigation (“S&N”) business of L3Harris Technologies, Inc. in April 2022, and the Fiber Optic Gyroscope (“FOG”) and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. in August 2022. Our multi-year transition from a broadband company to an inertial navigation company has now been completed following the sales of (i) our cable TV, wireless, sensing and defense optoelectronics business lines in October 2023 and (ii) our chips product line and indium phosphide wafer fabrication operations in April 2024.

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ, Concord, CA, and Tinley Park, IL. These facilities support our manufacturing strategy for FOG, Ring Laser Gyro (“RLG”), PIC, and QMEMS products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Concord, CA and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

Our operations include quartz wafer fabrication, device design and production, fiber optic module and subsystem design and manufacture, and PIC-based and QMEMS-based component design and manufacture. Many of our manufacturing operations are computer-monitored or controlled to enhance production output and statistical control. Our manufacturing processes involve extensive quality assurance systems and performance testing.

NOTE 2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the assets, liabilities, shareholders’ equity, and operating results of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity.

Discontinued Operations

In April 2023, we initiated a restructuring program that included the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent to sell our Broadband business segment (other than our chips product line) and our defense optoelectronics product line and (ii) in consideration of ongoing negotiations for the sale of the chips business. Given the prospective sale of the Broadband business segment and defense optoelectronics product line, we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We ceased operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023. In accordance with the authoritative guidance for discontinued operations (Accounting Standards Codification (“ASC”) 205-20), the Company determined that these business lines met held-for sale and discontinued operations accounting criteria during the quarter ended September 30, 2023. Accordingly, the Company classified the results of these business lines as discontinued operations in its consolidated statements of operations and comprehensive loss for all periods presented. Additionally, the related assets and liabilities associated with these business lines were classified as held for sale in the September 30, 2023 consolidated balance sheet. See Note 17— Discontinued Operations for additional information.

In October 2023, the Company entered into an Asset Purchase Agreement with Photonics Foundries, Inc., a Delaware corporation (“PF”) and Ortel LLC, a Delaware limited liability company and wholly-owned subsidiary of PF (the “Buyer”), and consummated a transaction pursuant to which (i) the Company transferred to the Buyer, and Buyer assumed, substantially all of the assets and liabilities primarily related to the Company’s TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Buyer provided a limited license back to the Company of the patents being sold to the Buyer (the “PF Transaction”). Also in October 2023, the Company entered into a non-binding letter of intent with Asia-Pacific Environment Investment Limited (“APEI”) to sell substantially all of the assets and liabilities related to the Company’s chips business, including assets related to the Company’s indium phosphide wafer fabrication operations. On April 30, 2024, the Company entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”) with HieFo Corporation, a Delaware corporation and affiliate of APEI (“HieFo”), pursuant to which the Company transferred to HieFo substantially all of the assets primarily related to the Company’s discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation the Company’s indium phosphide wafer fabrication equipment, in consideration for a purchase price equal to $2.9 million in cash and assumption by HieFo of certain assumed liabilities (collectively, the “Chips Transaction”).

Going Concern Basis

The consolidated financial statements included herein have been prepared in accordance with GAAP assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced significant losses from operations and used a significant amount of cash, amounting to a net loss of $31.2 million and net cash outflows from operations of $5.5 million for the fiscal year ended September 30, 2024, and we expect to continue to incur losses and use cash in our operations. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity. As of September 30, 2024, our cash and cash equivalents totaled $11 million.

We are evaluating the sufficiency of our existing balances of cash and cash equivalents, cash flows from continuing operations, together with additional actions we could take to further reduce our expenses and/or potentially raising capital through additional debt or equity issuances, or from the potential monetization of certain assets. In addition, on November 7, 2024, we entered into the Merger Agreement with Parent, Parent Group Member, and Merger Sub – see “Aerosphere Power Merger Agreement” in “Note 18 – Subsequent Events” below for additional information related to the Merger Agreement. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our previously announced restructuring program, or raising additional funds if we elect to do so, and as a result substantial doubt about our ability to continue as a going concern exists.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable, inventories, long-lived assets, product warranty liabilities, legal contingencies, income taxes, asset retirement obligations, and pension obligation, as well as the evaluation associated with the going concern determination.

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

Inventory

Inventory is stated at the lower of cost or net realizable value (first-in, first-out). Inventory that is expected to be used within the next 12 months is classified as current inventory. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on assumptions about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of revenue. We evaluate inventory levels at least quarterly against an estimate of future demand on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur, charges to write-down of inventory. The allowance for excess and obsolete inventory for the fiscal years ended September 30, 2024 and 2023 was $11.5 million and $10.0 million, respectively. See Note 5 - Inventory for additional information.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. We depreciate equipment over three to seven years, furniture and fixtures over five years, computer hardware and software over three to five years. Leasehold improvements are amortized over the lesser of the asset life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. See Note 6 - Property, Plant, and Equipment, net for additional information.

Goodwill and Intangible Assets

Intangible assets of the Company that are considered to have an indefinite life include goodwill and a certain Company trademark. Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires the completion of a goodwill impairment test and test of other indefinite lived intangible assets at least annually based on either an optional qualitative assessment (Step 0) or a quantitative analysis (Step 1) comparing the estimated fair value of a reporting unit or indefinite lived intangible asset to its carrying value as of the test date which is July 1st for the Company. See Note 7 - Intangible Assets and Goodwill for discussion on the impairment of all goodwill in the fiscal year ended September 30, 2023.

Valuation of Long-lived Assets

Long-lived assets consist primarily of finite-life intangible assets, net and property, plant, and equipment, net. Since long-lived assets are subject to amortization and depreciation/amortization, we review these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment. Intangible assets that are not considered to have an indefinite useful life are itemized in Note 7 - Intangible Assets and Goodwill and are amortized over their useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset or asset group is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group exceeds the carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in operations, and estimated salvage values.

Leases

The Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the

Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, current operating lease liabilities, and non-current operating lease liabilities in the Company’s consolidated balance sheets. See Note 12 - Commitments and Contingencies for additional information.

Asset Retirement and Environmental Obligations

Pursuant to ASC 410, Asset Retirement and Environmental Obligations (“ARO”), an ARO is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an ARO, a company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, and/or amortization. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling ARO liabilities. See Note 12 - Commitments and Contingencies for additional information.

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

The investments in the Pension Plan are measured at fair value using quoted market prices or the net asset value per share as a practical expedient. The projected benefit obligations associated with the Pension Plan are determined based on actuarial models utilizing mortality tables and discount rates applied to the expected benefit term. See Note 8 - Benefit Plans for additional information.

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

Cash and cash equivalents consist primarily of bank deposits or highly liquid short-term investments with a maturity of three months or less at the time of purchase. Restricted cash represents cash temporarily reserved by the Company. Cash, cash equivalents, and restricted cash are based on Level 1 measurements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, contract assets, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, and contract liabilities approximate fair value because of the short maturity of these instruments.

The Company values its outstanding Warrant (as defined in Note 10 - Credit Agreement below), which is classified as a liability, using the Monte Carlo Simulation for option pricing, a Level 3 fair value measurement with the assistance of a third-party valuation specialist. The significant unobservable inputs used by the specialists include, in each case of September 30,

2024, the expected volatility of 72.55% (based on historical daily stock price returns over a look-back period equal to the simulation term), a risk-free rate of 3.75%, a stock price of $2.21, a strike price of $2.73, an expected term of 9.58 years, a dividend yield of 0.00%, and an annual growth rate of 3.00% in shares outstanding. Changes in these inputs could result in materially different fair value measurements. Furthermore, the specialist assumed that the forced exercise provision will be enacted in all possible circumstances, that there could be replacement warrants granted on four separate dates with four unique strike prices, and that the probability of the put right being exercised is de minimis. The Company has and will continue to subsequently remeasure the fair value of the Warrant each reporting period as long as the Warrant remains classified as a liability, with changes in the fair value reported in loss on extinguishment of debt and change in fair value of warrant liability on the consolidated statements of operations and comprehensive loss. See Note 10 - Credit Agreement for the value of the Warrant calculated upon Issuance Date of April 29, 2024 and as of September 30, 2024.

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

The majority of revenues are from product sales to customers pursuant to purchase orders. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. When we perform shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

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

In addition, we follow the percentage of completion method of revenue recognition for contracts typically for products specific to the customer and for which there is no alternative use for the product. We recognize revenue progressively as the customer takes control of the manufactured products built to customer specifications. Under these manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built.

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

Accounts Receivable, Net

Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. We maintain an allowance for credit loss to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, and collateral to the extent applicable.

Contract Assets

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified as current assets and transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms.

Contract Liabilities

A contract liability is recognized when the Company has billed and received payment from a customer, but has not yet earned revenue. Contract liabilities are classified as current liabilities and transferred to revenue when revenue recognition standards have been met.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for long-term contracts for which control has not transferred to the customer. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $11.2 million. The Company expects to recognize revenue on the remaining performance obligations by the end of fiscal year 2025.

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

Disaggregation of Revenue

For additional information on the disaggregated revenues by geographical region and major product category, see Note 14 – Revenue Information.

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

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. We have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to the ability to utilize net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in the ability to realize deferred tax assets for which a valuation allowance has been established, then the tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the tax provision may increase in the period in which we make the determination. See Note 11 - Income and Other Taxes for additional information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhanced the segment reporting requirements by introducing additional disclosure obligations, including significant segment expenses. The new standard is effective for annual periods beginning after December 15, 2023. This accounting standard is effective in the first quarter of the Company's fiscal year ended September 30, 2025. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

NOTE 3.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	September 30,
(in thousands)	2024	2023
Cash	$10,265	$4,332
Cash equivalents	26	21,879
Restricted cash	495	495
Total cash, cash equivalents, and restricted cash	$10,786	$26,706

NOTE 4.    Accounts Receivable, net, Contract Assets, and Contract Liabilities

The components of accounts receivable, net consisted of the following:

	September 30,
(in thousands)	2024	2023
Accounts receivable, gross	$14,515	$15,931
Allowance for credit loss	(173)	(356)
Accounts receivable, net	$14,342	$15,575

The following table summarizes changes in the allowance for credit loss:

	Year Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$356	$337
Provision adjustment - expense, net of recoveries	96	193
Write-offs and other deductions	(279)	(174)
Balance at end of period	$173	$356

Certain of our customers are billed based on fee schedules that are agreed upon in each customer contract. Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time and were $1.1 million and $8.4 million as of September 30, 2024 and 2023, respectively. Contract liabilities represent payments received in advance of providing services under certain contracts and were $1.4 million and $1.6 million as of September 30, 2024 and 2023, respectively. Revenue recognized in the fiscal years ended September 30, 2024 and 2023 relating to contract liabilities as of the beginning of the respective fiscal year was $1.4 million and $5.3 million, respectively.

NOTE 5.    Inventory

The components of inventory consisted of the following:

	September 30,
(in thousands)	2024	2023
Raw materials	$15,770	$14,503
Work-in-process	6,954	9,766
Finished goods	2,341	4,636
Inventory	$25,065	$28,905

NOTE 6.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	September 30,
(in thousands)	2024	2023
Equipment	$11,848	$31,658
Furniture and fixtures	313	1,576
Computer hardware and software	2,780	3,220
Leasehold improvements	96	9,442
Construction in progress	490	2,508
Property, plant, and equipment, gross	15,527	48,404
Accumulated depreciation	(7,659)	(32,887)
Property, plant, and equipment, net	$7,868	$15,517

Depreciation expense totaled $3.3 million and $2.7 million during the fiscal years ended September 30, 2024 and 2023, respectively. During the fiscal years ended September 30, 2024 and 2023, the Company sold certain equipment and recognized a loss (gain) on sale of assets of $18.1 thousand and $(1.1) million.

During the fiscal year ended September 30, 2024, there was a long lived-asset impairment of leasehold improvements, net of $2.4 million attributable to the full shutdown of the remaining Alhambra Facility.

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

Long-lived assets consist of property, plant, and equipment. As of September 30, 2024 and 2023, approximately all of our long-lived assets were located in the United States.

NOTE 7.    Intangible Assets and Goodwill

Intangible assets are amortized on a straight-line basis over the estimated useful life of: (a) 7.0 years for patents, (b) 8.0 years for customer relationships, and (c) 2.0-8.0 years for technology. A certain Company trademark is indefinite-lived.

The following table summarizes changes in intangible assets, net:

	September 30,
(in thousands)	2024	2023
Balance at beginning of period	$12,245	$14,790
Additions from acquisition	—	1,470
Write-off due to impairment	—	(2,125)
Amortization	(1,956)	(1,890)
Balance at end of period	$10,289	$12,245

As of September 30, 2024 and 2023, trademarks were approximately $0.9 million and $2.2 million.

During the fiscal year ended September 30, 2024, in accordance with ASC 350, the Company performed a quantitative (Step 1) analysis to determine the fair value of a certain Company trademark. The Company utilized the relief from royalty method and concluded that the fair value exceeded the carrying value of such trademark of $0.9 million. Key assumptions utilized in the determination of fair value include expected future revenues and estimated royalty rates. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

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

During the fiscal year ended September 30, 2023, the projects related to EMCORE Chicago's acquired IPR&D were completed and were classified as technology assets and assigned an eight-year useful life. With respect to a certain IPR&D project arising from the acquisition of S&N, it was determined during the fiscal year ended September 30, 2023, that the Company would abandon the project underlying the remaining IPR&D and the carrying value of $0.8 million was impaired.

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

(in thousands, except weighted average remaining life)	September 30, 2024
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.7	$16,901	$(10,896)	$6,005
Customer relationships	5.9	4,690	(1,261)	3,429
Definite-lived intangible assets total		$21,591	$(12,157)	$9,434

(in thousands, except weighted average remaining life)	September 30, 2023
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	6.5	$16,901	$(9,527)	$7,374
Customer relationships	6.9	4,690	(674)	4,016
Definite-lived intangible assets total		$21,591	$(10,201)	$11,390

Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2024 is as follows:

(in thousands)	Amount
2025	$1,929
2026	1,527
2027	1,504
2028	1,491
2029	1,474
Thereafter	1,509
Total amortization expense	$9,434

During the fiscal year ended September 30, 2023, in accordance with ASC 350, the Company performed a quantitative (Step 1) analysis of goodwill utilizing a weighted income and market approach and concluded that the carrying value of the reporting unit that carried the goodwill (adjusted for trademark impairment) was greater than the fair value of equity of the reporting unit, and impairment expense of $19.0 million was recorded. As a result of this impairment charge, the goodwill balance was reduced to zero at September 30, 2023. Key assumptions utilized in the determination of fair value include forecasted financial performance of the Company. While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.

NOTE 8.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the fiscal years ended September 30, 2024 and 2023.

The following table presents the benefit obligation, fair value of the plan assets, and funded status of the plan:

	September 30,
(in thousands)	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of period	$6,714	$7,332
Service cost	105	105
Interest cost	370	372
Actuarial losses (gains)	440	(461)
Benefits paid	(613)	(634)
Benefit obligation at end of year	$7,016	$6,714
Change in Plan Assets
Fair value at beginning of period	$8,621	$9,469
Actual return on plan assets	1,354	(214)
Benefits paid	(613)	(634)
Fair value at end of year	$9,362	$8,621
Funded Status
Funded status at end of year	$2,346	$1,907
Amounts Recognized in Balance Sheets
Non-current assets	$2,346	$1,907
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss (gain)	$(958)	$(350)
Net periodic pension cost
Service cost	$105	$105
Interest cost	370	372
Expected return on plan assets	(305)	(337)
Net periodic pension cost	$169	$140
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (gain) loss	$(608)	$91
Total (gain) loss recognized in other comprehensive loss	$(608)	$91
Actuarial Loss (Gain) by Source
Updated census	$(91)	$(255)
Updated mortality	(54)	—
Updated discount rate	585	(206)
Total	$440	$(461)
Estimated Future Benefit Payments
2025	$569	$613
2026	550	575
2027	563	555

2028	555	567
2029	551	558
Thereafter	2,600	2,668
Total	$5,388	$5,536
Weighted Average Assumptions to Determine Benefit Obligations at Year End
Discount rate	4.9%	5.9%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	5.9%	5.6%
Rate of compensation increase	N/A	N/A
Expected long-term return on plan assets	3.7%	3.7%

Net pension asset is included as a component of other non-current assets on the consolidated balance sheets as of September 30, 2024 and 2023. As of September 30, 2024 and 2023, the Pension Plan assets consisted primarily of cash and cash equivalents. We manage a liability driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for each of the fiscal years ended September 30, 2024 and 2023 was approximately $1.0 million and $1.3 million, respectively.

NOTE 9.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	September 30,
(in thousands)	2024	2023
Compensation	$3,129	$5,980
Warranty	675	864
Commissions	72	468
Professional fees	605	493
Other	739	666
Accrued expenses and other current liabilities	$5,220	$8,471

The following table summarizes the changes in product warranty accrual accounts:

	Year Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$864	$911
Provision for product warranty expense	130	120
Adjustments and utilization of warranty accrual	(319)	(167)
Balance at end of period	$675	$864

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

On April 29, 2024, Wingspire, HCP-FVU, LLC, HCP Fund V-FVU, LLC and Bessel Holdings LLC (each an affiliate of Hale Capital Management, L.P. and collectively, “Hale” or “New Lenders”), and HCP-FVU, LLC, as administrative agent for New Lenders (in such capacity, the “Successor Agent”) entered into an Assignment Agreement (the “Assignment Agreement”) pursuant to which Hale acquired all of Wingspire’s interest in the credit facilities extended by Wingspire to the Company pursuant to the Credit Agreement and all of the Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements and agreements relating to the Credit Agreement. In connection with the Assignment Agreement, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with S&N and EMCORE Chicago, Hale, and the Successor Agent dated April 29, 2024 (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Hale agreed: (i) not to accelerate the obligations or exercise other default remedies under the Credit Agreement and related documents; (ii) not to enforce any of the provisions or terms of the Credit Agreement and the related collateral documents relating to the occurrence of one or more cash dominion trigger events; and (iii) to direct the Successor Agent not to accelerate the obligations, exercise default remedies or take any such enforcement action or enforcement of provisions under the Credit Agreement and related documents during the period (the “Forbearance Period”) beginning on April 29, 2024 through the earliest of: (i) May 31, 2024; (ii) the date that any breach or default occurs or is determined to have occurred under the Credit Agreement or any other related document, including the Forbearance Agreement; and (iii) the date that the Company initiates any judicial, administrative or arbitration proceeding against Hale or the Successor Agent. The Forbearance Agreement also amended the Credit Agreement, to, among other things, set a fixed interest rate of 12% per annum (with an additional 6% upon the occurrence and during the continuance of an event of default, which shall not apply during the Forbearance Period to any of the events of default as to which the forbearance applies) on each loan. The Forbearance Agreement reduced the aggregate principal amount that we could draw under the revolving credit facility from $40.0 million to $4.6 million, subject to a borrowing base consisting of eligible accounts receivable, eligible inventory and eligible equipment (subject to certain reserves). The Forbearance Agreement also provided that the Company could elect to pay all or a portion of the interest that would accrue under the Credit Agreement as payment-in-kind, which would allow the Company to increase the principal balance of the Loans due and payable upon maturity, rather than making interest payment in cash. In addition, the Forbearance Agreement provided for certain financial covenants, loosened the circumstances under which the Borrowers would have to comply with a fixed charge coverage ratio, and eliminated all restrictions relating to cash dominion.

On April 29, 2024 (the “Issuance Date”), in consideration of the Forbearance Agreement, the Company issued to the Successor Agent a warrant (the “Warrant”) to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. Under the terms of the Warrant, we have a right to force Successor Agent to exercise the Warrant under certain Forced Exercise Conditions (as defined in the Warrant) and issue a replacement warrant, and Successor Agent has a right to require us to purchase the unexercised portion of the Warrant under certain circumstances, including upon a Fundamental Transaction (as defined in the Warrant). If we are required to purchase the unexercised portion of the Warrant, we may elect to pay such repurchase price in the form of an unsecured promissory note. The Company accounted for the Warrant in accordance with ASC 815-40 Derivatives and Hedging - Contract in Entity's Own Equity and ASC 470-50 Debt - Modifications and Extinguishments. As there are provisions in the Warrant agreement that indicate that neither of the two criteria necessary for equity classification are met, the Company recorded the Warrant’s fair value using the Black-Scholes valuation method on date of issuance of approximately $5.1 million as a non-current liability in the consolidated balance sheet. As the Company was legally released as the primary obligor by Wingspire and there is no continuing debt to Wingspire, a corresponding value of $5.1 million was recorded as loss on extinguishment of debt in the consolidated statement of operations and comprehensive loss.

The Company has and will continue to subsequently remeasure the fair value of the Warrant each reporting period as long as the Warrant remains classified as a liability with changes in the fair value reported in loss on extinguishment of debt and change in fair value of warrant liability on the consolidated statements of operations and comprehensive loss. We believe that the assumptions used in the calculations of fair value of the warrant liability represent the best estimates of fair value.

As of September 30, 2024, using the Monte Carlo simulation valuation method, the fair value of the Warrant using Level 3 inputs was recorded as a $4.7 million non-current liability in the consolidated balance sheet and for the fiscal year ended September 30, 2024 the corresponding net expense of $2.6 million and $4.7 million is included in loss on extinguishment of debt and change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss. See Note 13 - Equity for further discussion of the Warrant.

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

As a result of the Repayment, all of the Obligations (as defined in the Credit Agreement) were satisfied in full and the Credit Agreement, the other Loan Documents (as defined in the Credit Agreement) and any other documents, instruments, certificates, financing statements, and agreements related to the Credit Agreement terminated (collectively, the “Financing Documents”). As a result of the termination of the Credit Agreement, the Successor Agent, the Lenders and their respective participants, if any, have no further commitment to provide loans or other financial accommodations under the Credit Agreement or any of the other Loan Documents. We received confirmation (in the form of a customary payoff letter) of such termination from the Successor Agent on behalf of the Lenders.

NOTE 11.    Income and Other Taxes

The Company’s loss from continuing operations before income taxes consisted of the following:

	Year Ended September 30,
(in thousands)	2024	2023
Domestic	$26,823	$49,371
Loss before income taxes	$26,823	$49,371

The Company’s income tax expense consisted of the following:

	Year Ended September 30,
(in thousands)	2024	2023
Federal:
Deferred	$—	$(12)
	—	(12)
State:
Current	29	65
Deferred	—	(11)
	29	54
Total income tax expense	$29	$42

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations loss before provision for income taxes is as follows:

	Year Ended September 30,
(in thousands)	2024	2023
Income tax benefit computed at U.S. federal statutory rate of 21%	$(5,633)	$(10,368)
State tax expense, net of U.S. federal effect	29	54
Foreign tax rate differential	—	355
Shortfall from stock-based compensation	680	1,204
Other	13	35
Net operating loss carryforward expiration	62,925	12,839
Change in valuation allowance	(57,985)	(4,077)
Income tax expense	$29	$42
Effective tax rate	0.1%	0.1%

Significant components of deferred tax assets (liabilities) are as follows:

	September 30,
(in thousands)	2024	2023
Federal net operating loss carryforwards	$20,641	$78,872
Income tax credit carryforwards	—	355
Inventory reserves	3,179	1,666
Accounts receivable reserves	16	60
Accrued warranty reserve	58	103
State net operating loss carryforwards	5,138	7,547
Stock compensation	435	1,203
Deferred compensation	573	1,022
Fixed assets and intangibles	4,720	5,276
ROU lease liability	5,136	5,751
ROU lease assets	(4,452)	(5,195)
Capitalized research expense	5,516	3,385
Warrant mark-to-market adjustment	1,144	—
Other	2,555	2,935
Total deferred tax assets, net	44,659	102,980
Valuation allowance	(44,659)	(102,980)
Net deferred tax liabilities	$—	$—

For the fiscal years ended September 30, 2024 and 2023, the Company recorded income tax expense of approximately $29.0 thousand and $42.0 thousand, respectively. Income tax expense for the fiscal year ended September 30, 2024 is comprised primarily of state minimum tax expense. Income tax expense for the fiscal year ended September 30, 2023 is comprised primarily of a federal refund of AMT credit and state minimum tax expense.

For the fiscal years ended September 30, 2024 and 2023, the effective tax rate on operations was 0.1%. The Company uses some estimates to forecast permanent differences between book and tax accounting.

We have not provided for income taxes on non-U.S. subsidiaries’ undistributed earnings as of September 30, 2024 as we sold most of our foreign operations as of September 30, 2024.

All deferred tax assets have a full valuation allowance at September 30, 2024 and 2023. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more likely than not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of September 30, 2024, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $373.9 million which begin to expire in 2025. As of September 30, 2024, the Company had state net operating loss carryforwards of approximately $61.8 million which begin to expire in 2025. As of September 30, 2024, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $0.1 million. The research credits begin to expire in 2025. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”) and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company’s consolidated net operating loss carryforwards. As a result, of the $373.9 million of U.S. net operating loss carryforwards, approximately $278.6 million is subject to an annual limitation and $95.3 million of the net operating losses are not subject to an annual limitation. Of the $0.1 million tax credits, all of them are subject to annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of September 30, 2024, the Company wrote-off $278.6 million of federal net operating losses and $0.1 million of tax credits, which are fully offset by a valuation allowance.

See Note 13 - Equity for information on the Company’s Tax Preservation Plan.

NOTE 12.    Commitments and Contingencies

Leases

We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. As of September 30, 2024, our operating leases had remaining lease terms of approximately 1/2 year to 11 years, some of which included options to extend five additional years. During the fiscal years ended September 30, 2024 and 2023, the Company recorded $3.6 million and $3.7 million of operating lease expense, respectively. The Company’s finance leases and short-term leases are immaterial.

During the fiscal year ended September 30, 2023, there was a change in circumstances surrounding the use of our leased facilities and ROU assets due to the restructuring of our business and active pursuit of selling the discontinued operations and the indium phosphide wafer fabrication facility assets. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. The comparison indicated that certain of the asset groups was not recoverable, and an impairment of $1.4 million was recorded as this was the amount by which the carrying value of the asset group exceeded the related estimated fair value, which was based on discounted future operating cash flows.

We have entered into subleases with various third parties for portions of certain of our facilities. Aggregate sublease income pursuant to such subleases is expected to be approximately $0.6 million in the fiscal year ending September 30, 2025, approximately $1.0 million in the fiscal year ending September 30, 2026, and approximately $0.9 million in each of the fiscal years ending September 30, 2027 through September 30, 2031.

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

(in thousands)	Amount
2025	$4,137
2026	3,072
2027	2,757
2028	2,830
Thereafter	22,179
Total lease payments	34,975
Less imputed interest	(14,059)
Total operating lease liabilities	$20,916

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	September 30,
	2024	2023
Weighted average remaining lease term (years)	8.2	10
Weighted average discount rate	9.7%	9.5%

Supplemental cash information and non-cash activities related to operating leases are as follows:

	September 30,
(in thousands)	2024	2023
Operating cash outflows from operating leases	$3,629	$3,749
Right-of-use assets obtained in exchange for operating lease liabilities	$2,785	$2,577

Asset Retirement Obligations

ARO consists of legal requirements to decommission assets, restore the existing leased facilities to their original state, and perform certain environmental work due to the presence of a manufacturing fabrication operation. ARO includes assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO in the period incurred in long-term liabilities and is also capitalized as property, plant and equipment. The fair value of ARO was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.67% to 1.73%.

The following table summarizes ARO activity:

	September 30,
(in thousands)	2024	2023
Balance at beginning of period	$4,194	$4,664
Acquisition-related adjustment	—	(604)
Accretion expense	244	134
Revision in estimated cash flows	(2,060)	—
Balance at end of period	$2,378	$4,194

In the HieFo Sublease, Hiefo assumed certain end-of-lease remediation liabilities, including with respect to the portion of the Alhambra Facility related to indium phosphide wafer fabrication, where a substantial amount of remediation is expected to be required. As such, the Company performed a reassessment of its ARO by engaging an independent third-party. This resulted in a reduction to the ARO liability of approximately $2.1 million, which was recorded to other income in the consolidated statement of operations and comprehensive loss.

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

Resilience Litigation

In February 2021, Resilience Capital (“Resilience”) filed a complaint against us with the Delaware Chancery Court containing claims arising from the February 2020 sale of SDI’s real property (the “Concord Property Sale”) located in Concord, California (the “Concord Real Property”) to Eagle Rock Holdings, LP (“Eagle Rock Holdings”) and that certain Single-Tenant Triple Net Lease, dated as of February 10, 2020, entered into by and between SDI and Eagle Rock Holdings, pursuant to which SDI leased from Eagle Rock Holdings the Concord Real Property for a 15-year term. The Resilience complaint sought, among other items, (a) a declaration that the Concord Property Sale included a non-cash component, (b) a decree requiring us and Resilience to follow the appraisal requirements set forth in that certain Purchase and Sale Agreement (the “SDI Purchase Agreement”), dated as of June 7, 2019, by and among the Company, The Resilience Fund IV, L.P., The Resilience Fund IV-A, L.P., Aerospace Newco Holdings, Inc. and Ember Acquisition Sub, Inc., (c) recovery of Resilience’s costs and expenses, and (d) pre- and post-judgment interest.

In April 2021, we filed with the Delaware Chancery Court our answer to the Resilience complaint and counterclaims against Resilience, in which we are seeking, among other items, (a) dismissal of the Resilience complaint and/or granting of judgment in favor of EMCORE with respect to the Resilience complaint, (b) entering final judgment against Resilience awarding damages to us for Resilience’s fraud and breaches of the SDI Purchase Agreement in an amount to be proven at trial and not less than $1.6 million, (c) a judicial determination of the respective rights and duties of us and Resilience under the SDI Purchase Agreement, (d) an award to us of costs and expenses, and (e) pre- and post-judgment interest.

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

In April 2023, the underwriters of the representation and warranty insurance policies the Company acquired in connection with the SDI Purchase Agreement agreed to pay the Company $1.2 million within 15 business days in exchange for a release of any and all claims under the policies. We received payment during the three months ended June 30, 2023.

NOTE 13.    Equity

Tax Preservation Plan

On September 28, 2023, our Board of Directors approved and adopted a Section 382 Tax Benefits Preservation Plan, dated as of September 28, 2023, by and between the Company and Equiniti Trust Company, LLC, as rights agent (the “Rights Agent”) (the “Section 382 Tax Benefits Preservation Plan”). Pursuant to the Section 382 Tax Benefits Preservation Plan, the Board of Directors declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock. The dividend is distributable to shareholders of record as of the close of business on October 12, 2023.

The Board of Directors adopted the Section 382 Tax Benefits Preservation Plan to diminish the risk that the Company could experience an “ownership change” as defined in Section 382 of the Code, which could substantially limit or permanently eliminate the Company’s ability to utilize its net operating loss carryovers (collectively, the “NOLs”) to reduce potential future income tax obligations. Under the Code and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. While the amount and timing of the Company’s future taxable income cannot be predicted with any certainty and, accordingly, the Company cannot predict the amount of these NOLs that will ultimately be used to reduce its income tax liability, to the extent that the NOLs do not otherwise become limited, these NOLs could be a potentially valuable asset to the Company. As of September 30, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $373.9 million and $391.5 million, respectively.

In general, under Section 382, an “ownership change” occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of the common stock individually or collectively increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 imposes an annual limit on the amount of the Company’s NOLs that can be used to offset the Company’s federal taxable income equal to the product of the total value of the Company’s outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit and there are several special rules that, depending on the rule involved, may apply to reduce or increase such limit. The Company believes that on February 14, 2024, an “ownership change” occurred under Section 382, resulting in a decrease of total remaining federal NOLs to approximately $50.0 million and imposing an annual limit on the amount of the Company’s NOLs that can be used to offset the Company’s federal taxable income equal to $0.8 million for the subsequent 14 year period. If an additional ownership change were to occur, the limitations imposed by Section 382 could result in a substantial delay in the timing of the usage of the remaining NOLs or in a material amount or all of the remaining NOLs expiring unused and, therefore, significantly impair or eliminate the value of such NOLs. While the Company periodically monitors its NOLs, the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has in fact occurred.

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

Reverse Stock Split

On March 15, 2024, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding stock at a ratio ranging from 5:1 to 12:1 at the sole discretion of the Board of Directors of the Company. On March 15, 2024, the Board of Directors approved a reverse split and set a reverse stock split ratio of 10:1 for the Company's outstanding share of the Company's common stock. The reverse stock split was effective on April 1, 2024. As of the effective time of the reverse split, every 10 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock, with any fractional shares being rounded up to the next whole share. Proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards, warrants, the number of shares issuable under its equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable. All previously reported equity and loss per share information amounts have been adjusted for the reverse stock split in the consolidated financial statements for 2023.

Hale Warrant

On April 29, 2024 (the “Issuance Date”), in consideration of the Forbearance Agreement, the Company issued to Successor Agent the Warrant to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. Under the terms of the Warrant, the Company has a right to force the Successor Agent to exercise the Warrant under certain Forced Exercise Conditions (as defined in the Warrant) and issue a replacement warrant, and the Successor Agent has a right to require the Company to purchase the unexercised portion of the Warrant under certain circumstances, including upon a Fundamental Transaction (as defined in the Warrant). If the Company is required to purchase the unexercised portion of the Warrant, the Company may elect to pay such repurchase price in the form of an unsecured promissory note.

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of common stock and convertible securities by the Company below the then current exercise price of the Warrant. The Company also agreed to register for resale with the SEC the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on the Successor Agent’s ability to exercise the Warrant, such that the Successor Agent shall not be entitled to exercise the Warrant if the total number of shares of common stock then beneficially owned by the Successor Agent, and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the Successor Agent’s other ownership of the Company’s common stock, exceeds 4.999% of the total number of issued and outstanding shares of common stock of the Company (the “Threshold Percentage”). However, the Successor Agent has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, the Successor Agent shall not have the right to exercise the Warrant if the total number of shares of common stock then beneficially owned by the Successor Agent , and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the Successor Agent’s other ownership of the Company’s common stock, exceeds 19.99%, unless shareholder approval is obtained by the Company, as may be required by the applicable rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by Nasdaq. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of common stock that may be issued under the Warrant is limited to 19.99% of the Company’s outstanding shares of common stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by the Company to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of Nasdaq or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by Nasdaq. The initial fair value of the warrant of $5.1 million was estimated using the Black-Scholes valuation method and was recorded as a long-term liability on the consolidated balance sheet. The change in fair value of the warrant liability using the Monte Carlo simulation valuation method for the fiscal year ended September 30, 2024 was $4.7 million and is included in the consolidated statements of operations and comprehensive loss on the line item captioned “Loss on extinguishment of debt and change in fair value of warrant liability.” See Note 10 - Credit Agreement for further information.

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”: (a) the 2010 Equity Incentive Plan (the “2010 Plan”), (b) the Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”), and (c) the 2022 New Employee Inducement Plan.

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

Stock Options

Most stock options vest and become exercisable over four years to five years and have a contractual life of ten years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Code.

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

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2023	900	$45.95
Expired	(359)	40.25
Outstanding as of September 30, 2024	541	$49.73	0.1	$—
Exercisable as of September 30, 2024	541	$49.73	0.1	$—
Vested and expected to vest as of September 30, 2024	541	$49.73	0.1	$—
___________________________________________
(*)    Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.

As of September 30, 2024, there was no unrecognized stock-based compensation expense related to non-vested stock options granted under the Equity Plans.

Valuation Assumptions

There were no stock option grants for the fiscal years ended September 30, 2024 and 2023.

Time-Based Restricted Stock

Time-based restricted stock units (“RSUs”) granted to employees under the 2010 Plan, the 2019 Plan, or the 2022 New Employee Inducement Plan typically vest over three to four years and are subject to forfeiture if employment terminates prior to the vesting or lapse of the restrictions, as applicable. RSUs are not considered issued or outstanding common stock until they vest. The value of RSUs is determined by the stock price on the grant date.

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the fiscal year ended September 30, 2024:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2023	402,463	$20.40
Granted	980,611	1.40
Vested	(110,952)	24.89
Forfeited	(271,629)	14.57
Non-vested as of September 30, 2024	1,000,493	$2.87

As of September 30, 2024, there was approximately $2.2 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.0 years. The 1.0 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of $2.2 million and a weighted average remaining contractual term of 1.3 years. For the fiscal years ended September 30, 2024 and 2023, the intrinsic value of RSUs vested was approximately $0.4 million and $1.3 million, respectively. The weighted average grant date fair value of RSUs granted during the fiscal years ended September 30, 2024 and 2023 was $1.40 and $10.00 per share, respectively.

Performance-Based Restricted Stock

Performance-based restricted stock units (“PSUs”) granted to employees under the 2019 Plan typically vest over three years and are subject to forfeiture in whole, if employment terminates, or in whole or in part, if specified vesting conditions are not satisfied in each case prior to vesting. PSUs are not considered issued or outstanding common stock until they vest. PSUs that are granted to executive officers and key employees are provided as long-term incentive compensation that is based on relative total shareholder return, which measures performance against the Russell Microcap Index.

PSUs are valued based on a Monte Carlo simulation model to reflect the impact of the PSUs' market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.

The following table summarizes the activity related to PSUs for the fiscal year ended September 30, 2024:

	PSUs
	Number of Shares (at target)	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2023	170,442	$34.58
Vested	(5,590)	2.95
Forfeited	(115,886)	38.85
Non-vested as of September 30, 2024	48,966	$28.40

As of September 30, 2024, there was approximately $0.3 million of remaining unamortized stock-based compensation expense associated with PSUs, which will be expensed over a weighted average remaining service period of approximately 0.5 years. The 49.0 thousand outstanding non-vested and expected to vest PSUs have an aggregate intrinsic value of approximately $0.1 million and a weighted average remaining contractual term of 0.5 years. For each of the fiscal years ended September 30, 2024 and 2023, the intrinsic value of PSUs vested was $20.0 thousand and $312.0 thousand. There were no PSUs granted during the fiscal year ended September 30, 2024. The weighted average grant date fair value of PSUs granted during the fiscal year ended September 30, 2023 was $9.70 per share.

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Year Ended September 30,
(in thousands)	2024	2023
RSUs and RSAs	$1,319	$4,203
PSUs	(993)	2,307
Outside director equity awards and fees in common stock	222	378
Total stock-based compensation expense	$548	$6,888

The following table sets forth stock-based compensation expense by expense type:

	Year Ended September 30,
(in thousands)	2024	2023
Cost of revenue	$97	$1,742
Selling, general, and administrative	80	1,323
Research and development	371	3,823
Total stock-based compensation expense	$548	$6,888

Capital Stock

Authorized capital stock consists of 100 million shares of common stock, no par value, and 5,882,352 shares of preferred stock, $0.0001 par value. No shares of preferred stock were outstanding as of September 30, 2024.

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

As of September 30, 2024 and 2023, we had 9.8 million and 8.4 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding as of September 30, 2024 and 2023.

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended September 30,
(in thousands, except per share data)	2024	2023
Numerator
Net loss from continuing operations	$(26,852)	$(49,413)
Loss from discontinued operations	(4,386)	(25,946)
Net loss	$(31,238)	$(75,359)
Denominator
Weighted average number of shares outstanding - basic reflective of reverse stock split effective April 1, 2024	9,020	5,151
Effect of dilutive securities
Common shares underlying the warrant	—	—
Stock options	—	—
PSUs and RSUs	—	—
Weighted average number of shares outstanding - diluted reflective of reverse stock split effective April 1, 2024	9,020	5,151
Net loss from continuing operations per share, basic and diluted	$(2.98)	$(9.59)
Loss from discontinued operations per share, basic and diluted	$(0.49)	$(5.04)
Net loss per share - basic and diluted	$(3.46)	$(14.63)
Weighted average antidilutive options, unvested RSUs, unvested PSUs and common shares underlying warrants excluded from the computation reflective of reverse stock split effective April 1, 2024	465	331

Basic earnings per share (“EPS”) is computed by dividing net loss for the period by the weighted-average number of common stock and pre-funded warrants outstanding during the period. Diluted EPS is computed by dividing net loss for the period by the weighted average number of common stock and pre-funded warrants outstanding during the period, plus the dilutive effect of outstanding RSUs, PSUs, and stock options, as applicable pursuant to the treasury stock method. Basic and diluted shares outstanding includes the weighted average of the effect of the Company's outstanding pre-funded warrants as the exercise price of such pre-funded warrants requires nominal consideration to be given for the delivery of the corresponding shares of common stock. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options and shares of outstanding and unvested restricted stock were excluded from the computation of earnings per share for the fiscal years ended September 30, 2024 and 2023 due to the Company incurring a net loss for such periods.

Future Issuances

Common stock reserved for future issuances as of September 30, 2024 was as follows:

Amount
Exercise of outstanding stock options	541
Unvested RSUs	1,000,493
Unvested PSUs (at 100% maximum payout)	48,966
Issuance of stock-based awards under the Equity Plans	274,967
Purchases under the officer and director share purchase plan	8,874
Total reserved	1,333,841

NOTE 14.    Revenue Information

During the fiscal years ended September 30, 2024 and 2023, the Company recognized revenue related to a certain multi-year repair and support contract. Repair revenue is recognized as performed/completed. Support pricing is an annual amount that is recognized ratably over the performance period. For the fiscal years ended September 30, 2024 and 2023, the Company recognized $3.5 million and $4.2 million in support revenue, respectively.

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

Timing of Revenue

Revenue is classified by the timing of recognition as presented below:

	Year Ended September 30,
(in thousands)	2024	2023
Trade revenue (recognized at a point in time)	$69,529	$68,701
Contract revenue (recognized over time)	16,367	29,015
Total revenue	$85,896	$97,716

Geographical Concentration

The following table sets forth revenue by geographic area based on customers’ billing addresses:

	Year Ended September 30,
(in thousands)	2024	2023
United States and Canada	$62,195	$75,143
Asia	13,480	8,714
Europe	7,832	10,444
Other	2,389	3,415
Total revenue	$85,896	$97,716

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. There were one and two significant customers representing an aggregate of 21.1% and 40.4% of consolidated revenue for the fiscal years ended September 30, 2024 and 2023, respectively.

NOTE 15.    Other Income

	Year Ended September 30,
(in thousands)	2024	2023
Other Income	$3,581	$120

For the fiscal year ended September 30, 2024, other income totaled approximately $3.6 million primarily related to an adjustment in ARO of $2.1 million in connection with the HieFo Sublease and $1.7 million as a result of a settlement related to a contractual dispute. See Note 12 - Commitments and Contingencies for discussion on ARO.

NOTE 16.    Restructuring and Severance

	Year Ended September 30,
(in thousands)	2024	2023
Restructuring	$2,219	$—
Severance	2,919	27
Total Restructuring and Severance	$5,138	$27

For the fiscal year ended September 30, 2024, total restructuring and severance expense approximated $5.1 million due to the restructuring programs that we initiated in April 2024 and May 2024. As of September 30, 2024 we have $0.8 million in severance accrued on our consolidated balance sheet under accrued expenses and other current liabilities.

NOTE 17.    Discontinued Operations

In April 2023, we initiated a restructuring program that includes the strategic shutdown of our Broadband business segment (including our cable TV, wireless, sensing and chips product lines) and the discontinuance of our defense optoelectronics product line. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon (i) the existence of an executed non-binding letter of intent entered into between us and PF to sell our Broadband business segment (other than our chips business line) and our defense optoelectronics product line and (ii) in consideration of ongoing negotiations for the sale of the chips business line.

In October 2023, the Company entered into an Asset Purchase Agreement, by and among the Company, PF, and Ortel, pursuant to which the Company consummated the PF Transaction. The PF Transaction excluded the Company’s chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses.

The signing and closing of the PF Transaction occurred simultaneously, except with respect to the assets of the Company located in China. In November 2023, the Company transferred to the Buyer, and the Buyer assumed, substantially all of the assets and liabilities of each of the Company’s subsidiaries in China.

In connection with the PF Transaction, the parties entered a transition services agreement pursuant to which the Company is providing certain migration and transition services to facilitate an orderly transition of the operation of the Businesses to the Buyer in the 12-month period following consummation of the PF Transaction, and the Company and the Buyer entered into a sublease pursuant to which the Company is subleasing to the Buyer one of the Company’s buildings (occupying approximately 12,500 square feet) at its Alhambra, California facility: initially, for the 12-month period immediately following the closing of the PF Transaction without payment of rent and, for the period beginning October 12, 2024 and ending March 31, 2025, for rent in an amount approximately equal to the pro rata portion of the rent payable for such portion of the facility by the Company under the Company’s master lease. With respect to the Buyer’s assumption of our manufacturing agreement with our electronics manufacturing services (“EMS”) provider for our cable TV products, the Company (i) made a payment to the EMS provider in the amount of approximately $0.4 million immediately prior to the closing of the transaction and (ii) provided a guaranty of PF’s and the Buyer’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the manufacturing agreement and assigned to PF and the Buyer in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.3 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, the Company will have the right to require the Buyer to reassign to the Company all intellectual property assigned to the Buyer in the PF Transaction and the Company will have the right to recover damages from PF and the Buyer.

On April 30, 2024, the Company entered into the HieFo Purchase Agreement with HieFo and consummated the Chips Transaction. With respect to the $2.9 million purchase price, $1.0 million of was received by the Company in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.9 million of which was received by the Company upon closing of the Chips Transaction.

In connection with the Chips Transaction, the parties entered a transition services agreement pursuant to which the Company is providing certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to the Company for such services as agreed between the Company and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and the Company and HieFo entered into a sublease pursuant to which the Company is subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at the Company’s Alhambra, California facility through the remaining term of the Company’s lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to the Company beginning on July 1, 2024 (the “HieFo Sublease”).

As of September 30, 2023, the Broadband business segment and defense optoelectronics business line were disclosed as held for sale in the consolidated balance sheet. As of September 30, 2024, there were no assets or liabilities that were classified as held for sale on the consolidated balance sheet.

The following table presents key components of assets and liabilities that were classified as held for sale on the consolidated balance sheet as of September 30, 2023:

September 30,
(in thousands)	2023
Cash	$81
Accounts receivable, net of credit loss of $0	974
Contract assets	—
Inventory	10,063
Other current assets	1,154
Property, plant, and equipment, net	4,131
Operating lease right-of-use assets	56
Total assets	16,459
Remeasurement of assets	9,195
Assets held for sale	$7,264
Accounts payable	1,854
Accrued expenses and other current liabilities	1,697
Contract liabilities	—
Operating lease liabilities - current	22
Operating lease liabilities - non-current	36
Other comprehensive income	1,053
Total liabilities	$4,662

During the quarter ended September 30, 2023, the Company recorded a loss related to the remeasurement of the discontinued business lines to fair value less cost to sell of $9.6 million. The selling costs were approximately $0.4 million.

The following table presents key components of net (loss) income that were classified as discontinued operations on the consolidated statements of operations and comprehensive loss:

	Year Ended September 30,
(in thousands)	2024	2023
Revenue	$216	$9,674
Cost of Revenue	(2,320)	(16,723)
Gross Profit	(2,104)	(7,049)
Selling, general, and administrative	250	2,810
Research and development	0	3,459
Severance	0	2,597
Loss (gain) on sale of assets	987	10,407
Other (income) expense	1,045	(376)
(Loss) income from discontinued operations	$(4,386)	$(25,946)

NOTE 18.    Subsequent Events

Aerosphere Power Merger Agreement

On November 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Velocity One Holdings, LP, a Delaware limited partnership (“Parent”), Aerosphere Power Inc., a New Jersey corporation that, at the effective time of the Merger (as defined below) will be an indirect wholly-owned subsidiary of Parent (“Parent Group Member”), and Velocity Merger Sub, Inc., a New Jersey corporation that, at the effective time of the Merger will be an indirect wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming an indirect wholly owned subsidiary of Parent.

Our Board of Directors unanimously (i) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable, fair to, and in the best interests of the Company and our shareholders; (ii) approved the Merger

Agreement and the transactions contemplated by the Merger Agreement; and (iii) recommended that our shareholders vote to adopt and approve the Merger Agreement and the Merger.

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, no par value, of the Company (subject to certain exceptions set forth in the Merger Agreement) will be converted into the right to receive $3.10 per share (the “Merger Consideration”) in cash, without interest, subject to any withholding taxes. Immediately prior to the effective time of the Merger:

•each outstanding restricted stock unit award subject to time-based vesting restrictions, whether vested or unvested, that is outstanding under any of the Company’s 2010 Plan, 2012 Equity Incentive Plan, 2019 Plan, 2022 New Employee Inducement Plan, Officer and Director Share Purchase Plan, Directors’ Compensation Policy, and Short-Term Incentive Plan, in each case, as amended (each a “Company Equity Plan”) will be canceled in consideration for the right to receive a lump sum cash payment (less any applicable tax withholdings) equal to the product obtained by multiplying (1) the amount of the Merger Consideration by (2) the total number of shares of the Company’s common stock represented by such restricted stock unit award subject to time-based vesting restrictions;
•each outstanding restricted stock unit award subject to performance vesting conditions that is outstanding under any Company Equity Plan (a) to the extent not vested, will be deemed to have satisfied such performance vesting conditions at 100% of target and will have any time-based vesting conditions waived, and (b) will be canceled in consideration for the right to receive a lump sum cash payment (less any applicable tax withholdings) equal to the product obtained by multiplying (1) the amount of the Merger Consideration by (2) the total number of shares of the Company’s common stock represented by such restricted stock unit award subject to performance vesting conditions; and
•each outstanding stock option of the Company (if any), whether vested or unvested, will be canceled and converted into the right to receive (without interest) a lump sum cash payment (less applicable tax withholdings) equal to the product obtained by multiplying (1) the excess, if any, of the amount of the Merger Consideration over the per share exercise price of such stock option by (2) the total number of shares of the Company’s common stock underlying such stock option. Any stock option, whether vested or unvested, for which the per share exercise price attributable to such stock option is equal to or greater than the Merger Consideration will be canceled as of the effective time of the Merger for no consideration.

There are currently no awards outstanding under the 2010 Plan and the 2012 Equity Incentive Plan, nor are there expected to be any awards outstanding under these plans prior to or at the closing of the Merger.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the Proposed Transaction, and performance in all material respects of all obligations, and compliance in all material respects with the agreements and covenants, contained in the Merger Agreement, (2) approval by our shareholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, (3) the absence of any laws or orders by a governmental entity having jurisdiction over any party to the Merger Agreement that make illegal, enjoin, or prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement, and (4) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) between the date of the Merger Agreement and the closing of the Merger.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, we expect the Merger to close during the quarter ending March 31, 2025. Following the effective time of the Merger, our common stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMCORE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EMCORE Corporation (the “Company”) as of September 30, 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Evaluation of the Going Concern Assessment

Critical Audit Matter Description
As described in Note 2 to the consolidated financial statements, significant judgment is exercised by the Company in determining whether there is substantial doubt that the Company will continue as a going concern. Specifically, the Company’s forecasted cash flows are sensitive to significant assumptions such as projected revenue and projected operating results, all of which are affected by the expected future market or economic conditions.

Given these factors, the related audit effort in evaluating management’s judgments in forecasting operating results which factor into the Company’s going concern assessment was challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter
Our principal audit procedures related to the evaluation of the going concern assessment included the following:

•We gained an understanding of and evaluated the design and implementation of the Company’s controls to that address the risk of material misstatement related to going concern.
•We evaluated management’s significant accounting policies related to going concern for reasonableness.
•We evaluated the reasonableness of the Company’s forecasted revenue, operating results, and cash flows by comparing those forecasts to underlying business strategies, including customer relationships and the Company’s ability to obtain new orders, and to historical results. In addition, we performed sensitivity analyses related to the key inputs used in the Company’s forecasted cash flows, including evaluating whether the changes in the assumptions would result in a material change in forecasted cash flows.
•We evaluated management’s ability to accurately forecast future cash flows by comparing the Company’s historical forecasted sales, operating results and cash flow forecasts to actual results.

Valuation of Warrant

Critical Audit Matter Description
As described in Note 10 to the consolidated financial statements, the Company issued a warrant that is classified as a liability and is required to be fair valued at each reporting period. The valuation of this warrant involves significant judgment and estimation, particularly in determining the appropriate valuation model and the inputs used in the model, such as volatility, risk-free interest rate, dividend yield and expected term.

Given these factors, the related audit effort in evaluating management’s judgments in determining the valuation of the warrant was challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter
Our principal audit procedures related to the valuation of the warrant at September 30, 2024, included the following:

•We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to the valuation of the warrant.
•We evaluated management’s significant accounting policies related to the valuation of the warrant for reasonableness.
•We assessed the appropriateness of the valuation model used by the Company and tested the mathematical accuracy of the model.
•We evaluated the reasonableness of the significant assumptions used in the valuation model, including volatility, risk-free interest rate, dividend yield and expected term, by comparing them to available market data and historical data.
•We involved our valuation specialists to assist in evaluating the appropriateness of the valuation model and the reasonableness of the significant assumptions.
•We tested the appropriateness of the underlying data used in the valuation model.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2024.

Melville, New York
January 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
EMCORE Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2010 to 2023.

/s/ KPMG LLP

Irvine, California
December 27, 2023 (except for the effects of the reverse stock split described in Note 13, as to which the date is January 14, 2025)

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedure

Management, with the participation of the Company’s Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Interim Chief Executive Officer and Chief Financial Officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based upon this evaluation, have concluded that our disclosure controls and procedures contained material weaknesses in internal control over financial reporting which were identified by the Company. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, the Company determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in the Company’s failure to design and implement effective controls over such transactions. As of September 30, 2023, the control deficiency resulted in a material error associated with identification of the existence of certain insurance premium and supplier financing agreements, whereby (i) certain items on the Company’s consolidated balance sheet were underreported in “Other current assets” with a consistent dollar amount underreported for “Financing payable” within the Company’s consolidated balance sheet and (ii) certain items on the Company’s consolidated statements of cash flows were underreported in Payments to financing payables within “Cash flows from financing activities” and similar such underreporting of such items in other assets in “Cash flows from operating activities”. This error was corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2023, and as a result, this material weakness did not result in a material misstatement to the annual or interim consolidated financial statements previously filed and/or included in this Annual Report on Form 10-K. This material weakness has not been remediated as of September 30, 2024.

As of September 30, 2024, we identified a separate material weakness in internal control related to insufficient accounting and finance resources, particularly a lack of qualified project accounting and cost accounting personnel. This led to untimely preparation and review of account reconciliations by staff untrained in certain processes resulting in multiple errors. Our review of certain asset and liability accounts within the Company's consolidated balance sheet was not sufficient to ensure that these accounts, along with revenue and cost of revenues within the Company's statement of operations and comprehensive loss, reflected accurate amounts based on reconciliations and supporting documentation. These errors were corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2024, and as a result, this material weakness did not result in a material misstatement to the consolidated financial statements included in this Annual Report on Form 10-K. This material weakness has not been remediated as of September 30, 2024

Management’s Remediation Plan

We have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until such remediation is complete. Management intends to remediate the first material weakness described above primarily through a combination of (i) revisiting and clarifying, as needed, Company policies with respect to required communications when entering binding arrangements, (ii) communicating to employees the importance of elevating new and/or novel arrangements for technical accounting oversight in their respective internal control areas. Such communication, including compliance with existing or revised policy, is expected to be delivered through employee training. Management also intends to remediate the second material weakness described above, by increasing the number of accounting staff personnel, particularly project accounting and cost accounting, to levels sufficient enough to enable timely completion and review of account reconciliations. Management may reassess and modify such remediation plan to the extent the Proposed Transaction is consummated during fiscal 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, our accounting analysis of the Warrant issued to Hale on April 29, 2024 was not sufficiently robust to result in appropriate classification of the instrument as a liability with change in its fair value remeasured at the end of every quarterly reporting period and recorded in the consolidated statement of operations and thus we concluded that the control failure was a material weakness. During the fourth quarter of fiscal 2024, we implemented and executed new disclosure controls over our accounting analysis of the Warrant. In addition, we enhanced our controls via consultations with external specialists and reviews of the work performed by the external specialist to ensure appropriate classification of the instrument as a liability with change in its fair value remeasured at the end of every quarterly reporting period and recorded in the consolidated statement of operations and comprehensive loss. Management has concluded that this material weakness was remediated as of September 30, 2024, as a result of the changes in internal control over financial reporting described above.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as related to the identification of and the remediation of the material weakness described above. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

Limitations on Effectiveness of Controls and Procedures

Management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of the Company.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is certain information with respect to members of the Company’s Board of Directors and the other executive officers of the Company. Ages are listed as of the date of this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

Directors

CLETUS C. GLASENER, 66, has served as a director of the Company since January 2024. Mr. Glasener has over 30 years of experience within the aerospace, defense, technology and security industries. Since June 2024, he has served as the Chief Financial Officer of BlueForge Alliance, a non-profit integrator with a mission to support America's submarine manufacturing industrial base. From April 2023 to December 2023, he served as the Chief Financial Officer of Leonardo US Corporation, a subsidiary of Leonardo S.p.A., a multinational company specializing in aerospace, defense and security. Prior to that, Mr. Glasener served as the Chief Financial Officer of Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd. (Nasdaq: ESLT), an international military technology company and defense contractor, from 2009 to December 2021. Prior to Elbit, he served as the Chief Financial Officer and Vice President of Finance of the Vertex Division of L3 Technologies, Inc., a subsidiary of L3Harris Technologies, Inc. (NYSE: LHX), an American technology company, defense contractor, and information technology services provider, from 2008 to 2009 and as Chief Financial Officer, Vice President of Finance and Corporate Secretary of Collins Industries, Inc., a manufacturer of buses, ambulances and terminal trucks, from 2005 to 2006. He also previously served for over 20 years in roles of increasing seniority at Vought Aircraft Industries, Inc., a manufacturer of aerostructures for commercial, military and business jet aircraft, including as Manager of Finance, Manager of Financial Reporting & Planning, Director of Financial Planning, Reporting and Analysis and Vice President, Corporate Controller and Treasurer. Mr. Glasener currently serves as member of the board of directors of Wireless Foods Enterprises Ltd., a private U.K. company with ghost kitchen and food service operations in South America, since August 2022. Previously, he served as a member of the board of directors of TAC Winddown Corp. (formerly Thayer Aerospace, L.C.), a manufacturer of aircraft parts and equipment, from 2006 to 2015, including as Chairman from 2007 to 2015, and UAS Dynamics, LLC, a joint venture established by Elbit and General Dynamics Armament and Technical Products, Inc., from 2009 to 2011. Mr. Glasener also currently and has previously served on the boards of directors of various non-profit organizations, including the Leukemia & Lymphoma Society from June 2018 to present and Family Legacy Missions International from 2013 to 2015. Mr. Glasener holds an M.B.A. from the University of Missouri-St. Louis and a B.A. in Economics from Washington University in St. Louis. Mr. Glasener is a Certified Public Accountant, Certified Management Accountant and Chartered Global Management Accountant. He is also certified in Financial Management. Mr. Glasener’s significant experience holding executive and senior positions within the aerospace, defense, technology and security industries and general business acumen were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

BRUCE E. GROOMS, 66, has served as a director of the Company since June 2019. Mr. Grooms has extensive senior management and executive experience in both the private sector and the U.S. Navy. Since December 2020, Mr. Grooms has served as the Vice President and General Manager of the Marine Services Division for Delphinus Engineering, Inc., a company that specializes in ship repair and maintenance. Prior to joining the Company, Mr. Grooms served as Vice President of the U.S. Business Development Navy and Marine Corps Program at Raytheon Technologies Corporation (“Raytheon”) (NYSE: RTX), an aerospace and defense manufacturer, from December 2015 until June 2019, where he was responsible for identifying and pursuing U.S. Navy and Marine Corps business growth opportunities for Raytheon and was one of its primary contacts with Navy customers, pursuing opportunities in the evolving cyber area, undersea growth and next-generation strike weapons. Prior to joining Raytheon, Mr. Grooms served in the U.S. Navy, retiring as a Vice Admiral following a 35-year U.S. Navy career. Mr. Grooms’ U.S. Navy service included the positions of Deputy Chief of Staff for Capability Development at the NATO Allied Command Transformation, Joint Staff Director and Assistant Deputy for Operations, Plans and Strategy for the Chief of Naval Operations’ staff, and Deputy Director and subsequently Director of the Submarine Warfare Division. He also served as Senior Inspector for the Nuclear Propulsion Examining Board, Senior Military Assistant to the Under Secretary of Defense for Policy, and Company Officer and Commandant of Midshipmen at the U.S. Naval Academy. Since July 2022, Mr. Grooms has served as a director of Vista Outdoor, Inc. (NYSE: VSTO), a designer, manufacturer and marketer of sporting and outdoor products, and currently serves on the management development and compensation committee and the audit committee of its board of directors. Mr. Grooms holds a B.S. in Aerospace Engineering from the U.S. Naval Academy and earned a master’s degree in national security and strategic studies from the Naval War College, graduating with distinction, and later attended Stanford University as a National Security Fellow. Mr. Grooms’ significant leadership experience, extensive knowledge of the defense industry and general business acumen were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

DAVID ROGERS, 57, has served as a director of the Company since July 2024. Mr. Rogers is a proven C-Level executive who has managed business around the world over the course of his 30-year career. He has lived and worked in Central America,

Europe, Asia, the Middle East and North America and covered a multitude of industries including Aerospace, Defense, Public Communications, Technology, Securities and Professional Services. Most recently, from January 2014 to May 2023, Mr. Rogers served as Chief Operating Officer of Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd. (Nasdaq: ESLT), an international military technology company and defense contractor. Prior to Elbit, from October 2009 to September 2012, he served as Managing Director of MMI Holdings Ltd., a manufacturing and supply company in Singapore. From October 2006 to July 2008, Mr. Rogers served as Executive Vice President, Strategy and Business Development, of Dubai Aerospace Enterprise, a global aviation services company. Previously, from March 2003 to October 2006, he served as Vice President and General Manager at Honeywell Aerospace, a manufacturer of aircraft engines and avionics, as well as a producer of auxiliary power units and other aviation products. Mr. Rogers holds an M.B.A. from Carnegie Mellon University and a B.S. in Engineering from Rochester Institute of Technology. Mr. Rogers’ significant experience holding executive and senior positions within the aerospace, defense, technology and security industries and general business acumen were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

JEFFREY J. RONCKA, 55, has served as a director of the Company since January 2024. Mr. Roncka is an experienced senior strategist and industry expert in the global defense, aerospace, and government services markets. Since December 2024, he has served as a Director of Strategic Growth at Guidehouse Inc., a privately-owned global consultancy providing advisory, digital, and managed services to the commercial and public sectors. From August 2024 to December 2024, he served in a part-time capacity as the Senior Vice President of Proteus Capital Solutions, LLC, a firm focused on providing growth capital to small government contractors. He also has served in a part-time capacity since January 2021 as the President and Founder of Sabot Advisors, LLC, an advisory firm focused on the global defense, intelligence, government services, banking, finance and related technology sectors. From April 2023 to September 2023, Mr. Roncka served as a Senior Strategy Consultant to Booz Allen Hamilton Inc., a subsidiary of Booz Hamilton Holding Corporation (NYSE: BAH), an American government and military contractor providing technology services and mission solutions to defense, intelligence and federal civil customers, through MBO Professional Services, Inc. Prior to that, he served as Head of Corporate Strategy for Booz Allen from June 2021 to April 2023. Mr. Roncka also previously served in various roles at Renaissance Strategic Advisors II, LLC, an aerospace and defense strategy and M&A consulting firm, including as Senior Partner Emeritus from January 2021 to May 2021, Senior Partner from 2015 to December 2020, and Managing Partner from 2011 to 2014. Earlier in his career, Mr. Roncka served as Vice President of CRA International, Inc. (Nasdaq: CRAI) (d/b/a Charles River Associates), a global consulting firm specializing in litigation, regulatory, financial and management consulting, from 2002 to 2010; Senior Vice President of Global Technology Partners LLC, an investment banking boutique focused on the defense and aerospace industries, from 2000 to 2002; and Industrial and Financial Analyst at the Office of the Secretary of Defense for the United States Department of Defense, an executive branch department of the United States federal government responsible for coordinating and supervising all agencies and functions related to national security, from 1995 to 1999. Mr. Roncka holds an M.A. in National Security Studies from The George Washington University and an A.B. in Modern European History, magna cum laude, from Harvard University. Mr. Roncka’s significant experience as a senior strategist and industry expert in the global defense, aerospace, and government services markets and his general business acumen were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

MATTHEW VARGAS, 39, has served as the Company’s Interim Chief Executive Officer since May 2024 and the Company’s Vice President, Sales, since December 2022, after serving as the Company’s Sales Director from August 2022 until December 2022. Mr. Vargas has also served as a director of the Company since July 2024. Prior to joining the Company, Mr. Vargas served as the TACNAV Business Development Manager at KVH Industries, Inc. (“KVH”), a maritime communications and inertial navigation company, from November 2020 until August 2022, when the Company acquired KVH’s inertial navigation business. From August 2018 to November 2020, he served as Vice President, Business Assistance of RI Commerce Corporation, a business support company. From April 2015 to November 2020, Mr. Vargas served in various roles, including COO and Veteran Advocate, for Veterans Assembled Electronics, a company with the mission to meet the electronics industry workforce demand by leveraging the Veterans Administration and U.S. Department of Labor infrastructure. Mr. Vargas holds a B.S. in Geography and Environmental Engineering at the United States Military Academy, and an M.B.A. from the University of Rhode Island. Mr. Vargas’ significant leadership experience and knowledge within the aerospace, defense, technology and security industries and general business acumen were the primary qualifications that the Board of Directors considered in concluding that he should serve as a director of the Company.

Non-Director Executive Officers

TOM MINICHIELLO, 65, joined the Company as Chief Financial Officer in August 2019. Prior to taking this position, Mr. Minichiello was Senior Vice President, Chief Financial Officer, Treasurer, and Secretary of Westell Technologies Inc., a supplier of communication network infrastructure and remote monitoring solutions. Previously, he was at Tellabs Inc. (“Tellabs”), an optical networking equipment provider, where his positions included Interim Chief Financial Officer, Vice President of Finance and Chief Accounting Officer, Vice President of Financial Operations, and Vice President of Finance for North America. Prior to Tellabs, Mr. Minichiello served in various leadership roles at Andrew Corporation (now CommScope Inc.), a manufacturer of hardware for communications networks, Phelps Dodge, Otis Elevator Company, and United

Technologies Corporation. He began his career in the finance organization at Sterling Drug, Inc. Mr. Minichiello holds an M.B.A. in Entrepreneurship and Operations Management from DePaul University, an M.S. in Accounting from the University of Hartford, and a B.A. in Economics from Villanova University, and is a Certified Public Accountant.

Governance of the Company

Code of Ethics

The Company has adopted a code of ethics entitled “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of the Company. In addition, the Company has adopted a Code of Ethics for Financial Professionals, which applies to the Chief Executive Officer, Chief Financial Officer, Vice Presidents of Finance, Controllers and Assistant Controllers of the Company. The full text of both the Code of Business Conduct and Ethics and the Code of Ethics for Financial Professionals is available by clicking on the Governance link in the Investors tab of the Company’s website (www.emcore.com). The Company intends to disclose any changes in or waivers from either of its codes of ethics for its directors and executive officers, to the extent disclosure is required by the applicable rules of the SEC and Nasdaq, by posting such information on its website at www.emcore.com or by filing a Current Report on Form 8-K.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Currently, the Audit Committee consists of Mr. Glasener (chair), Mr. Grooms and Mr. Roncka. Each member of the Audit Committee is an independent director within the meaning of applicable Nasdaq and SEC rules. The Board of Directors has determined that Mr. Glasener is an audit committee financial expert within the meaning of SEC rules.

The Audit Committee is responsible for, among other things: (i) reviewing the financial information that will be provided to the Company’s shareholders and overseeing the accounting and financial reporting processes of the Company performed by management, the audits of the financial statements of the Company and the Company’s systems of internal controls; (ii) the appointment, compensation, retention and oversight of the work of the Company’s independent registered public accounting firm, including reviewing its independence, qualifications and performance; (iii) overseeing the internal audit function of the Company; and (iv) reviewing compliance by the Company with legal and regulatory requirements. The Audit Committee is also responsible for overseeing the Company’s cybersecurity policies and procedures.

A copy of the Audit Committee Charter is posted in the Governance section on the Investors tab of the Company’s website (www.emcore.com).

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. Copies of the Company’s General Insider Trading Policy and Executive Insider Trading Policy are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K.

ITEM 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the material elements of the Company’s executive compensation program and analyzes the compensation decisions made for the executive officers included in the Summary Compensation Table (the “Named Executive Officers”) for the fiscal year ended September 30, 2024 (“fiscal 2024”).

2024 Named Executive Officers

Our Named Executive Officers for fiscal 2024 were:

Matthew Vargas – VP, Sales and Interim Chief Executive Officer (our “interim CEO”)
Tom Minichiello – Chief Financial Officer (our “CFO”)
Iain Black – former SVP, Operations
Jeffrey Rittichier – former Chief Executive Officer (our “former CEO”)

Because we qualify as a “smaller reporting company”, we have only four Named Executive Officers for fiscal 2024.

Executive Compensation Program Highlights

Highlights of our executive compensation program include:

•During fiscal 2024, we continued our performance-based annual short-term incentive program. With respect to our interim CEO, 100% of the target bonus opportunity during fiscal 2024 was tied to the Company’s achievement of adjusted cash flow breakeven (excluding restructuring costs) by the end of the quarter ending September 30, 2024 (which the Compensation Committee determined in December 2024 had been achieved and that therefore a short-term incentive bonus of $187,500 for fiscal 2024 was payable to our interim CEO). With respect to each of our CFO and former CEO, 100% of the target bonus opportunity during fiscal 2024 was tied to the Company’s achievement of both a fiscal 2024 free cash flow target and a minimum cash balance as of September 30, 2024 (which the Compensation Committee determined in December 2024 had not been achieved and that therefore no short-term incentive bonus was payable for fiscal 2024 to our CFO).
•We do not have any agreements with our Named Executive Officers that provide for “single trigger” change in control cash payments. Our change in control severance agreement with our interim CEO limits cash severance benefits for a qualifying termination of employment to a “0.5x” multiple, whether or not the qualifying termination of employment is in connection with a change in control, and our employment agreement with our CFO limits cash severance benefits for a qualifying termination of employment to a “1x” multiple, whether or not the qualifying termination of employment is in connection with a change in control. While the employment agreement with our former CEO that was entered into in December 2014 provided for “single trigger” acceleration and immediate vesting of 50% of his outstanding equity awards in the event of a change in control of the Company, we do not have any agreements with our interim CEO or our CFO that provide for “single trigger” change in control equity vesting acceleration benefits.
•None of our Named Executive Officers is entitled to a “gross up” of any income or excise taxes.
•We maintain a clawback policy with respect to incentive compensation as described in more detail below.
•We maintain a stock ownership policy that subjects our Named Executive Officers and members of our Board of Directors to specified holding requirements.
•Our Named Executive Officers and members of our Board of Directors are prohibited from engaging in hedging transactions and pledging transactions with respect to Company securities.

Objectives of the Company’s Executive Compensation Program

The Company’s executive compensation program is designed to:

•attract, motivate, reward and retain highly qualified and talented individuals,
•motivate executives to improve the overall performance and profitability of the Company and reward them when specific measurable results have been achieved,
•encourage accountability by making executive compensation decisions based on Company performance as well as each executive’s individual performance and contributions,
•tie incentive awards to performance metrics that we believe drive the performance of the Company’s Common Stock over the long term to further reinforce the linkage between the interests of the Company’s shareholders and employees,
•link executives’ interests with shareholders’ interests by generally providing a significant portion of targeted total direct compensation in the form of stock-based incentives, and
•ensure compensation levels are both externally competitive and internally equitable.

Listening to Our Shareholders

Each year, we provide our shareholders the opportunity to cast an advisory vote on our executive compensation program. This annual vote is known as the “say-on-pay” proposal. At the Company’s 2024 Annual Meeting of Shareholders held on March 15, 2024, approximately 78.5% of the votes cast on the say-on-pay proposal were voted in favor of the proposal, while at the Company’s 2023 Annual Meeting of Shareholders, approximately 81.6% of the votes cast on the say-on-pay proposal were voted in favor of the proposal, and at the Company’s 2022 Annual Meeting of Shareholders, approximately 94.0% of the votes cast on the say-on-pay proposal were voted in favor of the proposal. The Compensation Committee believes the high degree of support for our say-on-pay proposals reflects shareholders’ approval of the significant changes we made to our executive compensation program during the fiscal year ended September 30, 2016 (“fiscal 2016”) and that have been maintained through fiscal 2024.

We have continued to meet with a significant portion of our institutional shareholders who each individually hold more than 0.5% of our outstanding shares. In general, our shareholders have continued to react positively to our executive compensation and corporate governance practices. Our executive compensation programs have strong governance components that further strengthen our pay-for-performance compensation philosophy, including the following:

Compensation Practice	Our Policies and Actions
Short-Term Incentive Plan	100% of each Named Executive Officer’s cash bonus opportunity for fiscal 2024 was tied to at least one Company performance metric.
Minimum Vesting Period for Equity Awards	The Company’s 2019 Equity Incentive Plan requires substantially all awards granted under the 2019 Equity Incentive Plan to have a minimum vesting period of one year and, subject to the Compensation Committee’s discretion to accelerate awards, prohibits any portion of an award to vest earlier than the first anniversary of the grant date of the award.
Limited Discretion to Accelerate Vesting on Change in Control	The 2019 Equity Incentive Plan limits the Compensation Committee’s discretion to accelerate awards upon the consummation of a change in control.
Clawback Policy	We maintain a clawback policy that applies to all of our executive officers.
Stock Ownership Policy	We maintain a stock ownership policy with a 3x salary ownership requirement for our Chief Executive Officer and a 1x salary ownership requirement for other Named Executive Officers. Executive officers are required to retain at least 50% of the net after-tax shares received in respect of equity awards until they are in compliance.
Restrictions on Hedging and Pledging Transactions	We maintain a policy prohibiting pledging or hedging of the Company’s securities or engaging in derivative transactions related to our Common Stock.
Independent Compensation Committee	Our Compensation Committee consists entirely of independent directors.
Independent Compensation Consultant	Our Compensation Committee utilizes an independent compensation consultant, which is retained directly by the Compensation Committee and provides no other services to the Company’s management.

Role of the Compensation Committee

Pursuant to its charter, the Compensation Committee has the authority to determine the compensation of our Named Executive Officers. The Compensation Committee approves the structure of our executive compensation program, and is responsible for administering our equity compensation plans, including approving grants of awards under the plans. In performing its duties, the Compensation Committee is authorized to consider the recommendations of our Chief Executive Officer when determining the compensation of the other Named Executive Officers.

The elements of our executive compensation program and the compensation amounts payable thereunder to each Named Executive Officer were approved by the Compensation Committee. All Compensation Committee members are independent under applicable Nasdaq rules, and, except for recommendations made by Mr. Vargas with respect to the compensation of the other Named Executive Officers (other than himself), no Named Executive Officers had any role in determining the compensation of the Named Executive Officers.

Compensation Risk

The Compensation Committee has reviewed the Company’s compensation policies and practices for all employees, including executive and non-executive officers, and determined that the Company’s compensation programs do not give rise to risks reasonably likely to have a material adverse effect on the Company. The Compensation Committee noted several design features of the Company’s cash and equity incentive programs for executive officers in particular that reduce the likelihood of excessive risk-taking and instead encourage behaviors that support sustainable value creation by rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. Some of these elements include:

•A Balanced Mix of Compensation Components. The program design provides a balanced mix of cash and equity, annual and longer-term incentives, and performance metrics.

•Multiple Performance Factors. Our incentive compensation plans use company-wide performance metric(s), which in fiscal 2024 was our free cash flow for fiscal 2024 and cash balance as of September 30, 2024, and, in the case of certain non-executive employees, individual performance goals related to specific strategic or operational objectives. In addition, long-term incentive compensation in the form of PSUs is based on a combination of either (1) an increase in share price or (2) relative total shareholder return, which measures our performance against that of our competitors, and the executive’s continued employment with the Company.
•Focus on Long-term Incentives. Long-term incentive compensation is an integral part of compensation that discourages short-term risk taking. The long-term incentive grants for senior management are currently allocated between RSUs and PSUs, which provides a balance of incentives. Our long-term incentive awards generally are granted on an annual basis with long-term, overlapping vesting periods to motivate eligible recipients to focus on sustained stock price appreciation.
•Managed Expectations. Our cash and equity incentive plans contain a cap on the maximum payout to avoid targets that, if not achieved, result in an unduly large percentage loss of compensation.
•Stock ownership guidelines. Our stock ownership guidelines require that all of our executive officers hold a significant amount of our equity to align their interests with shareholders over the long term.
•Clawback policy. We have a compensation recovery (clawback) policy applicable in the event of an accounting restatement.
•Prohibition Against Short-term and Speculative. In an effort to avoid the potential for heightened legal risk or the appearance of improper or inappropriate conduct by our directors, executives and other employees, we prohibit all of our employees and directors from engaging in short-term trading of the Company’s securities, short sales, transactions in puts, calls or other derivative securities related to the Company’s stock on an exchange or in any other organized market, entering into hedging or monetization transactions that are designed to hedge or offset any decrease in the market value of the Company’s securities, margining Company securities held in a margin account, or pledging Company securities as collateral for a loan.

Role of Compensation Consultant

Pursuant to its charter, the Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. Since 2016, the Compensation Committee has retained Compensia, a national compensation consulting firm, to advise it regarding the amount and types of compensation that we provide to our executive officers, including our Named Executive Officers, and how our compensation practices compare to the compensation practices of other companies. The members of the Compensation Committee consider input from Compensia as one factor in making decisions with respect to executive compensation matters, along with information and analysis they receive from management and their own judgment and experience.

The Compensation Committee regularly reviews the services provided by Compensia and performs an assessment at least annually on the independence of Compensia to determine whether the compensation consultant is independent. For fiscal 2024, the Compensation Committee determined that Compensia is independent in providing the Compensation Committee with executive compensation consulting services and that Compensia’s work for the Compensation Committee did not raise any conflicts of interest, consistent with SEC rules and Nasdaq listing standards. Compensia did not perform any services for the Company during fiscal 2024 other than providing advice with respect to executive officer and director compensation.

Peer Companies

The composition of the Company’s peer group of companies is reviewed annually to ensure that the selected peer companies are appropriate in terms of industry, company size and business focus. As done in prior years, in October 2023, the Compensation Committee engaged Compensia to conduct a review of the Company’s peer group of companies, as well as a comprehensive compensation survey utilizing the new peer group for each of our Named Executive Officers.

After assessing the 2023 peer group of companies, based on the recommendation of Compensia, the Compensation Committee removed and replaced certain companies previously selected as peer group companies to establish the following peer group:

October 2022 Peer Group:	New October 2023 Peer Group:
•AeroVironment, Inc.
•Airgain, Inc.
•Applied Optoelectronics, Inc.
•Astronics Corporation
•Aviat Networks, Inc.
•DZS, Inc.
•Gilat Satellite Networks Ltd.
•inTEST Corporation
•Intevac, Inc.
•KVH Industries, Inc.
•Luna Innovations Incorporated
•nLIGHT, Inc.
•Park Aerospace Corp.
•Ultralife Corporation

•Air Industries Group
•Airgain, Inc.
•Astronics Corporation
•Butler National
•CPI Aerostructures
•DZS, Inc.
•Innovative Solutions and Support
•inTEST Corporation
•Intevac, Inc.
•Intuitive Machines
•KVH Industries, Inc.
•Luna Innovations Incorporated
•nLIGHT, Inc.
•Park Aerospace Corp.
•SIFCO Industries
•TAT Technologies
•Ultralife Corporation

In October 2023, in connection with compensation decisions related to fiscal 2024, Compensia reviewed the compensation levels for each of the Named Executive Officers, utilizing the Company’s new October 2023 peer group with respect to Mr. Rittichier and a blend of the Company’s new October 2023 peer group and broader survey data with respect to Mr. Minichiello. The analysis covered base salary, target bonus as a percent of salary, target total cash compensation, total long-term incentive compensation value and target total direct compensation relative to each company in the October 2023 peer group (or a blend of the Company’s new October 2023 peer group and broader survey data with respect to Mr. Minichiello). Following review of Compensia’s analysis, the Compensation Committee made a determination in December 2023, in light of the Company’s then-recent financial performance and then-current liquidity situation, to make no changes to each Named Executive Officer’s base salary or target bonus percentage for fiscal 2024 from the amounts previously approved by the Committee in March 2022.

The purpose of the compensation review was to provide the Compensation Committee with information on the compensation practices and program designs at peer companies. This information is used by the Compensation Committee to inform its decision-making process with respect to the compensation amounts for the Named Executive Officers. However, the Compensation Committee does not rigidly adhere to a benchmarking strategy in setting compensation amounts for the Named Executive Officers. Instead, the peer group compensation information is used as one of the data points for the Compensation Committee to make subjective compensation decisions using its business judgment after considering a number of factors, including our objectives of attracting and motivating highly qualified executives, holding executives accountable and rewarding them for individual performance, and ensuring that compensation levels are externally competitive and internally equitable.

Base Salary

Base salaries for the Named Executive Officers are determined based upon job responsibilities, level of experience, individual performance, and the peer group compensation information described above. None of our Named Executive Officers is entitled to an automatic base salary increase, and all increases in base salary for our Named Executive Officers are determined by the Compensation Committee in its discretion. The Compensation Committee reviews any proposed base salary increase for our Chief Executive Officer in executive session without Company management present.

During fiscal 2024, Mr. Vargas’s base salary was initially $210,000, was increased to $270,000 in January 2024 and then was increased to $375,000 in May 2024 in connection with his appointment as the Company’s interim CEO. During fiscal 2024, Mr. Minichiello’s base salary was $365,000, Mr. Black’s base salary was $300,000 (through his separation from service with the Company effective February 16, 2024) and Mr. Rittichier’s base salary was $500,000 (through his separation from service with the Company effective May 7, 2024).

Short-Term Cash Incentives

In General. Historically, the Company established a new cash incentive plan each fiscal year which provided the Company’s executive officers an opportunity to receive an annual cash payment in addition to their base salaries. In place of an annual plan, on June 9, 2022, the Compensation Committee approved the EMCORE Corporation Short-Term Incentive Plan (the “Short-Term Incentive Plan”). The Short-Term Incentive Plan provides participants with an opportunity to earn cash bonus payments upon the satisfaction of performance goals for a specified performance period, generally the Company’s fiscal year, and generally subject to continued employment through the payment date.

Under the Short-Term Incentive Plan, bonus payments, if any, are based on an individual target bonus amount for the performance period set by the Compensation Committee and are directly related to the satisfaction of the applicable performance goal(s) set by the Compensation Committee for such performance period. Performance goals may include one or more of the enumerated benchmarks set forth in the Short-Term Incentive Plan or such other criteria as determined by the Compensation Committee. Such performance goals may relate to the performance of the Company as a whole, a business unit, division, department, individual or any combination of these and may be applied on an absolute basis and/or relative to one or more peer group companies or indices, or any combination thereof, as determined by the Compensation Committee. The Short-Term Incentive Plan provides that the maximum bonus payable to any participant for any fiscal year is 150% of the applicable participant’s base salary for such period or such lower amount as determined by the Compensation Committee. Any bonus payments earned under the Short-Term Incentive Plan will be paid as soon as administratively practicable after the end of the applicable performance period, subject to the employee’s continued employment through the payment date.

The Short-Term Incentive Plan contains baseline good governance features – bonus payments are tied to performance metrics and are subject to a hardwired cap rather than a cap determined each year (and the 2024 annual bonus cap was 100% of the applicable participant’s base salary). The Short-Term Incentive Plan shall remain in effect until such time as the Compensation Committee or the Board of Directors suspends, modifies or terminates the Short-Term Incentive Plan.

Fiscal 2024 Performance Goals and Target Bonus Amounts. In January 2024, the Compensation Committee adopted financial goals under the Short-Term Incentive Plan for fiscal 2024 and established the following target bonus opportunities under the Short-Term Incentive Plan for each of our Named Executive Officers: 100% of Mr. Rittichier’s base salary, 75% of Mr. Minichiello’s base salary and 50% of Mr. Black’s base salary. In May 2024, in connection with his appointment as the Company’s interim CEO, the Compensation Committee established a target bonus opportunity under the Short-Term Incentive Plan of $187,500 (50% of his new base salary of $375,000) for Mr. Vargas. The Compensation Committee determined to cap bonus payouts for outperformance at 100% of the employee’s target bonus amount to limit our Named Executive Officers’ and non-executive employees’ maximum bonus potential for fiscal 2024.

For fiscal 2024, in consultation with its advisors, the Compensation Committee, consistent with and in support of the Company’s fiscal 2024 goals and objectives, established fiscal 2024 performance goals for Mr. Rittichier, Mr. Minichiello and Mr. Black related solely to the performance of the Company and the achievement of free cash flow and cash balance targets.

In May 2024, in connection with his appointment as the Company’s interim CEO, the Compensation Committee determined that Mr. Vargas’s cash bonus for fiscal 2024 would be based on the Company’s achievement of adjusted cash flow breakeven (excluding restructuring costs) by the end of the quarter ending September 30, 2024. The Compensation Committee established adjusted cash flow breakeven (excluding restructuring costs) by the end of the quarter ending September 30, 2024 as the Company performance goal with respect to Mr. Vargas because it believed this financial metric was the best indicator of the Company’s improved performance for the period of time that Mr. Vargas was expected to serve as interim CEO during fiscal 2024 and aligned with the Company’s then-current financial goals and liquidity status. In December 2024, the Committee determined that the Company had achieved adjusted cash flow breakeven (excluding restructuring costs) by the end of the quarter ending September 30, 2024 and approved the payment of Mr. Vargas’s cash bonus for fiscal 2024.

For fiscal 2024, for all employees other than our interim CEO, the Compensation Committee designated the achievement of free cash flow and cash balance targets as the Company performance goal for fiscal 2024 because it believed these metrics were the best indicator of the Company’s performance for fiscal 2024 in light of the Company’s efforts to generate cash from operations. The Compensation Committee also believed that these metrics properly incentivized Mr. Rittichier, Mr. Minichiello and Mr. Black to achieve objectives that would support these efforts. For purposes of awards payable under the Short-Term Incentive Plan with respect to fiscal 2024, “free cash flow” means adjusted EBITDA minus capital expenses and proceeds from financing activities and “adjusted EBITDA” means operating profit for the Company’s ongoing businesses as determined under generally accepted accounting principles in the United States, less interest expense, tax expense, depreciation and amortization and with adjustments approved by the Compensation Committee. For fiscal 2024, the Compensation Committee established the following free cash flow and cash balance targets and subsequently determined our actual performance levels as set forth below:

Company Performance Goal	Target:	Actual:	Target Achieved:
Free Cash Flow for fiscal 2024	-$(3.284) million	-$(5.697) million	No
Cash balance as of 9/30/24	$14.5 million	$10.8 million	No

Non-GAAP bookings are reconciled in accordance with GAAP and included in the consolidated financial statements set forth in this Annual Report. The Company failed to meet the free cash flow target for fiscal 2024 and the cash balance as of September 30, 2024 target, and in December 2024, the Committee determined that no amount would be payable to Mr. Minichiello or any non-executive employee under the Short-Term Incentive Plan for fiscal 2024 (except for the bonus payable to Mr. Vargas as described above).

Sales Commission Plan. Mr. Vargas is also eligible to earn quarterly cash commission payments pursuant to the Company’s sales commission plan. Pursuant to such plan, commissions with respect to Mr. Vargas (in his capacity as the Company’s VP, Sales) are determined and earned based on (i) a percentage of the dollar value of the Company’s bookings in the applicable quarter and (ii) achievement of a bookings target on the first day of the applicable quarter as compared to the Company’s revenue target (based on the Company’s Board-approved operating plan) for the immediately preceding quarter. Any such commissions are paid quarterly, subject to Mr. Vargas’s continued service through the payment date. For fiscal year ended September 30, 2024, Mr. Vargas earned total sales commissions of $92,432 under the Company's sales commission plan.

Long-Term Stock-Based Incentives

In General. The Company believes that stock-based incentives are an effective means for aligning the interests of our executives with the interests of our shareholders and that the long-term compensation of the Company’s Named Executive Officers should be linked to the value provided to our shareholders. In addition, we use stock-based compensation as a retention tool. Because our stock-based awards generally vest over a multi-year period, they provide our executives with an ongoing incentive to continue their employment with the Company and to maximize shareholder value. Long-term stock-based incentives granted to our executives for the last several years have been structured in the form of restricted stock unit awards. Restricted stock unit (“RSU”) awards are designed to link executives’ interests with those of the Company’s shareholders, because the value of the awards is based on the value of our Common Stock. In addition, they provide a long-term retention incentive throughout the vesting period because the RSUs generally have value regardless of stock price volatility.

In granting equity awards to our Named Executive Officers, the Compensation Committee relied on the advice of our independent compensation consultant and used its judgment and discretion to determine the appropriate value of each award at the time it was granted (based on the value of our Common Stock when granted) and reviewed each executive’s individual performance and the performance of the Company in the prior fiscal year, as well as the peer group compensation information described above.

Fiscal 2024 Awards for Named Executive Officers. On June 15, 2024, after taking into account the advice of our independent compensation consultant, the Compensation Committee granted 215,517 RSUs with a grant date fair value of $185,345 to Mr. Vargas and 76,400 RSUs with a grant date fair value of $65,704 to Mr. Minichiello. The grant date fair value was computed based on the closing price of $0.86 per share of our Common Stock on June 14, 2024, the last trading day prior to the grant date. Mr. Vargas’s RSU award was granted pursuant to the amended and restated offer letter entered into between the Company and Mr. Vargas on May 8, 2024 in connection with his appointment as the Company’s interim CEO, and will vest in full on the first anniversary of the grant date, subject to his continued employment with the Company (in any capacity) through the vesting date. Mr. Minichiello’s RSUs will vest as to 33.3% of the underlying shares on each of the first three anniversaries of the grant date, subject to his continued employment with the Company through the vesting date. In determining the appropriate grant date value of the June 2024 RSU awards, the Compensation Committee considered the size of historical equity award grants made to other senior executives, the current retention hold for Mr. Vargas and Mr. Minichiello, the recommendations of our independent compensation consultant, and the peer group compensation information described above. Nevertheless, the number of shares underlying the RSU awards granted in June 2024 were, based on the grant date fair value, less than the annual equity grant values recommended by our independent compensation consultant and less than the grant date fair value of awards made in prior years. However, in determining the number of shares underlying the RSU awards granted in June 2024, the Compensation Committee balanced the need to incentivize and motivate our Named Executive Officers with the limited number of shares available under the Company’s equity plans. Neither Mr. Black nor Mr. Rittichier received an RSU or other equity award during fiscal 2024.

Outstanding Prior Fiscal Year PSUs. During fiscal 2024, our Named Executive Officers each held performance restricted stock units (“PSUs”) that were granted during fiscal 2023 and fiscal 2022. The PSUs that were granted during the fiscal year ended September 30, 2023 (“fiscal 2023”) will vest, if at all, based on a combination of our achievement of an average stock price per share of the Common Stock at the close of regular trading on the principal exchange on which the stock is listed or traded for any 30-calendar day period during a three-year performance period that averages more than 130% of the per share closing price on the PSU grant date, generally subject to the Named Executive Officer’s continued employment through the last day of the performance period. The PSUs currently outstanding that were granted during the fiscal year ended September 30, 2022 (“fiscal 2022”) will vest based on a combination of our relative total shareholder return over a three-year performance period following the grant date, generally subject to the executive’s continued employment through the last day of the performance period. Relative total shareholder return with respect to the fiscal 2022 PSUs is measured against the companies in the Russell 2000 Index.

Company Benefits

The Company’s benefits are an important tool in our ability to attract and retain outstanding employees throughout the Company. As a business matter, we weigh the benefits we need to offer to remain competitive and attract and retain talented employees against the cost of the benefits. Benefit levels are reviewed periodically to ensure they are cost-effective and competitive and support the overall needs of Company employees.

This section describes the benefits that the Company provides to key executives and notes those instances when benefits for the Named Executive Officers differ from the general plan. In some instances, we also describe the programs we offer across the Company as context to specific discussions about executive benefits.

Medical, Dental, and Vision Benefits

The Company offers a standard benefits package to all of its eligible employees, which includes medical, dental and vision coverage. The Named Executive Officers are also eligible to receive supplemental health benefit coverage that is not made available to non-executive employees, which provides the Named Executive Officers with additional Company-paid medical, dental and vision coverage that could be applied when their primary medical, dental or vision coverage has exceeded its coverage limit or does not provide coverage.

Company-Sponsored Retirement Plan

The EMCORE Corporation 401(k) Plan (the “401(k) Plan”) is a tax-qualified defined contribution plan that is designed to comply with the Employee Retirement Income Security Act of 1974, as well as federal and state legal requirements. The 401(k) Plan is designed to provide retirement benefits to eligible employees of the Company. Eligible employees, including the Company’s Named Executive Officers, may elect to contribute to the 401(k) Plan through salary reduction up to the yearly maximum tax-deductible deferral allowed pursuant to IRS regulations. A participant may elect to defer between 1-90% of his or her compensation per pay period. Each participant is able to direct his or her investment into any of the available investment options. Participants’ contributions are vested at 100%. The Company may provide a discretionary match of a participant’s contribution to the 401(k) Plan. During fiscal 2024, this discretionary match was 100% of the first 3% of a participant’s contribution to the 401(k) Plan plus 50% of the next 2% of a participant’s contribution to the 401(k) Plan, subject to certain IRS limits, with such matching contributions vesting immediately.

Officer and Director Share Purchase Plan

In January 2011, the Compensation Committee approved an Officer and Director Share Purchase Plan (the “ODPP”), which allows executive officers, including the Named Executive Officers, and directors of the Company to purchase shares of Common Stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing shares of Common Stock. Elections to participate in the ODPP may only be made during open trading windows under the Company’s insider trading policy and when the participant does not otherwise possess material non-public information concerning the Company.

Perquisites and Other Personal Benefits

We generally do not provide our executive officers, including the Named Executive Officers, with perquisites or other personal benefits, except for supplemental health benefit coverage (as described above under “Medical, Dental, and Vision Benefits”), and, in the case of our CFO, reimbursement of certain modest commuting expenses, including airfare, ground transportation, lodging and meals, related to Mr. Minichiello’s travel to and from his home and the Company’s headquarters. These items are provided because we believe that they serve a necessary business purpose and represent an immaterial element of our executive compensation program. We do not provide tax reimbursements or any other tax payments with respect to perquisites, including excise tax “gross-ups,” to any of our executive officers.

Severance Benefits

In an effort to further promote the retention of the Company’s Named Executive Officers, the Company previously entered into (1) an executive severance and change in control agreement with each of Mr. Vargas and Mr. Black in May 2023, (2) an executive employment agreement with Mr. Minichiello in connection with his appointment as our Chief Financial Officer effective August 26, 2019 and (3) an executive employment agreement with Mr. Rittichier in connection with his appointment as our Chief Executive Officer effective January 3, 2015. These agreements set forth each executive’s eligibility for severance benefits upon a qualifying termination by us without “cause” or by the executive for “good reason” (as those terms are defined in each executive’s executive severance and change in control agreement or employment agreement, as applicable). We do not believe that the Named Executive Officers should be entitled to receive cash severance benefits merely because a change in control transaction occurs in the absence of a termination of employment, accordingly, a change in control does not, in and of itself, entitle any Named Executive Officer to receive cash severance benefits.

Mr. Black. Mr. Black’s employment was terminated by the Company without cause effective February 16, 2024. The Company and Mr. Black entered into a separation and general release agreement, effective as of February 24, 2024 (the “Black Separation Agreement Effective Date”) (such agreement, the “Black Separation Agreement”), pursuant to which the Company agreed to provide Mr. Black with severance benefits that are consistent with his executive severance and change in control agreement in consideration for Mr. Black’s execution and non-revocation of a release of claims in favor of the Company and his agreeing to comply with certain confidentiality, non-solicitation and other meaningful restrictive covenants. Under the Black Separation Agreement, Mr. Black was paid his base salary over a six-month period following the Black Separation Agreement Effective Date.

Mr. Rittichier. Mr. Rittichier’s employment was terminated by the Company without cause effective May 7, 2024. The Company and Mr. Rittichier entered into a separation and general release agreement, effective as of May 15, 2024 (the “Rittichier Separation Agreement Effective Date”) (such agreement, the “Rittichier Separation Agreement”), pursuant to which the Company agreed to provide Mr. Rittichier with severance benefits that are consistent with his employment agreement in consideration for Mr. Rittichier’s execution and non-revocation of a release of claims in favor of the Company and his agreeing to comply with certain confidentiality, non-solicitation and other meaningful restrictive covenants. Under the Rittichier Separation Agreement, Mr. Rittichier is entitled to (1) payment of an amount equal to his base salary plus an amount equal to his annual target bonus opportunity, payable in biweekly payments over the twelve-month period following the Rittichier Separation Agreement Effective Date and (2) payment by the Company of the portion of Mr. Rittichier’s COBRA premiums for up to a maximum of eighteen months that the Company would have otherwise paid assuming that Mr. Rittichier was an active employee during such time.

For more information regarding potential payments that may be made to Messrs. Vargas, Minichiello, Black and Rittichier upon a qualifying termination of employment or a change in control, see “Executive Compensation — Potential Payments upon Termination or Change-in-Control.”

Clawback Policy

We have long maintained a compensation recoupment policy. Effective as of October 2, 2023, we adopted a clawback policy that provides for the recoupment of excess incentive compensation paid to executive officers, including the Named Executive Officers, in the event of an accounting restatement due to material noncompliance with financial reporting requirements in accordance with NASDAQ listing standards and Exchange Act Rule 10D-1. The policy applies to compensation that is granted, earned, or vested based in whole or in part upon the attainment of a financial reporting measure and provides for the reimbursement or forfeiture by the executive officer of the excess portion of the compensation received by the executive officers during the three preceding fiscal years.

Stock Ownership and Holding Requirements

We maintain a stock ownership policy. We believe that this policy aligns the interests of our executive officers with those of our shareholders by requiring executive officers to have direct ownership in shares of our Common Stock. The policy requires our Chief Executive Officer to own shares of our Common Stock having a value equal to at least three times his or her annual base salary and our other executive officers to own shares of our Common Stock having a value equal to at least one times his or her annual base salary. Shares subject to stock options and unvested stock unit awards are not considered owned by the executive for purposes of the policy. The executives covered by the policy are required to be in compliance with the ownership levels above within five years after the date such person is appointed as an executive officer and are required to retain at least 50% of the net after-tax shares received in respect of equity awards until they are in compliance.

Anti-Hedging, Pledging and Derivatives Policy

The Company considers it improper and inappropriate for the Company’s directors, executive officers and other employees to engage in short-term or speculative transactions in the Company’s securities and other transactions in the Company’s securities that create the potential for heightened legal risk or the appearance of improper or inappropriate conduct even if they occur at a time when the individual is not aware of material nonpublic information. Accordingly, the Company prohibits these individuals from engaging in short-term trading of the Company’s securities, short sales, transactions in puts, calls, or other derivative securities related to the Company’s stock on an exchange or in any other organized market, entering into hedging or monetization transactions that are designed to hedge or offset any decrease in the market value of the Company’s securities, margining Company securities held in a margin account, or pledging Company securities as collateral for a loan.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to a company’s chief executive officer and certain current and former executive officers. The Compensation Committee considers, among other relevant factors, the deductibility of compensation when it reviews our compensation plans and policies. However, there can be no assurance that any compensation will, in fact, be deductible, and the Compensation Committee may award non-deductible compensation when it determines it to be appropriate.

EXECUTIVE COMPENSATION

The table below sets forth certain information concerning the compensation paid to or earned by those persons who during fiscal 2024 served as interim CEO, CFO, former SVP, Operations, and former CEO. Our CFO and our former SVP, Operations were our two most highly compensated executive officers during fiscal 2024 other than our interim CEO, and our former CEO. Because we qualify as a “smaller reporting company,” compensation information is provided for the two most recently completed fiscal years ended September 30, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Matthew Vargas(2)............. VP, Sales and Interim Chief Executive Officer	2024	383,547(3)	40,000(4)	185,345	—	187,500	11,016(5)	767,408

Tom Minichiello..................	2024	365,000	—	65,704	—	—	35,875(6)	466,579
Chief Financial Officer	2023	365,000	—	254,572	—	—	43,528(6)	663,100

Iain Black(7).........................	2024	115,385	—	—	—	—	158,047(8)	273,472
Former SVP, Operations	2023	300,000	—	175,388	—	—	23,669(8)	499,057

Jeffrey Rittichier(9)............	2024	288,462	—	—	—	—	1,057,408(10)	1,345,870
Former Chief Executive Officer	2023	500,000	—	686,190	—	—	23,856(10)	1,210,046

(1)
The amounts in this column represent the grant date fair value of the stock awards granted to the Named Executive Officers during the applicable fiscal year, as determined in accordance with FASB Accounting Standards Codification No. 718 – Compensation — Stock Compensation (without regard to estimated forfeitures related to a service-based vesting condition) (“ASC 718”). Assumptions used in the calculation of these amounts are set forth in Note 13 to the Company’s consolidated financial statements for the fiscal years ended September 30, 2024 and 2023 set forth in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the Named Executive Officer.

(2)	Mr. Vargas was not a Named Executive Officer for fiscal 2023. In May 2024, Mr. Vargas was appointed to serve as the Company’s interim CEO.
(3)	Consists of $291,115 attributable to Mr. Vargas’s base salary compensation earned for fiscal 2024 and $92,432 of sales commissions payments earned by Mr. Vargas for fiscal 2024 under the Company’s sales commission plan.

(4)	Consists of a $40,000 retention bonus earned by Mr. Vargas on August 9, 2024 pursuant to an offer letter entered into on August 9, 2022 between the Company and Mr. Vargas prior to the time that Mr. Vargas was appointed interim CEO.
(5)	Consists of matching contributions by the Company under the 401(k) Plan.

(6)	Consists of $15,291 and $15,141 for payment of supplemental health benefits, $12,168 and $11,231 of matching contributions by the Company under the 401(k) Plan and $8,416 and $17,156 for reimbursement of certain modest commuting expenses, including airfare, ground transportation, lodging and meals, related to Mr. Minichiello’s travel to and from his home and the Company’s headquarters for fiscal 2024 and fiscal 2023, respectively.
(7)	Mr. Black separated from service with the Company effective February 16, 2024.
(8)	Consists of $5,855 and $13,707 for payment of supplemental health benefits and $2,192 and $9,962 of matching contributions by the Company under the 401(k) Plan, for fiscal 2024 and fiscal 2023, respectively. In addition, for fiscal 2024, this amount consists of severance paid pursuant the Black Separation Agreement in an amount equal to his base salary severance of $150,000, with such amount payable over a six-month period following the Black Separation Agreement Effective Date.
(9)	Mr. Rittichier separated from service with the Company effective May 7, 2024.
(10)	Consists of $9,368 and $13,707 for payment of supplemental health benefits and $7,923 and $10,149 of matching contributions by the Company under the 401(k) Plan, for fiscal 2024 and fiscal 2023, respectively. In addition, for fiscal 2024, this amount consists of severance amounts and benefits paid or accrued pursuant the Rittichier Separation Agreement, including base salary severance of $500,000 (which amount is payable in biweekly payments over the twelve-month period following the Rittichier Separation Agreement Effective Date), target bonus severance amount of $500,000 (which amount is payable in biweekly payments over the twelve-month period following the Rittichier Separation Agreement Effective Date), and $40,117 of Company paid COBRA insurance premiums (which amount represents the value of the COBRA premiums for up to a maximum of eighteen months that the Company would have otherwise paid assuming that Mr. Rittichier was an active employee during such time).
The following table sets forth as to each Named Executive Officer information on the exercise of stock options and the vesting of other stock awards previously granted to the Named Executive Officer during fiscal 2024.

Options Exercised and Stock Vested in Fiscal 2024

Option Awards			Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting(1) ($)
Matthew Vargas.............................................	—	—	745	427
Tom Minichiello.............................................	—	—	31,673	13,503
Iain Black........................................................	—	—	1,820	746
Jeffrey Rittichier............................................	—	—	86,775	33,087

(1)	The dollar amounts shown in this column for stock awards are determined by multiplying the number of shares that vested by the per-share closing price of the Common Stock on the vesting date.
Potential Payments upon Termination or Change-in-Control

In an effort to further promote the retention of Messrs. Vargas, Minichiello, Black and Rittichier, the Compensation Committee previously approved (1) an executive severance and change in control agreement with Mr. Vargas effective May 17, 2023 (the “Vargas Severance Agreement”), (2) an executive employment agreement with Mr. Minichiello in connection with his appointment as our Chief Financial Officer effective August 26, 2019 (the “Minichiello Employment Agreement”), (3) an executive severance and change in control agreement with Mr. Black effective May 17, 2023 (the “Black Severance Agreement”) and (4) an executive employment agreement with Mr. Rittichier in connection with his appointment as our Chief Executive Officer effective January 3, 2015 (the “Rittichier Employment Agreement”), each of which provide for certain severance benefits.

The Vargas Severance Agreement and the Minichiello Employment Agreement

The Vargas Severance Agreement and the Minichiello Employment Agreement each provide that the respective Named Executive Officer’s employment is “at-will” and may be terminated by Mr. Vargas or Mr. Minichiello, as applicable, or by the Company at any time with or without cause, subject only to the severance obligations set forth in such agreements. The Vargas Severance Agreement and the Minichiello Employment Agreement each provide for certain severance benefits upon termination without “cause” by the Company or termination for “good reason” by such Named Executive Officer, subject to the Named Executive Officer entering into a general release agreement with the Company and compliance with certain confidentiality, nondisclosure, and other restrictive covenants. The severance benefits under such arrangements that will be paid upon such terminations of employment, regardless of whether a “change in control” occurs, are:

•Continued payment of the Named Executive Officer’s current base salary for six months for Mr. Vargas and twelve months for Mr. Minichiello;
•Subject to the executive officer’s timely election to continue existing health benefits under COBRA, payment of all or a portion of the executive officer’s COBRA premiums for the same period as such executive officer’s base salary is continued; and
•For Mr. Minichiello only, payment of his target annual bonus for the fiscal year of such termination.

In addition to the benefits described above:

•If Mr. Vargas’s employment is terminated by the Company without “cause” or he terminates his employment for “good reason” within three months prior to or twelve months following a “change in control”, he is also entitled to receive (1) an amount equal to his prorated target annual bonus for the fiscal year of such termination, payable over six months, and (2) acceleration and immediate vesting of all of his outstanding equity awards that vest based solely on services over time (with any awards subject to performance-based vesting requirements subject to vesting on the terms set forth in the applicable agreement governing such award); and
•If Mr. Minichiello’s employment is terminated by the Company without “cause” or he terminates his employment for “good reason” within twelve months following a “change in control”, he is also entitled to acceleration and immediate vesting of all of his outstanding equity awards (with any awards subject to performance-based vesting requirements vesting at a minimum of the target performance level).

The base salary of each of Mr. Vargas and Mr. Minichiello will continue to be determined annually by the Compensation Committee, which may, in its sole and absolute discretion, increase Mr. Vargas’s or Mr. Minichiello’s base salary, but, with limited exception, may not decrease it below Mr. Vargas’s or Mr. Minichiello’s initial base salary without Mr. Vargas’s or Mr. Minichiello’s consent, as applicable, provided that if, at any time, Mr. Vargas is not selected to become the Company’s Chief Executive Officer following his interim role, Mr. Vargas’s base salary will automatically revert to $270,000, his previous base salary in connection with his role as the Company’s VP, Sales immediately prior to his appointment as our interim CEO without Mr. Vargas’s consent and without triggering Mr. Vargas’s right to resign for “good reason”.

In the event a payment or benefit provided under the Vargas Severance Agreement or the Minichiello Employment Agreement would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then such payment or benefit will be limited as provided in the applicable agreement. Neither of the Vargas Severance Agreement or the Minichiello Employment Agreement provide for any tax “gross up” or similar payment for any excise taxes that may be triggered by the payment of any parachute payments.

The following are estimated payments and benefits that would be provided to each of Mr. Vargas and Mr. Minichiello in the event the Named Executive Officer’s employment is terminated as described above. In accordance with applicable SEC disclosure rules, the estimates assume a termination date of September 30, 2024, the last business day of fiscal 2024. The actual amounts of the payments and costs of the benefits, however, can only be determined at the time of an executive’s separation from the Company.

Name	Cash Severance ($)	Continued Health Coverage (Company Part Only) ($)
Matthew Vargas...................................................................	187,500	18,407
Tom Minichiello...................................................................	638,750	17,238

In addition, as of September 30, 2024, Mr. Vargas and Mr. Minichiello would realize the following gains from the acceleration of unvested equity awards under the circumstances described above, measured based on a stock price of $2.21, which was the per share closing price of the Common Stock on the Nasdaq Global Market on September 30, 2024, the last trading day of fiscal 2024, assuming a change in control occurred on September 30, 2024, and assuming the acceleration and payout of PSUs based on a share price of $2.21 upon consummation of the change in control transaction:

•Matthew Vargas: $481,574 upon a qualifying termination within three months prior to or twelve months following a change in control; and
•Tom Minichiello: $203,822 upon a qualifying termination within twelve months following a change in control.

If Mr. Vargas’s or Mr. Minichiello’s employment is terminated for cause or such Named Executive Officer terminates his employment without good reason or due to death or disability, the Company will pay the Named Executive Officer’s base salary through the effective date of his termination and will not have any additional obligations to the Named Executive Officer.

Mr. Black

Mr. Black’s employment was terminated by the Company without cause effective February 16, 2024. A discussion of Mr. Black’s severance benefits paid pursuant to the Black Separation Agreement can be found in the “Severance Benefits” section of the “Compensation Discussion and Analysis” above.

Mr. Rittichier

Mr. Rittichier’s employment was terminated by the Company without cause effective May 7, 2024. A discussion of Mr. Rittichier’s severance benefits paid pursuant to the Black Separation Agreement can be found in the “Severance Benefits” section of the “Compensation Discussion and Analysis” above.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. For information regarding the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to “Executive Compensation – Compensation Discussion and Analysis.”

Pay Versus Performance Table(1)

	Summary Compensation Table Total for Interim CEO	Summary Compensation Table Total to Former CEO	Compensation Actually Paid to Interim CEO	Compensation Actually Paid to Former CEO	Average Summary Compensation Table Total for Non-CEO Named Executive Officers	Average Compensation Actually Paid to Non-CEO Named Executive Officers	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income (in thousands)
Year	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)(7)	($)(8)	($)	($)
2024	767,408	1,345,870	1,065,306	727,163	370,006	185,261	13.23	(31,119)
2023		1,210,046		(1,131,014)	581,079	(102,739)	6.42	(75,359)
2022		2,339,152		(2,880,664)	1,039,311	(259,576)	22.33	(24,333)

(1)	The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by our Named Executive Officers. These amounts reflect the Summary Compensation Table total with certain adjustments as described in footnotes 4, 5, and 8 below. Due to an inadvertent error, the Average Summary Compensation Table Total and Average Compensation Actually Paid amounts reported for 2022 and 2023 for the Non-CEO Named Executive Officers were not averaged in the Pay Versus Performance Table in the Company’s proxy statement filed in 2024 and have been corrected as shown above and below.
(2)	The dollar amount reported is the total compensation reported for Mr. Vargas, our VP, Sales and Interim CEO, for the fiscal year in the “Total” column of the Summary Compensation Table.
(3)	The dollar amounts reported are the total compensation reported for Mr. Rittichier, our former CEO, for each fiscal year in the “Total” column of the Summary Compensation Table.
(4)	The following represents the adjustments made to the Summary Compensation Table totals to derive the compensation actually paid to Mr. Vargas in his role as VP, Sales and Interim CEO:

Adjustments to Determine Compensation “Actually Paid” to Interim CEO	2024 ($)
Deduction for Amounts reported under the “Stock Awards” column in the Summary Compensation Table	185,345
Deduction for fair value of awards granted during year that remain outstanding as of covered year end	(476,293)

Increase for fair value of awards granted during year that vested during covered year	—
Increase/deduction for change in fair value from prior year-end to covered year-end of awards granted prior to covered year that were outstanding and unvested as of year-end	(6,955)
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to covered year that vested during covered year	5
Deduction of fair value of awards granted prior to covered year that were forfeited during covered year	—
Increase based upon incremental fair value of awards modified during year	—
Increase based on dividends or other earnings paid during covered year, prior to vesting date of award	—

(5)	The following represents the adjustments made to the Summary Compensation Table totals to derive the compensation actually paid to Mr. Rittichier in his role as our former CEO:

Adjustments to Determine Compensation “Actually Paid” to Former CEO	2024 ($)	2023 ($)	2022 ($)
Deduction for Amounts reported under the “Stock Awards” column in the Summary Compensation Table	—	686,190	1,828,377
Deduction for fair value of awards granted during year that remain outstanding as of covered year end	—	(363,456)	(677,026)
Increase for fair value of awards granted during year that vested during covered year	—	—	—
Increase/deduction for change in fair value from prior year-end to covered year-end of awards granted prior to covered year that were outstanding and unvested as of year-end	—	1,229,432	3,231,725
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to covered year that vested during covered year	8,565	30,900	376,570
Deduction of fair value of awards granted prior to covered year that were forfeited during covered year	610,142	501,000	460,170
Increase based upon incremental fair value of awards modified during year	—	256,994	—
Increase based on dividends or other earnings paid during covered year, prior to vesting date of award	—	—	—

(6)	The dollar amounts reported represent the average of the amounts reported for our named executive officers as a group (excluding the CEO) in the “Total” column of the Summary Compensation Table in each applicable fiscal year.
(7)	The named executive officers included in the non-CEO named executive average for each year are as follows:

2024	Messrs. Minichiello and Black
2023	Messrs. Minichiello and Black
2022	Messrs. Minichiello and Albert Lu, our former SVP, Engineering

(8)	The following represents the adjustments made to the Summary Compensation Table totals for our non-CEO named executive officers to derive the average compensation actually paid for our non-CEO Named Executive Officers:

Adjustments to Determine Compensation “Actually Paid” to Non-CEO Named Executive Officers	2024 ($)	2023 ($)	2022 ($)
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	32,852	214,980	670,405
Increase for fair value of awards granted during year that remain outstanding as of covered year end	(84,422)	(113,496)	(248,243)
Increase for fair value of awards granted during year that vested during covered year	146,301	347,451	—
Increase/deduction for change in fair value from prior year-end to covered year-end of awards granted prior to covered year that were outstanding and unvested as of year-end	914	32,939	711,978
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to covered year that vested during covered year	1,828	65,878	237,460
Deduction of fair value of awards granted prior to covered year that were forfeited during covered year	89,100	123,580	118,730
Increase based upon incremental fair value of awards modified during year	—	78,363	—
Increase based on dividends or other earnings paid during covered year, prior to vesting date of award	—	—	—

The following graphical depictions demonstrate the relationship between (i) the compensation actually paid to our Named Executive Officers versus our total shareholder return and (ii) the compensation actually paid to our Named Executive Officers versus our new income, for the periods covered in the Pay Versus Performance Table.

Comparison of “Compensation Actually Paid” versus Total Shareholder Return (“TSR”)

Comparison of “Compensation Actually Paid” versus Net (Income/Loss)

COMPENSATION COMMITTEE REPORT

The information contained under this “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended (“Securities Act”), or under the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates this information by reference into any such filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement in accordance with Item 407(e)(5) of Regulation S-K.

This report is submitted by the Compensation Committee.

COMPENSATION COMMITTEE Bruce E. Grooms, Chairman David Rogers Jeffrey J. Roncka

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2024, the members of the Compensation Committee included Messrs. Grooms, Rogers and Roncka along with Mr. Glasener, Mr. Rex S. Jackson and Mr. Stephen L. Domenik. No member of the Compensation Committee served as one of the Company’s officers or employees during fiscal 2024 or was formerly an officer or employee of the Company at any time. None of the Company’s executive officers served as a member of the compensation committee of any other company that has an executive officer serving as a member of the Company’s Board of Directors or Compensation Committee during fiscal 2024. None of the Company’s executive officers served as a member of the board of directors of any other company that has an executive officer serving as a member of the Compensation Committee during fiscal 2024.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of January 10, 2025 certain information regarding the beneficial ownership of EMCORE common stock by: (i) each Named Executive Officer of the Company, (ii) each director of the Company, (iii) all directors and current executive officers as a group (6 persons), and (iv) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than five percent (5%) of EMCORE common stock. Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has the sole voting and investment power over the shares of EMCORE common stock shown as beneficially owned, subject to community property laws, where applicable. Shares beneficially owned may include, as applicable, shares of EMCORE common stock, options to acquire shares of EMCORE common stock, and restricted stock units that are exercisable or will vest within sixty (60) days of January 10, 2025. Pursuant to the Merger Agreement, immediately prior to the effective time of the Merger, (i) each outstanding restricted stock unit subject to time-based vesting restrictions that is unvested and outstanding immediately prior to the effective time of the Merger, and (ii) each outstanding restricted stock unit subject to performance vesting conditions that is unvested and outstanding immediately prior to the effective time of the Merger (which will be deemed to have satisfied such performance vesting conditions at 100% of target and will have any time-based vesting conditions waived), will be cancelled in consideration for the right to receive a lump sum cash payment (less any applicable tax withholdings) equal to: (x) the total number of shares represented by such restricted stock unit multiplied by (y) the Merger Consideration.

Unless otherwise indicated, the address of each of the beneficial owners is c/o EMCORE Corporation, 450 Clark Dr., Budd Lake, NJ 07828.

Name	Shares Beneficially Owned	Percent of Shares Outstanding(1)
5% Shareholders:
Vikas Chopra	978,600(2)	10.8%
Beryl Capital Management LLC	900,000(3)	9.9%
Laurence W. Lytton	486,485(4)	5.4%
Named Executive Officers and Directors:
Cletus C. Glasener	6,589(5)	*
Bruce E. Grooms	8,359(6)	*
David Rogers	—(7)	*
Jeffrey J. Roncka	4,076(8)	*
Matthew Vargas	776(9)	*
Tom Minichiello	12,360(10)	*
Iain Black	4,006(11)	*
Jeffrey Rittichier	1,501(12)	*
All directors and current executive officers as a group (6 persons)	32,160(13)	*

*	Less than 1.0%

(1)	As of January 10, 2025, 9,080,833 shares of EMCORE common stock were outstanding.
(2)
Based on information in the Schedule 13G filed by Vikas Chopra with the SEC on November 4, 2024 for his holdings as of August 13, 2024. Mr. Chopra has sole voting and dispositive power with respect to 978,600 shares of EMCORE common stock. Mr. Chopra’s principal business office address is 192 West Greystone Rd., Old Bridge, NJ 08857.

(3)
Based on information in the Schedule 13G filed jointly by Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP, and David A. Witkin with the SEC on November 18, 2024 for their holdings as of November 11, 2024. Beryl Capital Management LLC, Beryl Capital Management LP, and David A. Witkin each beneficially own 900,000 shares of EMCORE common stock and have shared voting and shared dispositive power with respect to 900,000 shares of EMCORE common stock. Beryl Capital Partners II LP beneficially owns 777,076 shares of EMCORE common stock and has shared voting and shared dispositive power with respect to 777,076 shares of EMCORE common stock. Each of Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP, and David A. Witkin disclaim beneficial ownership of EMCORE common stock except to the extent of each such person’s pecuniary interest therein. In addition, the Schedule 13G filing on behalf of Beryl Capital Partners II LP should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of any EMCORE common stock covered by the Schedule 13G. The principal business office address of each of Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP, and David A. Witkin is 225 Avenue I, Suite 205, Redondo Beach, CA 90277.

(4)
Based on information in the Schedule 13G/A filed by Laurence W. Lytton with the SEC on November 14, 2024 for his holdings as of September 30, 2024. Mr. Lytton has sole voting and dispositive power with respect to 486,485 shares of EMCORE common stock. Mr. Lytton’s principal business office address is 467 Central Park West, New York, NY 10025.

(5)
Excludes 36,377 restricted stock units subject to vesting which are not expected to vest within 60 days of January 10, 2025, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

(6)
Excludes 23,219 restricted stock units subject to vesting which are not expected to vest within 60 days of January 10, 2025, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

(7)
Excludes 47,619 restricted stock units subject to vesting which are not expected to vest within 60 days of January 10, 2025, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

(8)
Excludes 23,219 restricted stock units subject to vesting which are not expected to vest within 60 days of January 10, 2025, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

(9)
Excludes 219,787 restricted stock units subject to vesting which are not expected to vest within 60 days of January 10, 2025, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

(10)
Excludes 116,523 restricted stock units subject to vesting which are not expected to vest within 60 days of January 10, 2025, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

(11)
Mr. Black’s employment with the Company terminated effective February 16, 2024, and on such date he owned 4,006 shares of EMCORE common stock. For purposes of this table, the Company has assumed that no transactions in EMCORE common stock have occurred since the effective date of Mr. Black’s separation from the Company.

(12)	Mr. Rittichier’s employment with the Company terminated effective May 7, 2024, and on such date he owned 42,791 shares of EMCORE common stock. On May 16, 2024, Mr. Rittichier filed a Form 144 with the SEC reporting the sale of 41,290 shares of EMCORE common stock. For purposes of this table, the Company has assumed that no other transactions in EMCORE common stock have occurred since the effective date of Mr. Rittichier’s separation from the Company.
(13)
Excludes an aggregate of 466,744 restricted stock units subject to vesting which are not expected to vest within 60 days of December 23, 2024, but which are expected to be cancelled in consideration for the right to receive a lump sum cash payment as set forth in the Merger Agreement and as discussed above.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Since October 1, 2022, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Related Person Transaction Approval Policy

The Company’s Code of Business Conduct and Ethics sets forth the Company’s written policy for the review and approval of related person transactions. A related person is defined by applicable SEC rules as any executive officer, director or director nominee, any person who is known to be a beneficial owner of more than five percent (5%) of the voting securities of the Company, and any immediate family member of any of the foregoing persons.

A related person transaction is defined under applicable SEC rules as any financial or other transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company (or a subsidiary) would be a participant and the amount involved would exceed the lesser of $120,000 and 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person would have a direct or indirect material interest. A related person will not be deemed to have a direct or indirect material interest in a transaction if the interest arises only from the position of the person as a director of another corporation or organization that is a party to the transaction or the direct or indirect ownership by such person and all the related persons, in the aggregate, of less than ten percent (10%) of the equity interest in another person (other than a partnership) which is a party to the transaction. In addition, certain interests and transactions, such as director compensation that has been approved by the Board of Directors, transactions where the rates or charges are determined by competitive bid and compensatory arrangements solely related to employment with the Company (or a subsidiary) that have been approved by the Compensation Committee, are not subject to the policy.

The Board of Directors has delegated to the Audit Committee the responsibility for reviewing, approving and, where applicable, ratifying material related person transactions involving the Company’s directors or executive officers or their respective immediate family members or affiliated entities. If a member of the Audit Committee has an interest in a related person transaction, then he or she will not participate in the review process.

In considering the appropriate action to be taken regarding a related person transaction, the Audit Committee or the Board of Directors (as the case may be) will consider the best interests of the Company, whether the transaction is fair to the Company and serves a compelling business reason, and any other factors that it deems relevant. As a condition to approving or ratifying any related person transaction, the Audit Committee may impose whatever conditions and standards it deems appropriate, including periodic monitoring of ongoing transactions.

The Company’s Code of Business Conduct and Ethics also includes the Company’s Conflicts of Interest Policy, among other policies. The Conflicts of Interest Policy provides, among other things, that conflicts of interest exist where the interests or benefits of one person or entity conflict with the interests or benefits of the Company. The Code of Business Conduct and Ethics also provides restrictions on outside directorships, business interests and employment, and receipt of gifts and entertainment and requires that all material violations of the Company’s Code of Business Conduct and Ethics or matters involving financial or legal misconduct be reported to the Audit Committee on at least a quarterly basis, or more frequently depending upon the level of severity of the violation.

Directors and executive officers are also required to disclose potential and existing related person transactions on a quarterly basis and in Directors and Officers Questionnaires completed annually.

Director Independence

The Board of Directors reviews the independence, and any possible conflicts of interest, of directors and director nominees at least annually. The Board of Directors has affirmatively determined that each of Mr. Glasener, Mr. Grooms, Mr. Rogers and Mr. Roncka are independent under the listing standards applicable to the Company pursuant to the Nasdaq rules, comprising a supermajority (80%) of the Board of Directors. Mr. Vargas, as the Company’s Interim Chief Executive Officer, is not independent under the Nasdaq rules.

In addition to the Nasdaq listing standard rules, the Company’s Amended and Restated Bylaws require that a majority of the Board of Directors be independent pursuant to certain additional criteria that, in many cases, are not included within the requirements of the Nasdaq rules. For example, a director is not considered independent for purposes of the Amended and Restated Bylaws if, in the past three years, the director or any of his or her family members: (i) has received any remuneration as an advisor, consultant or legal advisor to the Company or any of its subsidiaries, affiliates, executive officers or to any other director of the Company; (ii) has an agreement with the Company or any of its subsidiaries or affiliates for personal services or has engaged in any transaction or business relationship with the Company or its subsidiaries or affiliates; or (iii) is affiliated with or employed by any present or former auditor for the Company. The Board of Directors has determined that each of Messrs. Glasener, Grooms, Rogers and Roncka are also independent directors within the meaning of the Company’s Amended and Restated Bylaws. A copy of the Company’s Amended and Restated Bylaws is posted in the Governance section on the Investors tab of the Company’s website (www.emcore.com).

In making its independence determination, the Board of Directors considers the responses of each director and executive officer to an annual Directors and Officers Questionnaire, in which each director answers specific questions to facilitate an evaluation of the director’s independence and each director and executive officer discloses, among other things, information about the following: his or her employment or other occupation; service on the boards or committees of other companies (both public and private); service as a director, trustee or executive officer in any charitable organizations; service of a family member as an officer in any company (public or private) or charitable organizations; relationships by blood, marriage or adoption among directors or executive officers of the Company; related person transactions with the Company; legal proceedings involving the Company; indebtedness to the Company; or prior arrangements and understandings with respect to the selection of directors or executive officers of the Company. Following a review of these questionnaires, the Company did not identify any transactions, relationships or arrangements engaged in by these directors or in which they participated (directly or indirectly) to be considered by the Board of Directors in making its independence determination.

ITEM 14.    Principal Accountant Fees and Services.

Fiscal 2024 & 2023 Auditor Fees and Services

The following table presents fees for professional services provided to the Company by CohnReznick LLP in fiscal 2024 and by KPMG LLP in fiscal 2023:

	Year Ended September 30,
(in thousands)	2024	2023
Audit fees (1)	$403	$1,150
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$403	$1,150

(1)	Represents fees for professional services rendered in connection with the audit of our annual financial statements, audit of our internal control over financial reporting as of September 30, 2023, reviews of our quarterly financial statements, other SEC filings, including registration statements, correspondence with the SEC, and advice provided on accounting matters that arose in connection with audit services.

Audit Committee Pre-Approval Policies and Procedures

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

PART IV.

ITEM 15.    Exhibit and Financial Statement Schedules.

(a)(1)    Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm (PCAOB ID: 596 and 185)
Consolidated Balance Sheets as of September 30, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023
Notes to Consolidated Financial Statements

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

2.1^
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

2.5^
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

2.7^
Asset Purchase Agreement, dated as of October 11, 2023, by and among EMCORE Corporation, Photonics Foundries, Inc. and Ortel LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 12, 2023).

2.8^
Asset Purchase Agreement, dated as of April 30, 2024, by and between EMCORE Corporation and HieFo Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 2, 2024).

2.9^
Agreement and Plan of Merger, dated as of November 7, 2024, by and among Velocity One Holdings, LP, Aerosphere Power Inc., Velocity Merger Sub, Inc., and EMCORE Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 8, 2024).

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
3(i).6
Certificate of Amendment to the Restated Certificate of Incorporation, effective as of April 1, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2024).

3(i).7
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

3(i).8
Certificate of Designation of Series B Junior Participating Preferred Stock of EMCORE Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2023).

3(ii).1	EMCORE Amended and Restated Bylaws, as amended through February 20, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 21, 2024.
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 6, 2017).
4.2	Description of EMCORE Corporation Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on December 27, 2023).
4.3
Section 382 Tax Benefits Preservation Plan, dated as of September 28, 2023, by and between EMCORE Corporation and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 28, 2023).

4.4	Warrant to Purchase Common Stock, dated April 29, 2024 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 2, 2024).
10.1
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by EMCORE Corporation and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.2†**	Directors’ Compensation Policy (amended effective October 1, 2024).
10.3†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.4†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2020).
10.5†
Amended and Restated Offer Letter of Employment, dated May 8, 2024, by and between EMCORE Corporation and Matthew Vargas (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2024).

10.6†
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

10.8†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2014).

10.9†
Separation and General Release Agreement, dated May 21, 2024, by and between EMCORE Corporation and Jeffrey Rittichier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

10.10†
Employment Agreement, dated August 7, 2019, by and between EMCORE Corporation and Tom Minichiello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2019).

10.11†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.12†
Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan, as amended and restated on January 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2024).

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

10.16†
Form of Performance-Based Restricted Stock Unit Award (for executive officers and non-executive employees) under the Amended and Restated EMCORE Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.17†	EMCORE Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2022).
10.18†	EMCORE Corporation 2022 New Employee Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed on August 10, 2022).
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

10.26
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents dated April 29, 2024 by and among Wingspire Capital LLC, in its capacity as Agent under the original Credit Agreement, and HCP-FVU, LLC, as the Successor Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024).

10.27
Forbearance Agreement and Second Amendment to Credit Agreement dated April 29, 2024 among EMCORE Corporation, EMCORE Space & Navigation Corporation and EMCORE Chicago Inertial Corporation, the Lenders from time to time party thereto and HCP-FVU, LLC, as administrative agent for the Lenders incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024).

10.28^
Single-Tenant Triple Net Lease, dated as of December 13, 2022, by and between EMCORE Chicago Inertial Corporation and 8400 W 185TH STREET INVESTORS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2022).

10.29
Lease Guaranty, dated as of December 13, 2022, by and between EMCORE Chicago Inertial Corporation and 8400 W 185TH STREET INVESTORS, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2022).

10.30
Cooperation Agreement, dated as of January 10, 2024, by and among EMCORE Corporation and Bradley L. Radoff and certain of his affiliates (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2024.

19.1**	EMCORE Corporation General Insider Trading Policy.
19.2**	EMCORE Corporation Executive Insider Trading Policy.
21.1**	Subsidiaries of the Company.
23.1**	Consent of CohnReznick LLP, independent registered public accounting firm.
23.2**	Consent of KPMG LLP, independent registered public accounting firm.
24.1**	Power of Attorney (see the signature page of this Annual Report on Form 10-K).
31.1**	Certificate of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	EMCORE Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on December 27, 2023).
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.
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

EMCORE CORPORATION

Date:	January 14, 2025	By:	/s/ Matthew Vargas
Matthew Vargas
Interim Chief Executive Officer (Principal Executive Officer)

Date:	January 14, 2025	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints and hereby authorizes Matthew Vargas such person’s true and lawful attorney-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on January 14, 2025.

Signature	Title
/s/ Matthew Vargas	Interim Chief Executive Officer and Director
Matthew Vargas	(Principal Executive Officer)

/s/ Tom Minichiello	Chief Financial Officer
Tom Minichiello	(Principal Financial and Accounting Officer)

/s/ Cletus C. Glasener	Chairman of the Board
Cletus C. Glasener

/s/ Bruce E. Grooms	Director
Bruce E. Grooms

/s/ Jeffrey J. Roncka	Director
Jeffrey J. Roncka

/s/ David Rogers	Director
David Rogers