Form 10-Q
period 2024-12-31
EMCORE CORP
filed 2025-02-14
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

As of February 11, 2025, the number of shares outstanding of no par value common stock totaled 9,080,833.

EMCORE CORPORATION
FORM 10-Q QUARTERLY REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about future results included in our Exchange Act reports and statements about plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will,” “would,” and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our ability to continue as a going concern, the Proposed Transaction (as defined below), including the anticipated timing of the closing of the Proposed Transaction and the anticipated delisting and deregistration of our common stock, the expected costs and benefits of our restructuring efforts, our ability to manage our liquidity, expected liquidity and sufficiency of available cash, including expected runway, sources and use of cash, development of new products, enhancements, or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings (including current or future litigation related to the Proposed Transaction), and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or the industries in which we operate to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following:

•risks related to that certain Agreement and Plan of Merger, dated as of November 7, 2024 (the “Merger Agreement”), by and among the Company, Velocity One Holdings, LP (“Parent”), Aerosphere Power Inc. (“Parent Group Member”), and Velocity Merger Sub, Inc. (“Merger Sub”), including without limitation (i) the possibility that the conditions to the consummation of the transactions contemplated by the Merger Agreement will not for any reason be satisfied (including the failure to obtain the approval of the Merger Agreement by the Company’s shareholders) in the anticipated timeframe or at all; (ii) risks related to the ability to realize the anticipated benefits of the transactions contemplated by the Merger Agreement; (iii) the ability to retain and hire key personnel; (iv) negative effects of the announcement or failure to consummate the transactions contemplated by the Merger Agreement on the market price of the capital stock of the Company and on the Company’s operating results, including that the Company’s stock price may decline significantly if the transactions contemplated by the Merger Agreement are not consummated; (v) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, which in certain circumstances may require the Company to pay a termination fee; (vi) significant transaction costs, fees, expenses and charges, operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operational relationships following the announcement of the Merger Agreement or consummation of the transactions contemplated by the Merger Agreement and the diversion of the attention of the Company’s management from its ongoing business); (vii) failure to consummate or delay in consummating the transactions contemplated by the Merger Agreement for any reason; and (viii) risks associated with current or future litigation related to the Proposed Transaction;
•risks related to our ability to obtain capital and the terms of any financing transaction that may be available to us, if at all, and our ability to manage existing cash resources for operations and continue as a going concern;
•risks related to the loss of personnel, including changes in management;
•risks related to costs and expenses incurred in connection with restructuring activities and anticipated operational costs savings arising from the restructuring actions;
•risks and uncertainties related to the Chips Transaction (as defined below), including without limitation (i) the failure to achieve or fully realize the anticipated benefits of the Chips Transaction; (ii) third party costs incurred by the Company related to the Chips Transaction; and (iii) risks associated with any liabilities, assets or businesses retained by the Company in the Chips Transaction;
•risks and uncertainties related to the PF Transaction (as defined below), including without limitation (i) the failure to fully realize the anticipated benefits of such transaction; (ii) third party costs incurred by the Company related to any such transaction; (iii) risks associated with liabilities related to the transaction that were retained by the Company; and (iv) risks and uncertainties related to the transfer to the buyer of our manufacturing support and engineering center in China;
•our inability to remediate the material weaknesses in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting;
•the rapidly evolving markets for our products and uncertainty regarding the development of these markets;

•our historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period;
•delays and other difficulties in commercializing new products;
•the failure of new products: (i) to perform as expected without material defects; (ii) to be manufactured at acceptable volumes, yields, and cost; (iii) to be qualified and accepted by our customers; and (iv) to successfully compete with products offered by our competitors;
•uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally;
•actions by competitors;
•risks and uncertainties related to the outcome of legal proceedings, including in connection with the Proposed Transaction;
•risks and uncertainties related to applicable laws and regulations;
•acquisition-related risks, including that (i) revenue and net operating results obtained from the Systron Donner Inertial, Inc. (“SDI”) business, the Space and Navigation business of L3Harris Technologies, Inc. (“S&N”), or the FOG and Inertial Navigation Systems business (“EMCORE Chicago”) of KVH Industries, Inc. (“KVH”) may not meet our expectations; (ii) the costs and cash expenditures for integration of the S&N business operations or EMCORE Chicago may be higher than expected; (iii) there could be losses and liabilities arising from the acquisition of SDI, S&N, or EMCORE Chicago that we will not be able to recover from any source; (iv) we may not recognize the anticipated synergies from the acquisition of SDI, S&N, or EMCORE Chicago; and (v) we may not realize sufficient scale in our Navigation and Inertial Sensing product line from the SDI acquisition, the S&N acquisition, and the EMCORE Chicago acquisition and will need to take additional steps, including making additional acquisitions, to achieve our growth objectives for this product line;
•risks related to the conversion of order backlog into product revenue and the timing thereof; and
•other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as such risk factors may be amended, supplemented, or superseded from time to time by our subsequent periodic reports we file with the Securities and Exchange Commission (“SEC”).

These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report. Forward-looking statements are based on certain assumptions and analysis made in light of experience and perception of historical trends, current conditions, and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent judgment on what the future may hold, and we believe these judgments are reasonable; these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We do not intend to update any forward-looking statements to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,480	$10,291
Restricted cash	495	495
Accounts receivable, net of allowances for credit losses of $41 and $173, respectively	14,654	14,342
Contract assets	560	1,182
Inventory	26,017	25,065
Prepaid expenses	3,604	3,504
Other current assets	128	137
Total current assets	53,938	55,016
Property, plant, and equipment, net	7,298	7,868
Operating lease right-of-use assets	17,367	18,094
Other intangible assets, net	9,807	10,289
Other non-current assets	2,659	2,646
Total assets	$91,069	$93,913
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,037	$8,563
Accrued expenses and other current liabilities	6,095	5,220
Contract liabilities	2,483	1,424
Financing payable	148	587
Operating lease liabilities - current	2,298	2,668
Total current liabilities	19,061	18,462
Operating lease liabilities - non-current	17,843	18,247
Asset retirement obligations	2,398	2,378
Warrant liability (Note 10)	6,606	4,660
Total liabilities	45,908	43,747
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 9,771 shares issued and 9,081 shares outstanding as of December 31, 2024; 9,764 shares issued and 9,703 shares outstanding as of September 30, 2024	826,131	825,625
Treasury stock at cost; 691 shares as of December 31, 2024 and September 30, 2024	(47,721)	(47,721)
Accumulated other comprehensive income	958	958
Accumulated deficit	(734,207)	(728,696)
Total shareholders’ equity	45,161	50,166
Total liabilities and shareholders’ equity	$91,069	$93,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share data)	2024	2023
Revenue	$19,305	$24,123
Cost of revenue	13,036	18,035
Gross profit	6,269	6,088
Operating expense:
Selling, general, and administrative	7,171	6,609
Research and development	1,631	3,609
Restructuring	928	—
Severance	19	211
Gain on sale of assets	—	(31)
Total operating expense	9,749	10,398
Operating loss	(3,480)	(4,310)
Other expense:
Change in Fair value of warrant liability (Note 10 and 13)	(1,946)	—
Interest expense, net	—	(9)
Other income (expense)	7	(16)
Total other expense	(1,939)	(25)
Loss from continuing operations before income tax expense	(5,419)	(4,335)
Income tax expense from continuing operations	(42)	(28)
Net loss from continuing operations	$(5,461)	$(4,363)
Loss from discontinued operations	$(50)	$(1,316)
Net loss	$(5,511)	$(5,679)
Per share data:
Net loss on continuing operations per share, basic and diluted	$(0.60)	$(0.49)
Net loss on discontinued operations per share, basic and diluted	$(0.01)	$(0.15)
Net loss per share, basic and diluted	$(0.61)	$(0.64)
Weighted-average number of share outstanding, basic and diluted	9,068	8,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2024	2023
Shares of common stock
Balance, beginning of period	9,073	7,711
Stock-based compensation	8	20
Balance, end of period	9,081	7,731
Value of common stock
Balance, beginning of period	$825,625	$825,119
Stock-based compensation	506	848
Stock issuance costs	—	(18)
Tax withholding paid on behalf of employees for stock-based awards	—	(1)
Balance, end of period	826,131	825,948
Treasury stock, beginning and end of period	(47,721)	(47,721)
Accumulated other comprehensive income, beginning and end of period
Balance, beginning of period	958	350
Balance, end of period	958	350
Accumulated deficit
Balance, beginning of period	(728,696)	(697,458)
Net loss	(5,511)	(5,679)
Balance, end of period	(734,207)	(703,137)
Total shareholders’ equity	$45,161	$75,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

-EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(5,511)	$(5,679)
Less: Loss from discontinued operations, net of tax	(50)	(1,316)
Loss from continuing operations, net of tax	(5,461)	(4,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,072	1,457
Stock-based compensation expense	506	848
Provision adjustment related to credit loss	12	—
Provision adjustment related to product warranty	25	(71)
Gain on sale of assets	—	(31)
Change in Fair value of warrant liability	1,946	—
Total non-cash adjustments	3,561	2,203
Changes in operating assets and liabilities:
Accounts receivable and contract assets, net	298	(238)
Inventory	(953)	(3,049)
Other assets	(103)	985
Accounts payable	(483)	2,887
Financing payable	(439)	(276)
Contract liabilities	1,059	479
Operating lease liabilities	(47)	(735)
Accrued expenses and other liabilities	807	(14)
Total change in operating assets and liabilities	139	39
Net cash used in operating activities - continuing operations	(1,761)	(2,121)
Net used in operating activities - discontinued operations	(50)	(2,229)
Net cash used in operating activities	(1,811)	(4,350)
Cash flows from investing activities:
Purchase of property, plant, and equipment	—	(214)
Proceeds from disposal of property, plant, and equipment	—	32
Proceeds from deposit on disposition of assets held for sale	—	1,000
Net cash provided by investing activities	—	818
Cash flows from financing activities:
Payments towards line of credit	—	(1,768)
Payments towards note payable	—	(213)
Payments of issuance costs related to sales of common stock	—	(18)
Taxes paid related to net share settlement of equity awards	—	(1)
Net cash used in financing activities	—	(2,000)
Net decrease in cash, cash equivalents, and restricted cash	(1,811)	(5,532)
Cash, cash equivalents, and restricted cash at beginning of period	10,786	26,706
Cash, cash equivalents, and restricted cash at end of period	$8,975	$21,174
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$274
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$—	$(214)
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

We have fully vertically-integrated manufacturing capability at our facilities in Budd Lake, NJ, Concord, CA (the “Concord Facility”), and Tinley Park, IL. These facilities support our manufacturing strategy for FOG, Ring Laser Gyro (“RLG”), PIC, and QMEMS products for inertial navigation. Our manufacturing facilities maintain ISO 9001 quality management certification, and we are AS9100 aerospace quality certified at our facilities in Concord, CA and Budd Lake, NJ. Our best-in-class components and systems support a broad array of inertial navigation applications.

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

NOTE 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2024 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors, and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Going Concern Basis

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming we will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about our ability to continue as a going concern exists.

We have recently experienced losses from our operations and used a significant amount of cash, amounting to a net loss of $5.5 million and net cash outflows from continuing operations of $1.8 million for the three months ended December 31, 2024. As a result of our recent cash outflows, we have taken actions to manage our liquidity and will need to continue to manage our liquidity. As of December 31, 2024, our cash, cash equivalents and restricted cash totaled $9.0 million.

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

In May 2024, we initiated a restructuring program that included the full closure of our Alhambra, CA facility (the “Alhambra Facility”), headcount reductions and additional reductions in operating expenses (the “May 2024 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. The full closure of the Alhambra Facility was completed during the quarter ended September 30, 2024 and was not considered a part of our previously identified and reported discontinued operations, as these actions were part of a consolidation and expense reduction program.

Primarily as a result of these restructurings, we (i) eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra Facility (including sublease of three of the five buildings at the Alhambra Facility pursuant to the Chips Transaction and PF Transaction and the additional sublease of another building to other third parties) and are seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF (as defined below) pursuant to the PF Transaction, and plan to relocate personnel at the Concord Facility to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities. During the three months ended December 31, 2024, we incurred $0.9 million of restructuring expense.

We are evaluating the sufficiency of our existing balances of cash and cash equivalents and cash flows from operations, together with additional actions we could take including further expense reductions and/or potentially raising capital through additional debt or equity issuances, or from the potential monetization of certain assets. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our previously executed restructuring programs, or raising additional funds if we elect to do so, and as a result substantial doubt about our ability to continue as a going concern exists.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reported period. Such estimates include accounts receivable, inventories, long-lived assets, product warranty liabilities, legal contingencies, income taxes, equity-based instruments, restructuring related accruals, asset retirement obligations, and pension obligation, as well as the evaluation associated with the Company's assessment of its ability to continue as a going concern.

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

NOTE 3.    Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands)	December 31, 2024	September 30, 2024
Cash	$8,459	$10,265
Cash in money market funds	21	26
Restricted cash	495	495
Total cash, cash equivalents, and restricted cash	$8,975	$10,786

NOTE 4.    Aerosphere Power Merger Agreement
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

Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, no par value, of the Company (subject to certain exceptions set forth in the Merger Agreement) will be converted into the right to receive $3.10 per share (the “Merger Consideration”) in cash, without interest, subject to any withholding taxes. Immediately prior to the effective time of the Merger:

•each outstanding restricted stock unit award subject to time-based vesting restrictions, whether vested or unvested, that is outstanding under any of the Company’s 2010 Equity Incentive Plan (the “2010 Plan”), 2012 Equity Incentive Plan, Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”), 2022 New Employee Inducement Plan, Officer and Director Share Purchase Plan, Directors’ Compensation Policy, and Short-Term Incentive Plan, in each case, as amended (each a “Company Equity Plan”) will be canceled in consideration for the right to receive a lump sum cash payment (less any applicable tax withholdings) equal to the product obtained by multiplying (1) the amount of the Merger Consideration by (2) the total number of shares of the Company’s common stock represented by such restricted stock unit award subject to time-based vesting restrictions;
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

Assuming the satisfaction of the conditions set forth in the Merger Agreement, we expect the Merger to close during the quarter ending March 31, 2025. Following the effective time of the Merger, our common stock will be delisted from the Nasdaq Stock Market LLC (“Nasdaq”) and deregistered under the Securities Exchange Act of 1934, as amended.

NOTE 5.    Inventory

The components of inventory consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Raw materials	$17,121	$15,770
Work in-process	6,180	6,954
Finished goods	2,716	2,341
Inventory	$26,017	$25,065

NOTE 6.    Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Equipment	$11,848	$11,848
Furniture and fixtures	313	313
Computer hardware and software	2,811	2,780
Leasehold improvements	96	96
Construction in progress	458	490
Property, plant, and equipment, gross	15,526	15,527
Accumulated depreciation	(8,228)	(7,659)
Property, plant, and equipment, net	$7,298	$7,868

Depreciation expense totaled $0.6 million and $0.9 million during the three months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and September 30, 2024, all of our long-lived assets were located in the United States.

NOTE 7.    Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of: (a) 7.0 years for patents, (b) 8.0 years for customer relationships, and (c) 2.0-8.0 years for technology. A certain Company trademark is indefinite-lived.

The following table summarizes changes in intangible assets, net:

(in thousands)	December 31, 2024	September 30, 2024
Balance at beginning of period	$10,289	$12,245
Amortization	(482)	(1,956)
Balance at end of period	$9,807	$10,289

The weighted average remaining useful lives by definite-lived intangible asset category are as follows:

	December 31, 2024
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.5	$16,901	$(11,232)	$5,669
Customer relationships	5.6	4,690	(1,407)	3,283
Definite-lived intangible assets total		$21,591	$(12,639)	$8,952

As of December 31, 2024, the value of trademarks was approximately $0.9 million.

	September 30, 2024
(in thousands, except weighted average remaining life)	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	5.7	$16,901	$(10,896)	$6,005
Customer relationships	5.9	4,690	(1,261)	3,429
Definite-lived intangible assets total		$21,591	$(12,157)	$9,434

As of September 30, 2024, the value of trademarks was approximately $0.9 million.

Estimated future amortization expense for intangible assets recorded by the Company as of December 31, 2024 is as follows:

(in thousands)	Amount
2025	$1,447
2026	1,527
2027	1,504
2028	1,491
2029	1,474
Thereafter	1,509
Total amortization expense	$8,952

NOTE 8.    Benefit Plans

We assumed a defined benefit pension plan (the “Pension Plan”) on April 29, 2022 as a result of the acquisition of S&N. The Pension Plan was frozen to new hires as of March 31, 2007 and employees hired on or after April 1, 2007 are not eligible to participate in the Pension Plan. On July 1, 2022, the Pension Plan was amended to freeze benefit plan accruals for participants. As a result of the freeze, a curtailment was triggered and a restatement of the benefit obligation and plan assets occurred, although no gain or loss resulted. The annual measurement date for the Pension Plan is September 30. Benefits are based on years of credited service at retirement. Annual contributions to the Pension Plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. We maintain the Pension Plan with the goal of ensuring that it is adequately funded to meet its future obligations. We did not make any contributions to the Pension Plan during the three months ended December 31, 2024 and do not anticipate making any contributions for the remainder of the fiscal year ending September 30, 2025.

The components of net periodic pension cost are as follows:

	Three Months Ended December 31,
(in thousands)	2024	2023
Service (income) cost	$(7)	$26
Interest cost	78	92
Expected return on plan assets	(84)	(76)
Net periodic pension (income) cost	$(13)	$42
The service (income) cost component of total pension (income) cost is included as a component of cost of revenue on the condensed consolidated statements of operations for the three months ended December 31, 2024 and 2023. The interest cost and expected return on plan assets’ components of total pension expense are included as components of other expense on the condensed consolidated statements of operations for the three months ended December 31, 2024 and 2023.

Net pension asset is included as a component of other non-current assets on the condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024. As of December 31, 2024, the Pension Plan assets consist of cash and cash equivalents, and we manage a liability-driven investment strategy intended to maintain fully-funded status.

401(k) Plan

We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. Our matching contribution in cash for the three months ended December 31, 2024 and 2023, was $0.2 million and $0.3 million, respectively.

NOTE 9.    Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Compensation	$3,050	$3,129
Warranty	711	675
Professional fees	1,820	605
Other	514	811
Accrued expenses and other current liabilities	$6,095	$5,220

The changes in product warranty accruals consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Balance at beginning of period	$675	$864
Provision for product warranty expense	25	130
Adjustments and utilization of warranty accrual	11	(319)
Balance at end of period	$711	$675

The changes in severance accruals consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Balance at beginning of period	$758	$64
Additions to accrual for severance expense	19	2,919
Severance expense paid	(346)	(2,225)
Balance at end of period	$431	$758

Severance is accrued on our condensed consolidated balance sheets under accrued expenses and other current liabilities under compensation.

The changes in restructuring accruals consisted of the following:

(in thousands)	December 31, 2024	September 30, 2024
Balance at beginning of period	$77	$—
Additions to accrual for restructuring expense	928	2,219
Restructuring expense paid	(928)	(2,142)
Balance at end of period	$77	$77

Restructuring is accrued on our condensed consolidated balance sheets under accrued expenses and other current liabilities under other.

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

The Company has and will continue to subsequently remeasure the fair value of the Warrant each reporting period as long as the Warrant remains classified as a liability with changes in the fair value reported in “Change in Fair value of warrant liability” on the condensed consolidated statements of operations. We believe that the assumptions used in the calculations of Fair value of the warrant liability represent the best estimates of fair value.

As of December 31, 2024, using the Monte Carlo simulation valuation method, the fair value of the Warrant using Level 3 inputs was recorded at a $6.6 million non-current liability in the condensed consolidated balance sheet and for the three months ended December 31, 2024, the corresponding net increase in fair value of $1.9 million for the quarter is included in “Change in Fair value of warrant liability” in the condensed consolidated statements of operations. See Note 13 - Equity for further discussion of the Warrant.

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

NOTE 11.    Income and Other Taxes

During the three months ended December 31, 2024 and 2023, the Company recorded an income tax expense of $42 thousand and $28 thousand, respectively, comprised primarily of state tax expense. For the three months ended December 31, 2024 and 2023, the effective tax rate on continuing operations was 0.8% and 0.9%, respectively.

The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

All deferred tax assets have a full valuation allowance as of December 31, 2024. On a quarterly basis, the Company evaluates the positive and negative evidence to assess whether the more-likely-than-not criteria has been satisfied in determining whether there will be further adjustments to the valuation allowance.

As of December 31, 2024 and September 30, 2024, we did not accrue any significant uncertain tax benefit, interest, or penalties as tax liabilities on our condensed consolidated balance sheets. During the three months ended December 31, 2024 and 2023, there were no material increases or decreases in unrecognized tax benefits.

NOTE 12.    Commitments and Contingencies

Leases

Operating lease liabilities and expected cash inflows from signed subleases as of December 31, 2024 and September 30, 2024 were as follows:

(in thousands)	December 31, 2024	September 30, 2024
2025	$2,957	$4,124
2026	3,072	3,072
2027	2,757	2,757
2028	2,830	2,830
2029	2,906	2,906
Thereafter	19,273	19,273
Total lease payments	33,795	34,962
Less imputed interest	(13,654)	(14,046)
Total operating lease liabilities	$20,141	$20,916

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

Merger Litigation

Following the announcement of the Proposed Transaction, four purported shareholders of the Company filed complaints alleging that the proxy statement for the Special Meeting of the Company’s shareholders omitted or misstated material information with respect to the Proposed Transaction and seeking corrective disclosures and other equitable and legal relief. The complaints are entitled Whitten v. EMCORE Corporation, et al., No. 2:25-cv-00455-CAS-BFM (C.D. Cal. filed Jan. 17, 2025); Stevens v. EMCORE Corporation, et al., No. 650719/2025 (N.Y. Sup. Ct. filed Feb. 6, 2025); Wright v. EMCORE Corporation, et al., No. 650725/2025 (N.Y. Sup. Ct. filed Feb. 6, 2025); and Paskowitz v. EMCORE Corporation, et al., No. 1:25-cv-00820 (E.D.N.Y. filed Feb. 13, 2025) (the “Complaints”). Eleven other purported shareholders of EMCORE have sent demand letters to the Company making allegations and demands similar to those in the Complaints. It is possible that other complaints will be filed or demand letters received. While we believe resolution of the claims brought against us, both individually and in the aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings may change in the future. We intend to vigorously defend against these actions and ultimately believe that we should prevail.

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

The Warrant provides for certain adjustments to the exercise price and the number of shares issuable upon exercise of the Warrant in certain circumstances, including a full-ratchet anti-dilution adjustment in connection with certain issuances of common stock and convertible securities by the Company below the then current exercise price of the Warrant. The Company also agreed to register for resale with the SEC the shares issuable upon exercise of the Warrant. The Warrant contains restrictions on the Successor Agent’s ability to exercise the Warrant, such that the Successor Agent shall not be entitled to exercise the Warrant if the total number of shares of common stock then beneficially owned by the Successor Agent, and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the Successor Agent’s other ownership of the Company’s common stock, exceeds 4.999% of the total number of issued and outstanding shares of common stock of the Company (the “Threshold Percentage”). However, the Successor Agent has the right at any time and from time to time, to increase the Threshold Percentage to 9.999%. Additionally, the Successor Agent shall not have the right to exercise the Warrant if the total number of shares of common stock then beneficially owned by the Successor Agent , and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the Successor Agent’s other ownership of the Company’s common stock, exceeds 19.99%, unless shareholder approval is obtained by the Company, as may be required by the applicable rules and regulations of Nasdaq or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by Nasdaq. Notwithstanding anything to the contrary in the Warrant, the sum of the number of shares of common stock that may be issued under the Warrant is limited to 19.99% of the Company’s outstanding shares of common stock as of the issuance date of the Warrant (the “Exchange Cap”), unless shareholder approval is obtained by the Company to issue more than the Exchange Cap, as may be required by the applicable rules and regulations of Nasdaq or any such other exchange on which the Company’s shares are then listed, or unless such shareholder approval requirement has been waived by Nasdaq. The initial fair value of the warrant of $5.1 million was estimated using the Black-Scholes valuation method and was recorded as a long-term liability on the condensed consolidated balance sheet. See Note 10 - Credit Agreement for further information.

The change in Fair value of warrant liability using the Monte Carlo simulation valuation consisted of the following:

(in thousands)	December 31, 2024
Balance at beginning of period	$4,660
Change in Fair Value	1,946
Balance at end of period	$6,606

The change in fair value of the warrant liability using the Monte Carlo simulation valuation method for the three months ended December 31, 2024 is included in the condensed consolidated statements of operations on the line item captioned “Change in Fair value of warrant liability”.

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described as our “Equity Plans”: (a) the 2010 Plan, (b) the 2019 Plan, and (c) the 2022 New Employee Inducement Plan.

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

Stock-Based Compensation

The following table sets forth stock-based compensation expense by award type:

	Three Months Ended December 31,
(in thousands)	2024	2023
RSUs	$297	$519
PSUs	117	245
Outside director equity awards and fees in common stock	92	84
Total stock-based compensation expense	$506	$848

The following table sets forth stock-based compensation expense by expense type:

	Three Months Ended December 31,
(in thousands)	2024	2023
Cost of revenue	$120	$329
Selling, general, and administrative	328	375
Research and development	58	144
Total stock-based compensation expense	$506	$848

Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
(in thousands, except per share data)	2024	2023
Numerator
Net loss from continuing operations	$(5,461)	$(4,363)
Loss from discontinued operations	$(50)	$(1,316)
Net loss	$(5,511)	$(5,679)
Denominator
Weighted average number of shares outstanding - basic reflective of reverse stock split effective April 1, 2024	9,068	8,899
Effect of dilutive securities
Common shares underlying the warrant	—	—
Stock options	—	—
PSUs, RSUs, and restricted stock	—	—
Weighted average number of shares outstanding - diluted reflective of reverse stock split effective April 1, 2024	9,068	8,899
Net loss from continuing operations per share, basic and diluted	$(0.60)	$(0.49)
Loss from discontinued operations per share, basic and diluted	$(0.01)	$(0.15)
Net loss per share, basic and diluted	$(0.61)	$(0.64)
Weighted average antidilutive options, unvested RSUs and RSAs, unvested PSUs and common shares underlying warrants excluded from the computation reflective of reverse stock split effective April 1, 2024	760	375

Basic earnings per share (“EPS”) is computed by dividing net (loss) income for the period by the weighted-average number of common stock outstanding during the period. The weighted-average number of common stock outstanding includes the 1,190,000 pre-funded warrants discussed below in “Public Offerings”. Diluted EPS is computed by dividing net (loss) income for the period by the weighted average number of common stock outstanding during the period, plus the dilutive effect of outstanding restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and common shares underlying warrants as applicable pursuant to the treasury stock method. Certain of the Company's outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future. The anti-dilutive stock options, shares of outstanding and unvested restricted stock and common shares underlying warrants were excluded from the computation of earnings per share for the three months ended December 31, 2024 and 2023 due to the Company incurring a net loss for such period.

Future Issuances

Common stock reserved for future issuances as of December 31, 2024 was as follows:

Amount
Unvested RSUs	987,209
Unvested PSUs (at 100% maximum payout)	48,966
Issuance of stock-based awards under the Equity Plans	280,726
Purchases under the officer and director share purchase plan	8,874
Total reserved	1,325,775

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

Timing of Revenue

Revenue is classified by timing of recognition as presented below:

	Three Months Ended December 31,
(in thousands)	2024	2023
Trade revenue (recognized at a point in time)	$17,472	$17,373
Contract revenue (recognized over time)	1,833	6,750
Total revenue	$19,305	$24,123

Geographical Concentration

Revenue is classified by geographic area based on our customers’ billing addresses as presented below:

	Three Months Ended December 31,
(in thousands)	2024	2023
United States and Canada	$13,870	$16,393
Asia	936	2,979
Europe	4,489	3,432
Other	10	1,319
Total revenue	$19,305	$24,123

Customer Concentration

Portions of the Company’s sales are concentrated among a limited number of customers. Significant customers are defined as customers representing greater than 10% of consolidated revenue. Revenue from two and two significant customers represented an aggregate of 32% and 30% of our consolidated revenue for the three months ended December 31, 2024 and 2023, respectively.

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

In May 2024, we initiated a restructuring program that included the full closure of the facility in Alhambra, CA (the “Alhambra Facility”), headcount reductions and additional reductions in operating expenses (the “May 2024 Restructuring”). Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. The full closure of the Alhambra Facility was completed during the quarter ended September 30, 2024 and was not considered a part of our previously identified and reported discontinued operations, as these actions were part of a consolidation and expense reduction program.

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

The personnel reduction actions that we have taken in connection with the May 2024 Restructuring have resulted in annualized cost savings of approximately $17.0 million, exclusive of severance costs. One-time employee severance and termination costs of approximately $2.9 million were incurred during the fiscal year ended September 30, 2024. During the fiscal year ended September 30, 2024 we also incurred $2.2 million of restructuring expense including $0.9 million in expenses of the Chief Restructuring Officer, which we engaged in June 2024 in connection with the Credit Agreement and the Forbearance Agreement, $0.8 million in impairment of the inventory located at the Alhambra Facility, $0.3 million of impairment of the manufacturing execution system at the Alhambra Facility, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra Facility. During the three months ended December 31, 2024, we incurred $0.9 million of restructuring expense, including $0.6 million in expenses of the Chief Restructuring Officer and $0.3 million in expense related to the discontinuance of in-house component manufacturing.

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

Divestiture to HieFo Corporation

On April 30, 2024, we entered into an Asset Purchase Agreement (the “HieFo Purchase Agreement”) with HieFo Corporation, a Delaware corporation (“HieFo”), pursuant to which we agreed to transfer to HieFo substantially all of the assets primarily related to our discontinued chips business line, including with respect to equipment, contracts, intellectual property and inventory, including without limitation our indium phosphide wafer fabrication equipment, in consideration for a purchase price equal to $2.9 million in cash and assumption by HieFo of certain assumed liabilities (collectively, the “Chips Transaction”),

$1.0 million of which was received by us in the quarter ended December 31, 2023 in connection with the execution of a non-binding letter of intent related to the Chips Transaction and $1.9 million of which was received by us upon closing of the Chips Transaction. The signing and closing of the Chips Transaction occurred simultaneously.

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

Divestiture to Photonics Foundries

On October 11, 2023, we entered into an Asset Purchase Agreement, by and among us, Photonics Foundries, Inc., a Delaware corporation (“PF”), and Ortel LLC, a Delaware limited liability company and wholly-owned subsidiary of PF (“Ortel”), pursuant to which (i) we agreed to transfer to Ortel, and Ortel agreed to assume, substantially all of the assets and liabilities primarily related to our TV, wireless, sensing and defense optoelectronics business lines (the “Businesses”), including with respect to employees, contracts, intellectual property and inventory, and (ii) Ortel agreed to provide a limited license back to us of the patents being sold to Ortel (the “PF Transaction”). The PF Transaction excludes our chip business, indium phosphide wafer fabrication facilities and all assets not primarily related to the Businesses. The signing and closing of the PF Transaction occurred simultaneously, except with respect to our assets located in China. On November 30, 2023, we transferred to Ortel, and Ortel assumed, substantially all of the assets and liabilities of each of our subsidiaries in China.

In connection with the PF Transaction, the parties entered into a transition services agreement pursuant to which we are providing certain migration and transition services to facilitate an orderly transition of the operation of the Businesses to Ortel in the 12-month period following consummation of the PF Transaction, and we and Ortel entered into a sublease pursuant to which we are subleasing to Ortel one of our buildings (occupying approximately 12,500 square feet) at the Alhambra Facility: initially, for the 12-month period immediately following the closing of the PF Transaction without payment of rent and, for the period beginning October 12, 2024 and ending March 31, 2025, for rent in an amount approximately equal to the pro rata portion of the rent payable for such portion of the facility by us under our master lease. With respect to Ortel’s assumption of that certain Manufacturing Supply Agreement, dated August 9, 2021 (as amended, the “Fastrain Manufacturing Agreement”), by and among the Company, Shenzhen Fastrain Technology Co., Ltd., Hong Kong Fastrain Company Limited, and Fastrain Technology Malaysia SDN. BHD (collectively, “Fastrain”), we (i) made a payment to Fastrain in the amount of approximately $0.4 million immediately prior to the closing of the PF Transaction and (ii) provided a guaranty of PF’s and Ortel’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and Ortel in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by Fastrain, we will have the right to require Ortel to reassign to us all intellectual property assigned to Ortel in the PF Transaction and we will have the right to recover damages from PF and Ortel.

Economic Conditions

The increased instability of global economic conditions, inflationary risks, and the potential for new or reciprocal tariffs, sanctions or other trade restrictions are adding to the uncertainty of our business. These adverse conditions could result in longer sales cycles, increased costs to manufacture our products, and increased price competition. Given the dynamic nature of these macroeconomic conditions, we cannot reasonably estimate their full impact on our ongoing business, results of operations, and overall financial performance.

Results of Operations - Continuing Operations

	Three Months Ended December 31,
(in thousands, except percentages)	2024	2023	Change
Revenue	$19,305	$24,123	$(4,818)	(20.0)%
Cost of revenue	13,036	18,035	(4,999)	(27.7)
Gross profit	6,269	6,088	181	3.0
Operating expense:
Selling, general, and administrative	7,171	6,609	562	8.5
Research and development	1,631	3,609	(1,978)	(54.8)
Restructuring	928	—	928	—
Severance	19	211	(192)	(91.0)
Gain on sale of assets	—	(31)	31	100.0
Total operating expense	9,749	10,398	(649)	(6.2)
Operating loss	(3,480)	(4,310)	830	19.3
Other expense:
Change in Fair value of warrant liability	(1,946)	—	(1,946)	—
Interest expense, net	—	(9)	9	100.0
Other income (expense)	7	(16)	23	143.8
Total other expense	(1,939)	(25)	(1,914)	(7,656.0)
Loss from continuing operations before income tax expense	$(5,419)	$(4,335)	$(1,084)	(25.0)%

Revenue

For the three months ended December 31, 2024, revenue decreased by $4.8 million, or 20.0%, compared to the same period in the prior year, primarily due to decreased FOG sales of $2.8 million, lower revenue recognition for contract support of $0.4 million, decreased BoRG revenue of $1.4 million, and the termination of the TAIMU program by our customer resulting in a revenue decline of $1.3 million. Offsetting these decreases was increased TACNAV demand that resulted in a $1.8 million increase.

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

For the three months ended December 31, 2024, gross profit increased by $0.2 million or 3.0%, and gross margin increased from 25% to 36% relative to the three months ended December 31, 2023. The gross profit increase was primarily attributable to lower costs resulting from the completion of cost reduction activities associated with the May 2024 Restructuring, offset almost entirely by lower revenue. The gross margin increase was primarily driven by lower costs resulting from the completion of cost reduction activities associated with the May 2024 Restructuring.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) consists primarily of personnel-related expenditures for sales and marketing, IT, finance, legal, and human resources support functions.

For the three months ended December 31, 2024, SG&A increased by $0.6 million, or 8.5%, compared to the same period in the prior year, primarily as a result of higher professional service costs associated with the proposed Merger Agreement. These costs were partly offset by lower expenses resulting from the completion of cost reduction activities associated with the May 2024 Restructuring.

Research and Development

Research and development (“R&D”) includes personnel-related expenditures, project costs, and facility-related expenses. We intend to continue to invest in R&D programs because they are essential to our future growth.

For the three months ended December 31, 2024, R&D expense decreased by $2.0 million, or 54.8%, compared to the same period in the prior year, primarily as a result of the completion of cost reduction activities associated with the May 2024 Restructuring.

Restructuring

For the three months ended December 31, 2024, restructuring expense totaled approximately $0.9 million, primarily due to $0.6 million in expenses for the Chief Restructuring Officer and $0.3 million related to the discontinuance of in-house component manufacturing associated with the May 2024 Restructuring.

Change in Fair Value of Warrant Liability

During the fiscal year ended September 30, 2024, in consideration of the Forbearance Agreement, the Company issued the Warrant to the Successor Agent to purchase an aggregate of 1,810,528 (post-reverse split) shares of the Company’s common stock at an exercise price of $2.73 per share. The Warrant is exercisable, at any time and from time to time, for 10 years following the Issuance Date. The Company has and will continue to subsequently remeasure the fair value of the Warrant each reporting period as long as the Warrant remains classified as a liability with changes in the fair value reported in the caption “Change in Fair value of warrant liability” on the condensed consolidated statements of operations. We believe that the assumptions used in the calculations of fair value of the warrant liability represent the best estimates of fair value. As of December 31, 2024 and September 30, 2024, using the Monte Carlo simulation valuation method, the fair value of the Warrant using Level 3 inputs was recorded as a $6.6 million and $4.7 million, respectively, warrant liability in the condensed consolidated balance sheets and for the three months ended December 31, 2024, the corresponding net expense of $1.9 million is included in “Change in Fair value of warrant liability” in the condensed consolidated statements of operations.

Liquidity and Capital Resources

We have recently experienced significant losses from our operations and used a significant amount of cash in connection with strategic acquisitions to further our strategy of focusing on our Inertial Navigation business. As a result of our recent operating cash shortage, we have taken actions to manage our liquidity and will need to continue to manage our liquidity as we continue to restructure our operations to focus on our Inertial Navigation business. In addition, on November 7, 2024, we entered into the Merger Agreement with Parent, Parent Group Member, and Merger Sub – see “Aerosphere Power Merger Agreement” in “Recent Developments” above for additional information related to the Merger Agreement. As of December 31, 2024, cash and cash equivalents totaled $9.0 million and net working capital totaled $34.9 million. Net working capital, calculated as current assets (including inventory) minus current liabilities, is a financial metric we use which represents available operating liquidity.

We have taken a number of actions to continue to support our operations and meet our obligations:

•In April 2023, we initiated the April 2023 Restructuring. Our Board of Directors performed a thorough review of a number of factors including the competitive landscape, declining revenue and gross profit of these discontinued businesses, the current and expected profitability of these discontinued businesses, our cost structure, and our strategic focus on our Inertial Navigation business segment, and concluded that these discontinued businesses were non-strategic, unsustainable, and could not be restructured in a way that would have allowed us to achieve profitable growth and cash preservation. During the quarter ended September 30, 2023, the Broadband business segment and defense optoelectronics product line were considered as held for sale based upon the existence at such time of an executed non-binding letter of intent with respect to the PF Transaction and in consideration of ongoing negotiations for the sale of the chips business. Given the then-prospective sale of the Broadband business segment and defense optoelectronics product line, we identified these asset groups as discontinued operations during the quarter ended September 30, 2023. We discontinued operations of our chips business and indium phosphide wafer fabrication facility during the quarter ended September 30, 2023, consummated the PF Transaction during the three months ended December 31, 2023 and consummated the Chips Transaction on April 30, 2024.
•In May 2024, we initiated the May 2024 Restructuring. Our Board of Directors performed a thorough review of a number of factors including our competitive landscape, expected revenue and profitability, and cost structure, and concluded that our then-current structure and operations would not allow us to achieve profitable growth and cash generation. The full closure of the Alhambra Facility was completed during the quarter ending September 30, 2024. Primarily as a result of these restructurings, we (i) eliminated approximately 200 positions across all locations, collectively representing approximately 50% of our total workforce prior to such reductions, and (ii) consolidated facility space by shutting down our operations at the Alhambra Facility (including sublease of three of the five buildings at the Alhambra Facility pursuant to the Chips Transaction and PF Transaction and the additional sublease of another building to other third parties) and seeking to sublease the remaining available space in such facility, transferred our manufacturing support and engineering center in China to PF pursuant to the PF Transaction, and plan to relocate personnel at the Concord Facility to the operations area from the adjacent office building, collectively representing an approximately 35% reduction in the aggregate square footage occupied by our facilities. The personnel reduction actions that we have taken in connection with the May 2024 Restructuring have resulted in annualized cost savings of approximately $17.0 million, exclusive of severance costs. One-time employee severance and termination costs related to the May 2024 Restructuring of approximately $2.9 million were incurred during the fiscal year ended September 30, 2024. During the fiscal year ended September 30, 2024 we also incurred $2.2 million of restructuring expense including $0.9 million in expenses of the Chief Restructuring Officer, which we engaged in June 2024 in connection with the Credit Agreement and the Forbearance Agreement, $0.8 million in impairment of the inventory located at the Alhambra Facility, $0.3 million of impairment of the manufacturing execution system at the Alhambra Facility, and $0.2 million in costs to tear-down, pack and move equipment out of the Alhambra Facility. During the three months ended December 31, 2024, we incurred $0.9 million of restructuring expense, including $0.6 million in expenses of the Chief Restructuring Officer and $0.3 million in expense related to the discontinuance of in-house component manufacturing.
•On April 30, 2024, we entered into the HieFo Purchase Agreement with HieFo, with respect to the Chips Transaction for a purchase price equal to $2.9 million in cash, all of which was received during the fiscal year ended September 30, 2024, and assumption by HieFo of certain assumed liabilities. We and HieFo also entered into a transition services agreement pursuant to which we provided certain migration and transition services to facilitate an orderly transition of the operation of the chips business line to HieFo in consideration for fees payable to us for such services as agreed between us and HieFo for a period of up to 12 months following consummation of the Chips Transaction, and we and HieFo entered into a sublease pursuant to which we are subleasing to HieFo (i) initially, all of one building and a portion of a second building (collectively occupying approximately 21,750 square feet) and (ii) beginning January 1, 2026, all of such two buildings (collectively occupying approximately 25,000 square feet) at the Alhambra Facility through the remaining term of our lease of such facility ending September 30, 2031, with a pro rata portion of the rent for such facility being payable to us beginning on July 1, 2024.
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

Our existing balances of cash and cash equivalents, cash flows from operations, together with additional actions we may take to further reduce our expenses and/or additional funds we may receive if we elect to raise capital through additional debt or equity issuances or from our efforts to monetize certain assets, are anticipated to provide us with sufficient financial resources to meet cash requirements for operations, working capital, and capital expenditures for at least the next 12 months from the issuance date of the December 31, 2024 condensed consolidated financial statements. However, we may not be successful in executing on our plans to manage our liquidity, including recognizing the expected benefits from our restructuring described above or raising additional financing, and our ability to continue to operate as a going concern could be impaired, which could in turn cause a significant decline in our stock price and could result in a significant loss of value for our shareholders. Accordingly, substantial doubt about our ability to continue as a going concern exists. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, as the going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Cash Flow

	Three Months Ended December 31,
(in thousands, except percentages)	2024	2023	Change
Net cash used in operating activities - continuing operations	$(1,761)	$(2,121)	$360	17.0%
Net cash provided by investing activities	$—	$818	$(818)	(100.0)%
Net cash used in financing activities	$—	$(2,000)	$2,000	100.0%

For the three months ended December 31, 2024, our operating activities used cash primarily due to our net loss of $5.5 million less non-cash adjustments of $3.6 million. The non-cash adjustments consisted primarily of $1.9 million in change in fair value of warrant liability, $1.1 million related to depreciation, amortization and accretion expense, and $0.5 million related to stock-based compensation expense. The cash used in operating activities - continuing operations decreased by 17.0% compared to the previous period due to the April 2023 Restructuring. See further discussion in Recent Developments.

For the three months ended December 31, 2023, our investing activities provided cash primarily from a deposit on our assets held for sale.

For the three months ended December 31, 2023, our financing activities used cash primarily for payments to our borrowing facility.

Refer to Condensed Consolidated Statements of Cash Flows for further detail.

Contractual Obligations and Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since September 30, 2024 as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Off-Balance Sheet Arrangements

EMS Guarantee

In addition to the operating leases as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, in connection with the PF Transaction, with respect to Ortel’s assumption of the Fastrain Manufacturing Agreement, we provided a guaranty of PF’s and Ortel’s obligations with respect to payment of certain long-term liabilities that were originally agreed to and set forth in the Fastrain Manufacturing Agreement and assigned to PF and Ortel in the PF Transaction, in an aggregate amount expected to equal up to approximately $5.5 million, approximately $4.2 million of which will not become payable, if at all, until January 2026, provided that if such guaranty is exercised by the EMS provider, we will have the right to require Ortel to reassign to us all intellectual property assigned to Ortel in the PF Transaction and we will have the right to recover damages from PF and Ortel.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a discussion of our critical accounting estimates.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our Interim Chief Executive Officer and Chief Financial Officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based upon this evaluation, have concluded that our disclosure controls and procedures contained material weaknesses in internal control over financial reporting which were identified by the Company. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, the Company determined that communications with regard to internal control objectives were not effective to require employees to report the existence of new or novel arrangements for technical accounting review, which resulted in the Company’s failure to design and implement effective controls over such transactions. As of September 30, 2023, the control deficiency resulted in a material error associated with identification of the existence of certain insurance premium and supplier financing agreements, whereby (i) certain items on the Company’s consolidated balance sheet were underreported in “Other current assets” with a consistent dollar amount underreported for “Financing payable” within the Company’s consolidated balance sheet and (ii) certain items on the Company’s consolidated statements of cash flows were underreported in Payments to financing payables within “Cash flows from financing activities” and similar such underreporting of such items in other assets in “Cash flows from operating activities”. This error was corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2023, and as a result, this material weakness did not result in a material misstatement to the annual or interim consolidated financial statements previously filed and/or included in this Annual Report on Form 10-K. This material weakness has not been remediated as of December 31, 2024.

As of September 30, 2024, we identified a separate material weakness in internal control related to insufficient accounting and finance resources, particularly a lack of qualified project accounting and cost accounting personnel. This led to untimely preparation and review of account reconciliations by staff untrained in certain processes resulting in multiple errors. Our review of certain asset and liability accounts within the Company's consolidated balance sheet was not sufficient to ensure that these accounts, along with revenue and cost of revenues within the Company's statement of operations and comprehensive loss, reflected accurate amounts based on reconciliations and supporting documentation. These errors were corrected in the consolidated financial statements as of and for the fiscal year ended September 30, 2024, and as a result, this material weakness did not result in a material misstatement to the consolidated financial statements included in this Annual Report on Form 10-K. This material weakness has not been remediated as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as related to the identification of and the remediation of the material weakness described above. The design of processes, systems, and controls allows for remote execution with accessibility to secure data.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2024, which could materially affect our business, financial condition, or future results. We do not believe that there have been any material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, other than as set forth below. The risks described in our Annual Report on Form 10‑K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Lawsuits have been filed and additional lawsuits may be filed against us and our Board of Directors challenging the transactions contemplated by the Merger Agreement or the Proposed Transaction, which could prevent or delay the completion of the Proposed Transaction or result in the payment of damages.

Following the announcement of the Proposed Transaction, four purported shareholders of the Company filed complaints alleging that the proxy statement for the Special Meeting of EMCORE shareholders omitted or misstated material information with respect to the Proposed Transaction and seeking corrective disclosures and other equitable relief. The complaints are entitled Whitten v. EMCORE Corporation, et al., No. 2:25-cv-00455-CAS-BFM (C.D. Cal. filed Jan. 17, 2025); Stevens v. EMCORE Corporation, et al., No. 650719/2025 (N.Y. Sup. Ct. filed Feb. 6, 2025); Wright v. EMCORE Corporation, et al., No. 650725/2025 (N.Y. Sup. Ct. filed Feb. 6, 2025) and Paskowitz v. EMCORE Corporation, et al., No. 1:25-cv-00820 (E.D.N.Y. filed Feb. 13, 2025) (the “Complaints”). Eleven other purported shareholders of EMCORE have sent demand letters to the Company making allegations and demands similar to those in the Complaints. It is possible that additional litigation against us or our directors may be filed in the future. Among other remedies, claimants could seek damages and/or to enjoin the transactions contemplated by the Merger Agreement or the Proposed Transaction. An adverse ruling in any pending or future lawsuit may delay or prevent the transactions contemplated by the Proposed Transaction from being completed. Any such actions may create uncertainty relating to the Proposed Transaction and may be costly and distracting to our management.

ITEM 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of the Company.

ITEM 6. Exhibits

2.1^
Asset Purchase Agreement, dated as of October 11, 2023, by and among EMCORE Corporation, Photonics Foundries, Inc. and Ortel LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 12, 2023).

2.2^
Asset Purchase Agreement, dated as of April 30, 2024, by and between EMCORE Corporation and HieFo Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 2, 2024).

2.3^+
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

10.1†	Directors' Compensation Policy (amended effective October 1, 2024) (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on January 14, 2025).
31.1**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_____________________________________
† Management contract or compensatory plan
^ Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC on a confidential basis upon request.
+ Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 14, 2025	By:	/s/ Matthew Vargas
Matthew Vargas
Interim Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2025	By:	/s/ Tom Minichiello
Tom Minichiello
Chief Financial Officer (Principal Financial and Accounting Officer)